Form 10-K
period 1993-12-23
AMERICAN AIRLINES INC
filed 1994-03-31
CIK 4515

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)
     For fiscal year ended December 31, 1993.

( )  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 (No Fee      Required)

Commission file number 1-2691.

                            AMERICAN AIRLINES, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                                       13-1502798
       (State or other jurisdiction                                (I.R.S. Employer Identification No.)
     of incorporation or organization)

          4333 Amon Carter Blvd.
            Fort Worth, Texas                                                      76155
 (Address of principal executive offices)                                       (Zip Code)

Registrant's telephone number, including area code    (817) 963-1234
Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                                         Name of exchange on which registered
5-1/4% Subordinated Debentures                                            New York Stock Exchange
6-1/4% Subordinated Debentures                                            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item
045 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

American Airlines, Inc. is a wholly-owned subsidiary of AMR Corporation, and there is no market for the registrant's common stock. As of March 1, 1994, 1,000 shares of the registrant's common stock were outstanding.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions J(1)(a) and J(1)(b) of Form 10-K.

================================================================================

                                     PART I
ITEM 1.      BUSINESS

American Airlines, Inc. (American or the Company), the principal subsidiary of AMR Corporation (AMR), was founded in 1934. For financial reporting purposes, American's operations fall within two major lines of business: the Air Transportation Group and the Information Services Group.

AIR TRANSPORTATION GROUP

The Air Transportation Group consists primarily of American's Passenger and Cargo divisions.

AMERICAN'S PASSENGER DIVISION is one of the largest scheduled passenger airlines in the world. At the end of 1993, American provided scheduled jet service to 106 cities in the U.S. mainland and Hawaii, 28 in Latin America, 14 in Europe and 24 other destinations worldwide, including service to six cities provided through cooperative agreements with other airlines.

AMERICAN'S CARGO DIVISION provides a full range of freight and mail services to shippers throughout the airline's system. In addition, through cooperative agreements with other carriers, it has the ability to transport shipments to virtually any country in the world.

INFORMATION SERVICES GROUP

The Information Services Group consists of three divisions of American: SABRE Travel Information Network (STIN), SABRE Computer Services (SCS) and SABRE Development Services (SDS).

STIN provides travel reservation services through its computer reservation system, SABRE -- one of the largest privately owned, real-time computer systems in the world.

SCS manages AMR's data processing centers, voice and data communications networks and local-area computer networks worldwide.

SDS provides applications development, software solutions, consulting, and other technology services to other AMR units.

Additional information regarding business segments is included in Note 11 to the consolidated financial statements.


ROUTES AND COMPETITION

AIR TRANSPORTATION   Service over almost all of American's routes is highly
competitive. Currently, any carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its routes, American competes with at least one, and usually more than one, major domestic airline including: America West Airlines, Continental Airlines, Delta Airlines, Northwest Airlines, Southwest Airlines, Trans World Airlines, United Airlines, and USAir. American also competes with national, regional, all-cargo, and charter carriers and, particularly on shorter segments, ground transportation.

      Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize revenue potential of their service. American currently operates six domestic hubs: Dallas/Fort Worth, Chicago O'Hare, Miami, Raleigh/Durham, Nashville, and San Juan, Puerto Rico. During 1993, American closed its hub operation at San Jose, California. United Airlines and Delta Airlines have large operations at American's Chicago and Dallas/Fort Worth hubs, respectively.

      The four American Eagle carriers owned by AMR Eagle, an AMR subsidiary, increase the number of markets the Air Transportation Group serves by providing connections to American at its hubs and certain other major airports. Simmons Airlines, Inc. serves Dallas/Fort Worth and Chicago. Flagship Airlines, Inc. serves Miami, Raleigh/Durham, Nashville, and New York John F. Kennedy International Airport. Executive Airlines, Inc. serves San Juan, Puerto Rico. Wings West Airlines, Inc. serves Los Angeles, Orange County and selected other airports in the western U.S. American's competitors also own, and have marketing agreements with, regional carriers which provide service at their major hubs.

      In addition to its extensive domestic service, American provides service to and from cities in various other countries, primarily across North, Central and South America and Europe. In 1991, American added service to 20 cities in 15 countries in Latin America with the acquisition of route authorities from Eastern Air Lines. In 1992, American added service from several U.S. gateway cities to London's Heathrow Airport with the acquisition of Trans World Airlines' route authorities. American's operating revenues from foreign operations were approximately $3.9 billion in 1993, $3.7 billion in 1992 and $2.7 billion in 1991. Additional information about the Company's foreign operations is included in Note 10 to the consolidated financial statements.

      Competition in international markets is generally subject to more extensive government regulation than domestic markets. In these markets, American competes with foreign-investor owned and national flag carriers and U.S. carriers that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. American's operating authority in these markets is subject to aviation agreements between the U.S. and the respective countries, and in some cases, fares and schedules require the approval of the DOT and the relevant foreign governments. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policy could result in the alteration or termination of such agreements, diminish the value of such route authorities, or otherwise affect American's international operations. Bilateral relations between the U.S. and various foreign countries served by American are currently being renegotiated.

      On all of its routes, American's pricing decisions are affected by competition from other airlines, some of which have cost structures significantly lower than American's and can therefore operate profitably at lower fare levels. American and its principal competitors use inventory and yield management systems that permit them to vary the number of discount seats offered on each flight in an effort to maximize revenues.

      American believes that it has several advantages relative to its competition. Its fleet is young, efficient and quiet. It has a comprehensive domestic and international route structure, anchored by efficient hubs, which permit it to take full advantage of whatever traffic growth occurs. The Company believes American's AAdvantage frequent flyer program, which is the largest program in the industry, and its superior service also give it a competitive advantage.

      The major domestic carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, U.S. carriers are limited in their rights to carry passengers beyond designated gateway cities in foreign countries. Some of American's foreign competitors are owned and subsidized by foreign governments. To improve their access to each others markets, various U.S. and foreign carriers have made substantial equity investments in, or established marketing relationships with, other carriers.

COMPUTER RESERVATION SYSTEMS   The complexity of the various schedules and
fares offered by air carriers has fostered the development of electronic distribution systems. Travel agents and other subscribers access travel information and book airline, hotel and car rental reservations and issue airline tickets using these systems. American developed the SABRE computer reservation system (CRS), which is the one of the largest CRSs in the world. Competition among the CRS vendors is strong. Services similar to those offered through SABRE are offered by several air carriers and other companies in the U.S. and abroad, including: the Covia Partnership, owned by United Airlines, USAir and various foreign carriers; Worldspan, owned by Delta Airlines, Northwest Airlines, Trans World Airlines, and ABACUS Distribution Systems; and System One, owned by Continental Airlines.

      The SABRE CRS has several advantages relative to its competition. The Company believes that SABRE ranks first in market share among travel agents in the U.S. The SABRE CRS is furthering its expansion into international markets and continues to be in the forefront of technological innovation in the CRS industry.

REGULATION

GENERAL   The Airline Deregulation Act of 1978 (Act) and various other statutes amending the Act, eliminated most domestic economic regulation of passenger and freight transportation. However, the DOT and the Federal Aviation Administration (FAA) still exercise certain regulatory authority over air carriers under the Federal Aviation Act of 1958, as amended. The DOT maintains jurisdiction over international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation, baggage liability, and computer reservations systems. The DOT issued certain rules governing the CRS industry which became effective on December 7, 1992, and expire on December 31, 1997.

      The FAA regulates flying operations generally, including establishing personnel, aircraft and security standards. In addition, the FAA has implemented a number of requirements that the Air Transportation Group is incorporating into its maintenance program. These matters relate to, among other things, inspection and maintenance of aging aircraft, corrosion control, collision avoidance and windshear detection. Based on its current implementation schedule, the Air Transportation Group expects to be in compliance with the applicable requirements within the required time periods.

      The U.S. Department of Justice has jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory powers with respect to disputes between airlines and labor unions arising under collective bargaining agreements.

FARES   Airlines are permitted to establish their own domestic fares without governmental regulation, and the industry is characterized by substantial price competition. The DOT maintains authority over international fares, rates and charges. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries which American serves. While air carriers are required to file and adhere to international fare and rate tariffs, many international markets are characterized by substantial commissions, overrides, and discounts to travel agents, brokers and wholesalers.

      Fare discounting by competitors has historically had a negative effect on American's financial results because American is generally required to match competitors' fares to maintain passenger traffic. During recent years, a number of new low-cost airlines have entered the domestic market and several major airlines have begun to implement efforts to lower their cost structures. Further fare reductions, domestic and international, may occur in the future. If fare reductions are not offset by increases in passenger traffic or changes in the mix of traffic that improves yields, the Air Transportation Group's operating results will be negatively impacted.

AIRPORT ACCESS   The FAA has designated four of the nation's airports --
Chicago O'Hare, New York Kennedy, New York LaGuardia, and Washington National
- -- as "high density traffic airports" and has limited the number of take-offs and landings per hour, known as slots, during peak demand time periods at these airports. Currently, the FAA permits the purchasing, selling and trading of these slots by airlines and others, subject to certain restrictions. During 1993, the DOT issued final rules allowing air carriers to convert up to 50 percent of their commuter slots at Chicago O'Hare for use by jets with fewer than 110 seats. Certain foreign airports, including London Heathrow, a major European destination for American, also have slot allocations.

      The Air Transportation Group currently has sufficient slot authorizations to operate its existing flights and has generally been able to obtain slots to expand its operations and change its schedules. There is no assurance, however, that the Air Transportation Group will be able to obtain slots for these purposes in the future, because, among other factors, slot allocations are subject to changes in government policies.

ENVIRONMENTAL MATTERS   The Company is subject to various laws and government
regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular impact on the Company include the Airport Noise and Capacity Act of 1990 (ANCA), the Clean Air Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund). The Company is also subject to the oversight of Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency
(EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that have an impact on the Company's operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. As a part of its continuing environmental program, the Company has maintained compliance with such requirements without any material adverse effect on its business.

      The ANCA requires the phase-out by December 31, 1999, of Stage II aircraft operations, subject to certain exceptions. Under final regulations issued by the FAA in 1991, air carriers are required to reduce, by modification or retirement, the number of Stage II aircraft in their fleets 25 percent by December 31, 1994; 50 percent by December 31, 1996; 75 percent by December 31, 1998, and 100 percent by December 31, 1999. Alternatively, a carrier may satisfy the regulations by operating a fleet that is at least 55 percent, 65 percent, 75 percent, and 100 percent Stage III by the dates set forth in the preceding sentence, respectively.

      The ANCA recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of night-time curfews. The ANCA generally requires FAA approval of local noise restrictions on Stage III aircraft first effective after October 1990, and establishes a regulatory notice and review process for local restrictions on Stage II aircraft first proposed after October 1990. At December 31, 1993, approximately 83 percent of American's fleet was Stage III. While American has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, American's operations could be adversely affected if locally- imposed regulations become more restrictive or widespread.

      The Clean Air Act provides that state and local governments may not adopt or enforce aircraft emission standards unless those standards are identical to the federal standards. The engines on American's aircraft meet the EPA's turbine engine emissions standards.

      American has been identified by the EPA as a potentially responsible party (PRP) with respect to the following Superfund Sites: Operating Industries, Inc., California; Cannons, New Hampshire; Byron Barrel and Drum, New York; Palmer PSC, Massachusetts; Frontier Chemical, New York and Duffy Brothers, Massachusetts. American has settled the Operating Industries, Cannons and Byron Barrel and Drum matters, and all that remains to complete these matters are administrative tasks. With respect to the Palmer PSC, Frontier Chemical and Duffy Brothers sites, American is one of several PRPs named at each site. Although they are Superfund Sites, American's alleged waste disposal is minor compared to the other PRPs.

      American does not expect these matters, individually or collectively, to have a material impact on its financial condition, operating results or cash flows.

LABOR

The airline business is labor intensive. On December 31, 1993, American had approximately 95,800 employees. Wages, salaries and benefits represented nearly 35 percent of American's consolidated operating expenses for the year ended December 31, 1993. To improve its competitive position, American has undertaken various steps to reduce its unit labor costs, including workforce reductions.

      The majority of American's employees are represented by labor unions and covered by collective bargaining agreements. American's relations with such labor organizations are governed by the Railway Labor Act. Under this act, the collective bargaining agreements among American and these organizations become amendable upon the expiration of their stated term. If either party wishes to modify the terms of any such agreement, it must notify the other party before the contract becomes amendable. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request that a federal mediator be appointed. If no agreement is reached in mediation, the National Mediation Board may determine, at any time, that an impasse exists and may proffer arbitration. Either party may decline to submit to arbitration. If arbitration is rejected, a 30-day "cooling-off" period commences, following which the labor organization may strike and the airline may resort to "self-help," including the imposition of its proposed amendments and the hiring of replacement workers.

      American's collective bargaining agreement with the Association of Professional Flight Attendants became amendable on December 31, 1992. The National Mediation Board declared a cooling-off period in the negotiations in September 1993, following a long period of negotiation and mediation. After enduring a five-day strike by the union in November, American agreed to resolve the remaining issues through binding arbitration. American imposed certain contract amendments after the union declared the strike. The arbitration process is expected to be complex and will likely not be decided for several months. While the ultimate outcome is uncertain, the new contract will likely result in higher unit labor costs in 1994.

      American's collective bargaining agreements with the Allied Pilots Association and Flight Engineers International Association become amendable on August 31, 1994. American's collective bargaining agreement with the Transport Workers Union becomes amendable on March 1, 1995.

FUEL

American's operations are significantly affected by the availability and price of jet fuel. American's fuel costs and consumption for the years 1989 through 1993 were:

                                                                                                 Percent of
                             Gallons                                                             American's
                            Consumed               Total Cost            Average Price            Operating
      Year                (in millions)          (in millions)            Per Gallon              Expenses
      ----                -------------          -------------           -------------           ----------
      1989                    2,241             $     1,367                 61.01 cents            14.8%
      1990                    2,397                   1,899                 79.22                  17.4
      1991                    2,527                   1,780                 70.47                  14.7
      1992                    2,862                   1,862                 65.06                  13.6
      1993                    2,939                   1,818                 61.85                  12.8

      Based upon American's 1993 fuel consumption, a one-cent change in the average annual price-per-gallon of jet fuel caused a change of approximately $2.5 million in American's monthly fuel costs. American's fuel cost in 1993 decreased 2.4 percent over the prior year, primarily due to a 4.9 percent decrease in the average price per gallon, offset by a 2.7 percent increase in gallons consumed.

      Changes in fuel prices have industry-wide impact and benefit or harm American's competitors as well as American. Accordingly, lower fuel prices may be offset by increased price competition and lower revenues for all air carriers. Fuel prices may increase in the future. There can be no assurance that American will be able to pass such cost increases on to its customers by increasing fares in the future.

      Most of American's fuel is purchased pursuant to contracts which, by their terms, may be terminated upon short notice. While American does not anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there were major reductions in the availability of jet fuel, American's business would be adversely affected.

FREQUENT FLYER PROGRAM

American established the AAdvantage frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage members earn mileage credits for flights on American, American Eagle, or certain flights on participating airlines, or by utilizing services of other program participants, including hotels, car rental companies, and bank credit card issuers. In addition,

American periodically offers special short-term promotions which allow members to earn additional free travel awards or mileage credits. American reserves the right to change the AAdvantage program rules, regulations, travel awards and special offers at any time. American may initiate changes impacting, for example, participant affiliations, rules for earning mileage credit, mileage levels and awards, blackout dates and limited seating for travel awards, and the features of special offers. American reserves the right to end the AAdvantage program with six months notice.

      Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or participating airlines, or for other travel industry awards. Once a member accrues sufficient mileage for an award, the member may request an award certificate from American. Award certificates may be redeemed up to one year after issuance. Most travel awards are subject to blackout dates and capacity control seating. All miles earned after July 1989 must be redeemed within three years or they expire.

      American accounts for its frequent flyer obligation on an accrual basis using the incremental cost method. American's frequent flyer liability is accrued each time a member accumulates sufficient mileage in his or her account to claim the lowest level of free travel award (20,000 miles) and such award is expected to be used for free travel on American. American includes fuel, food, and reservations/ticketing costs, but not a contribution to overhead or profit, in the calculation of incremental cost. The cost for fuel is estimated based on total fuel burn traced by day by various categories of markets, with an amount allocated to each passenger. Food costs are tracked monthly by market category, with an amount allocated to each passenger. Reservation/ticketing costs are based on the total number of passengers (including those traveling on free awards) divided into American's total expense for these costs. No accounting is performed for non-travel awards redeemed since the cost to American, if any, is de minimis.

      At December 31, 1993 and 1992, American estimated that approximately 3.9 million and 3.7 million free travel awards, respectively, were eligible for redemption. At December 31, 1993 and 1992, American estimated that approximately 3.6 million and 3.4 million free travel awards, respectively, were expected to be redeemed for free travel on American. In making this estimate, American has excluded mileage in inactive accounts, mileage related to accounts that have not yet reached the lowest level of free travel award, mileage that is not expected to ever be redeemed for free travel, and mileage related to accounts that have reached the lowest level of free travel award but are estimated based on historical data to be redeemed for discounts and upgrades, free travel on participating airlines other than American, or services other than free travel, for which American has no obligation to pay the provider of those services. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel on American and deferred revenues for mileage sold to others participating in the program was $380 million and $285 million, representing
9.0 percent and 5.6 percent of American's total current liabilities, at December 31, 1993 and 1992, respectively.

      The number of free travel awards used for travel on American during the years ended December 31, 1993, 1992 and 1991 was approximately 2,163,000, 1,474,000, and 1,237,000, respectively, representing 9.5 percent, 6.0 percent and 5.3 percent of total revenue passenger miles for each period, respectively. American believes displacement of revenue passengers is insignificant given American's load factors, its ability to manage frequent flyer seat inventory and the relatively low ratio of free award usage to revenue passenger miles.

      Effective February 1, 1995, the lowest level of free travel award will increase from 20,000 to 25,000 miles.

OTHER MATTERS

SEASONALITY AND OTHER FACTORS   The Air Transportation Group's results of
operations for any interim period are not necessarily indicative of those for the entire year, since the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable operating results for the second and third quarters of the year than for the first and fourth quarters.

      The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor strikes and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 1993, is included in Note 12 to the consolidated financial statements.

      No material part of the business of American and its subsidiaries is dependent upon a single customer, or very few customers. Consequently, the loss of the Company's largest few customers would not have a materially adverse effect upon American.

INSURANCE   American carries insurance for public liability, passenger liability, property damage and all-risk coverage for damage to its aircraft, in amounts which, in the opinion of management, are adequate.

OTHER GOVERNMENT MATTERS   In time of war or during an unlimited national
emergency or civil defense emergency, American and other major air carriers may be required to provide airlift services to the Military Airlift Command under the Civil Reserve Air Fleet program.


ITEM 2.      PROPERTIES

FLIGHT EQUIPMENT

Owned and leased aircraft operated by American at December 31, 1993, included:

                                                                                                            Weighted
                                      Current                                                               Average
                                      Seating                       Capital      Operating                    Age
        Equipment Type               Capacity         Owned         Leased         Leased          Total    (Years)
        --------------               --------         -----         -------      ---------         ------   --------
JET AIRCRAFT
Airbus A300-600R                         267             10             -             25             35        4
Boeing 727-200                           150             56            22             36            114       19
Boeing 757-200                           188             37             6             32             75        3
Boeing 767-200                           204              8             -              -              8       11
Boeing 767-200 Extended Range            172              9            13              -             22        7
Boeing 767-300 Extended Range            215             11             1             22             34        3
Fokker 100                                97             53             5              4             62        1
McDonnell Douglas DC-10-10           237/290             26             7              -             33       19
McDonnell Douglas DC-10-30           227/273              4             1              -              5       19
McDonnell Douglas MD-11                  251             19             -              -             19        2
McDonnell Douglas MD-80                  142            119            25            116            260        6
                                                    -------         -----         ------           ----    -----
  Total                                                 352            80            235            667        8
                                                    =======         =====         ======           ====    =====

      For information concerning the estimated useful lives and residual values for owned aircraft, lease terms and amortization relating to aircraft under capital leases, and acquisitions of aircraft, see Notes 1, 3 and 4 to the consolidated financial statements. See Management's Discussion and Analysis for discussion of the retirement of certain widebody aircraft from the fleet.

      Lease expirations for American's leased aircraft included in the above table as of December 31, 1993, were:


                                                                                                              1999
                                                                                                              and
Equipment Type                     1994          1995           1996           1997           1998         Thereafter
- --------------                     ----          ----           ----           ----           ----         ----------
JET AIRCRAFT
Airbus A300-600R                     -            -              -              -              -               25
Boeing 727-200                      17           27              -              -              -               14
Boeing 757-200                       -            -              -              -              -               38
Boeing 767-200 Extended Range        -            -              -              -              -               13
Boeing 767-300 Extended Range        -            -              -              -              -                8
Fokker 100                           -            -              -              -              -                9
McDonnell Douglas DC-10-10           -            -              3              4              -                -
McDonnell Douglas DC-10-30           -            -              -              -              1                -
McDonnell Douglas MD-80              -            -              -              -              -              141
                                 -----         ----          -----          -----          -----            -----
                                    17           27              3              4              1              248
                                 =====         ====          =====          =====          =====            =====

      The table excludes leases for 15 Boeing 767-300 Extended Range aircraft which can be canceled with 30 days' notice during the first 10 years of the lease term. At the end of that term in 1998, the leases can be renewed for periods ranging from 10 to 12 years. The table also excludes one Boeing 737-200 and four Boeing 737-300 aircraft which have been subleased and one McDonnell Douglas DC-10-30 aircraft which has been grounded.

      Substantially all of American's aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed rate.

GROUND PROPERTIES

American leases, or has built as leasehold improvements on leased property, most of its airport and terminal facilities; certain corporate office, maintenance and training facilities in Fort Worth, Texas; its principal overhaul and maintenance base and computer facility at Tulsa International Airport, Tulsa, Oklahoma; its regional reservation offices; and local ticket and administration offices throughout the system. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; and the Dallas/Fort Worth, Chicago O'Hare, Raleigh/Durham, Nashville, San Juan, New York, and Los Angeles airport authorities to provide funds for, among other things, additional facilities and equipment, and improvements and modifications to existing facilities, which equipment and facilities are or will be leased to American. American also utilizes public airports for its flight operations under lease arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.

      For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1, 3 and 4 to the consolidated financial statements.

ITEM 3.      LEGAL PROCEEDINGS

In December 1992, the U.S. Department of Justice filed an antitrust lawsuit in the U.S. District Court for the District of Columbia under Section 1 of the Sherman Act against several airlines, including the Company, alleging price fixing based upon the industry's exchange of fare information through the Airline Tariff Publishing Company. In March 1994, the Company and the remaining defendants in the case agreed to settle the lawsuit without admitting liability by entering into a stipulated final judgment that prohibits or restricts certain pricing practices including the announcement of fare increases before their effective date. The proposed final judgment is subject to approval by the Court following a public notice and comment period prescribed by statute. The Company does not anticipate a material financial impact from the settlement or compliance with the stipulated judgment. Private class action claims with similar allegations were settled by the Company and other airlines which became final in March 1993. Prior to the private class action settlement becoming final, the Company and several other airlines voluntarily altered certain pricing practices at issue in the lawsuits to avoid exposure to additional claims.

      American has been sued in two class action cases that have been consolidated in the Circuit Court of Cook County, Illinois, in connection with certain changes made to American's AAdvantage frequent flyer program in May, 1988. (Wolens, et al v. American Airlines, Inc., No. 88 CH 7554, and Tucker v. American Airlines, Inc., No. 89 CH 199.) In both cases, the plaintiffs seek to represent all persons who joined the AAdvantage program before May 1988. The complaints allege that, on that date, American implemented changes that limited the number of seats available to participants traveling on certain awards and established holiday blackout dates during which no AAdvantage seats would be available for certain awards. The plaintiffs allege that these changes breached American's contracts with AAdvantage members and were in violation of the Illinois Consumer Fraud and Deceptive Business Practices Act (Consumer Fraud Act). Plaintiffs seek money damages of an unspecified sum, punitive damages, costs, attorneys fees and an injunction preventing the Company from making any future changes that would reduce the value of AAdvantage benefits. American moved to dismiss both complaints, asserting that the claims are preempted by the Federal Aviation Act and barred by the Commerce Clause of the U.S. Constitution.

      The trial court denied American's preemption motions, but certified its decision for interlocutory appeal. In December 1990, the Illinois Appellate Court held that plaintiffs' claims for an injunction are preempted by the Federal Aviation Act, but that plaintiffs' claims for money damages could proceed. On March 12, 1992, the Illinois Supreme Court affirmed the decision of the Appellate Court. American sought a writ of certiorari from the U.S. Supreme Court; and on October 5, 1992, that Court vacated the decision of the Illinois Supreme Court and remanded the cases for reconsideration in light of the U.S. Supreme Court's decision in Morales v. TWA, et al, which interpreted the preemption provisions of the Federal Aviation Act very broadly. On December 16, 1993, the Illinois Supreme Court rendered its decision on remand, holding that plaintiffs' claims seeking an injunction were preempted, but that identical claims for compensatory and punitive damages were not preempted. On February 8, 1994, American filed petition for a writ of certiorari in the U.S. Supreme Court. The Illinois Supreme Court granted American's motion to stay the state court proceeding pending disposition of American's petition in the U.S. Supreme Court.

      AMR and American are vigorously defending all of the above claims.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted under the reduced disclosure format pursuant to General Instruction J(2)(c) of Form 10-K.




                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

American is a wholly-owned subsidiary of AMR Corporation and there is no market for the Registrant's Common Stock.


ITEM 6.      SELECTED CONSOLIDATED FINANCIAL DATA

Omitted under the reduced disclosure format pursuant to General Instruction J(2)(a) of Form 10-K.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             (Abbreviated pursuant to General Instruction J(2)(a) of Form 10-K).

HIGHLIGHTS

SUMMARY   American's net income in 1993 was $23 million.  The 1993 results reflect the negative impact of a five-day strike by the union representing American's flight attendants in November. The results also include a $125 million charge ($79 million after tax) for the retirement of certain DC-10 aircraft and a positive $115 million adjustment to revenues ($67 million net of related commission expense and taxes) for a change in estimate related to certain earned passenger revenues. In 1992, American recorded a net loss of $735 million. The loss for 1992, before the effect of the adoption of two new mandatory accounting standards, was $274 million. The Company's 1993 operating income was $564 million, compared to an operating loss of $77 million in 1992.

      In the first quarter of 1993, AMR created and began implementing a new strategic framework, known as the Transition Plan. The Plan has three parts, each intended to improve results. First, make AMR's core airline business bigger and stronger where economically justified. Second, and conversely, shrink the airline where it cannot compete profitably. Third, reallocate resources and effort to AMR and American's growing information and management services businesses which are more profitable than the airline.

      Major events relating to the Transition Plan in 1993 included:

. The SABRE Technology Group -- later renamed The SABRE Group -- was formed during the second quarter of 1993.

. American announced its decision to retire 42 widebody DC-10 jets to reduce the airline's capacity and lower operating expenses.

. American shifted domestic capacity to its major hubs in Dallas/Fort Worth and Miami. The AMR Eagle carriers added or increased service in certain other markets as American reduced or withdrew jet service.

.     American significantly reduced service at San Jose, California.

. To provide increased value to business customers, American expanded its successful three-class transcontinental service to new markets, added more frequent flights on business routes such as Dallas/Fort Worth - Chicago, and added more first class seats on some narrowbody aircraft.

.     American increased capacity in Latin America by 17.5 percent over 1992.

      American's 1993 results benefited from strengthened domestic revenues in comparison to 1992. American's 1992 domestic revenues suffered from competitive fare reductions below the levels American established in its Value Pricing Plan in April 1992. European revenues, however, were negatively impacted in 1993 by aggressive fare discounting by competitors, weak European economies and a stronger U.S. dollar.

      The Company's 1993 results also reflect the dramatic adverse impact of a five-day strike by American's flight attendants' union in November. The strike's after-tax impact on fourth quarter results, estimated at $190 million, offset earnings generated earlier in the year.

      With the downsizing of unprofitable operations, American's workforce began to decline following years of double-digit percentage increases. In 1993, American provided $25 million for employee severance, primarily management/specialist and operations employees.

REVENUES
1993 COMPARED TO 1992   American's operating revenues increased 8.4 percent to
$14.7 billion in 1993, compared to $13.6 billion in 1992. Passenger revenues rose 8.4 percent, $1.0 billion, primarily as a result of an 8.8 percent increase in passenger yield (the average amount one passenger pays to fly one mile), partially offset by a 0.3 percent decline in passenger traffic.

      American's passenger yield in 1993 increased to 13.28 cents, primarily as a result of a very weak comparison base of 1992, when revenues were negatively impacted by competitors' drastic discounting of domestic fares. For the year, domestic yield increased 13.5 percent. International yield was mixed, increasing 13.9 percent in the Pacific, unchanged in Latin America and declining 10.1 percent in Europe. In 1993, American derived 73.8 percent of its passenger revenues from domestic operations and 26.2 percent from international operations.

      Although American's system capacity, as measured by available seat miles
(ASMs), increased 5.2 percent, its traffic, as measured by revenue passenger miles (RPMs), decreased 0.3 percent. The drastic fare discounting drove traffic up to record levels in 1992. Traffic suffered in 1993 from American's inability to carry passengers during the flight attendants' union strike in November and the adverse effect of the strike on passenger demand during the month of December. American's domestic traffic decreased 3.5 percent, to 69.7 billion RPMs, while domestic capacity grew 2.9 percent. International traffic grew 9.1 percent, to 27.5 billion RPMs on capacity growth of 12.1 percent. The increase in international traffic was led by a 14.7 percent increase in Latin America on capacity growth of 17.5 percent, and a 7.4 percent increase in Europe on capacity growth of 10.8 percent.

      Cargo revenues increased 10.4 percent, $60 million, driven by a 22.5 percent increase in American's domestic and international cargo volumes, partially offset by decreasing yields brought about by strong price competition resulting from excess industry capacity.

      Other revenues, consisting of service fees, liquor revenues, duty-free sales, tour marketing and miscellaneous other revenues, increased 5.2 percent, $26 million, primarily as a result of increased traffic.

      Information Services Group revenues increased 7.3 percent, $79 million, primarily due to increased booking fees resulting from growth in booking volumes and average fees collected from participating vendors.

EXPENSES
1993 COMPARED TO 1992   Operating expenses increased 3.8 percent, $515 million.
American's capacity increased 5.2 percent, to 160.9 billion ASMs, due primarily to the addition of new aircraft. American's Passenger Division cost per ASM decreased by 2.0 percent, to 8.25 cents.

      Wages, salaries and benefits rose 5.1 percent, $237 million, due to wage and salary adjustments for existing employees and rising health-care costs. In addition, during the fourth quarter, American recorded a $25 million severance provision in conjunction with layoffs and voluntary terminations of management/specialist and operations personnel.

      Aircraft fuel expense decreased 2.4 percent, $44 million, due to a 4.9 percent decrease in the average price per gallon, partially offset by a 2.7 percent increase in gallons consumed. The average price per gallon decreased from $0.65 per gallon in 1992 to $0.62 per gallon in 1993. American consumed an average of 245 million gallons of fuel each month. A one-cent decline in fuel prices saves approximately $2.5 million per month.

      Commissions to agents increased 10.3 percent, $130 million, due principally to increased passenger revenues and increased incentives for travel agents.

      Depreciation and amortization increased 16.4 percent, $157 million, primarily due to the addition of 44 owned jet aircraft and other capital equipment.

      Food service cost was flat, reflecting the 9.1 percent increase in international traffic, where food costs are greater, offset by the 3.5 percent decrease in domestic traffic.

      Maintenance materials and repairs expense decreased 8.9 percent, $53 million, due principally to the retirement of older aircraft and increased operational efficiencies.

      Other operating expenses (including crew travel expenses, booking fees, purchased services, communications charges, credit card fees and advertising) increased 2.4 percent, $54 million, primarily due to the increase in capacity and an increase in fees paid to affiliates for passengers connecting with American flights.

      Interest capitalized decreased 50.0 percent, $49 million, as a result of the decrease in the average balance during the year of purchase deposits for flight equipment and the decline in interest rates.

      Miscellaneous - net for 1993 includes a $125 million charge related to the retirement of 31 DC-10 aircraft. Included in Miscellaneous - net for 1992 is a $14 million provision for a cash payment representing American's share of a multi-carrier antitrust settlement.

OTHER INFORMATION

DEFERRED TAX ASSETS   As of December 31, 1993, the Company had deferred tax
assets aggregating approximately $2.0 billion, including approximately $337 million of alternative minimum tax (AMT) credit carryforwards. The Company believes substantially all the deferred tax assets, other than the AMT credit carryforwards, will be realized through reversal of existing taxable temporary differences. The Company anticipates using its AMT credit carryforwards, which are available for an indefinite period of time, against its future regular tax liability within the next 10 years for several reasons. Although the Company incurred net losses in 1990 through 1993, it recorded substantial income before taxes and taxable income during the seven-year period 1983 through 1989 of approximately $3.2 billion and $1.8 billion, respectively. The Company is aggressively pursuing revenue enhancement and cost reduction initiatives to restore profitability. The Company has also substantially curtailed its planned capital spending program, which will accelerate the reversal of depreciation differences between financial and tax income, thus increasing taxable income.

ENVIRONMENTAL MATTERS   American has been notified of potential liability with
regard to several environmental cleanup sites. At sites where remedial litigation has commenced, potential liability is joint and several. American's alleged volumetric contributions at the sites are minimal. American does not expect these actions, individually or collectively, to have a material impact on its financial condition, operating results or cash flows.

DISCOUNT RATE   Due to the decline in interest rates during 1993, the discount rate used to determine the Company's pension obligations as of December 31, 1993 and the related expense for 1994, has been reduced. The impact on 1994 pension expense of the change in the discount rate will be substantially offset by the significant appreciation in the market value of pension plan assets experienced during 1993.

PROPOSED SETTLEMENT OF LITIGATION During 1992, American and certain other carriers agreed to settle various class action claims, subject to approval by the U.S. District Court for the Northern District of Georgia. Under the terms of the agreement, the carriers paid a total of approximately $50 million in cash and will jointly issue and distribute approximately $408 million in face amount of certificates for discounts of approximately 10 percent on future air travel on any of the carriers. A liability has not been established for the certificate portion of the settlement since American expects that, in the aggregate, future revenues received upon redemption of the certificates will exceed the related cost of providing the air travel. American anticipates that the share of the certificates redeemed on American may represent, but is not limited to, American's 26 percent market share among the carriers. The ultimate impact of the settlement on American's revenues, operating margins and earnings is not reasonably estimable since both the portion of certificates to be redeemed on American and the stimulative or depressive effect of the certificate redemption on revenues is not known.

OUTLOOK FOR 1994

During 1993, AMR completed a comprehensive review of the competitive realities of its businesses and determined that it must change significantly in order to generate sufficient earnings. The fundamental problems of the airline -- increasing competition from low- cost, low-fare carriers, its inability to reduce labor costs to competitive levels, and the changing values of its customers -- demand new solutions. As an initial response to that need, AMR created and began implementing a new strategic framework known as the Transition Plan. The plan has three parts, each intended to improve AMR's results. First, make the core airline business bigger and stronger where economically justified. Second, and conversely, shrink the airline where it cannot compete profitably. Third, reallocate resources and effort to the growing information and management services businesses, which are more profitable than the airline.

      An integral part of the Transition Plan is the expansion of the business activities of The SABRE Group. The SABRE Group was formed as a business unit during 1993, integrating reporting relationships among American's STIN, SCS and SDS divisions and AMR's other information technology businesses. AMR plans to more fully develop and market its distinct information technology expertise through The SABRE Group and continues to investigate opportunities for further expanding its information technology businesses. These opportunities may include the combination of marketing and/or developmental functions of The SABRE Group businesses and/or a formal reorganization of The SABRE Group into one or more subsidiaries of AMR. This formal reorganization, if concluded, would likely involve the transfer to AMR, by means of a dividend, of American's STIN, SCS and SDS divisions. In addition, a formal reorganization would also result in the Company's compliance with a recent directive from the European Community Council of Ministers that, in effect, requires that a CRS operating in the European Community have a legal status that is separate and apart from its affiliated airline.

      Further, the Transition Plan recognizes the unfavorable and uncertain economics which have characterized the core airline business in recent years, acknowledges the airline cost problem and seeks to maximize the contribution of the Company's more profitable businesses. In 1994, AMR will continue the course of change initiated in 1993 under the Transition Plan. Over the long term, AMR will continue its best efforts to reduce airline costs and to restore the airline operations to profitability. Based on the success or failure of those efforts, AMR will make ongoing determinations as to the appropriate degree of reallocation of resources from the airline operations to its other businesses, which may include, if the airline cannot be run profitably, the disposition or termination, over the long term, of a substantial part or all of the airline operations.

AIR TRANSPORTATION GROUP   During 1993, American closed its hub and
dramatically reduced operations at San Jose, California, and expanded its Dallas/Fort Worth and Miami hubs. The airline will continue to reduce or eliminate service where it cannot operate profitably. American's regional airline affiliates, subsidiaries of AMR Eagle, have added turboprop service on some routes where jet service has been canceled, and they will continue to pursue these opportunities in 1994.

      In 1993, American removed 21 McDonnell Douglas DC-10 and 28 Boeing 727 aircraft from service. In 1994, an additional 14 DC- 10s and 31 727s will be retired. As a result, in 1994 American's available seat miles are expected to decrease by almost five percent. Domestic capacity will drop by almost seven percent, while international capacity will increase slightly. The capacity reduction will be the first at American since 1981.

      Aircraft retirements have necessitated the furlough of about 3,700 American employees since late 1992. The Company anticipates further workforce reductions in 1994 and, accordingly, made a provision for the cost of these reductions in 1993. Fewer aircraft deliveries will also translate into lower capital spending.

      American's revenue plan for 1994 reflects continued emphasis on producing premium yields by attracting more full fare passengers than its competitors.
As part of this plan, American will expand its successful three-class domestic transcontinental service, add more first class seats on some narrowbody aircraft and increase frequencies in business-oriented markets. In addition, American will seek to grow its cargo revenues again in 1994.

      In 1993, American's Passenger Division cost per available seat mile declined by 2.0 percent, largely due to a 4.9 percent drop in the cost of jet fuel. In 1994, though American will continue its rigorous program of cost control, it expects units costs, excluding fuel, to rise modestly. This increase will be driven by higher unit labor costs due to pay scale and average seniority escalations.

      On August 10, 1993, the Omnibus Budget Reconciliation Act was signed into law, imposing a new 4.3 cents per gallon tax on commercial aviation jet fuel for use in domestic operations. The new tax will become effective October 1, 1995, and is scheduled to continue until October 1, 1998. American estimates the resulting annual increase in fuel taxes will be approximately $90 million.

      AMR instituted a program in the latter half of 1993 to reduce interest costs. At year-end interest rates, the Company anticipates that this program, which involves such things as interest rate swaps, will produce significant interest cost savings. This savings is expected to largely offset the additional interest cost of new financings in 1994.

      In November 1993, American endured a five-day strike by its flight attendants' union; the strike ended when both sides agreed to binding arbitration. The arbitration process is expected to be complex and will likely not be decided for several months. While the ultimate outcome is uncertain, the new contract will likely result in higher unit labor costs in 1994.

      American's labor contract with its pilots' union becomes amendable in August 1994. The Company and the union leadership are pursuing opportunities to streamline the negotiation and settlement process. The ultimate outcome of these negotiations cannot be estimated at this time.

INFORMATION SERVICES GROUP   The integration of AMR's information services
businesses will continue in 1994 with the integration of American Airlines Decision Technologies, which is a subsidiary of AMR, SDS and other units in The SABRE Group into SABRE Decision Technologies (SDT). SDT will develop and market The SABRE Group's expanding array of information systems products and services to a growing list of airline and other customers throughout the world.

      STIN will seek to sustain its revenue growth through continued geographical expansion of the SABRE computerized reservation system and the sale of its leading-edge automated reservations products such as SABRExpress, SABRExpress Ticketing and SABRE TravelBase, a new travel agency accounting system.

ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page
                                                             ----
Report of Independent Auditors                                17

Consolidated Statement of Operations                          18

Consolidated Balance Sheet                                    19

Consolidated Statement of Cash Flows                          21

Consolidated Statement of Stockholder's Equity                22

Notes to Consolidated Financial Statements                    23

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
American Airlines, Inc.


      We have audited the accompanying consolidated balance sheets of American Airlines, Inc. as of December 31, 1993 and 1992, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in Item 14(a) on page 40. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Airlines, Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Notes 7 and 8 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.




                                                     ERNST & YOUNG


2121 San Jacinto
Dallas, Texas  75201
February 15, 1994

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions)

                                                                               Year Ended December 31,
                                                               -----------------------------------------------------
                                                                  1993                 1992                  1991
                                                               ----------           ----------            ----------
REVENUES
  Air Transportation Group:
     Passenger                                                 $      12,900        $      11,895         $     10,714
     Cargo                                                               637                  577                  474
     Other                                                               527                  501                  362
                                                               -------------        -------------         ------------
                                                                      14,064               12,973               11,550

  Information Services Group                                           1,167                1,088                1,011
  Less:  Intergroup revenues                                            (494)                (480)                (463)
                                                               -------------        -------------         ------------
      Total operating revenues                                        14,737               13,581               12,098
                                                               -------------        -------------         ------------

EXPENSES
  Wages, salaries and benefits                                         4,927                4,690                4,027
  Aircraft fuel                                                        1,818                1,862                1,780
  Commissions to agents                                                1,393                1,263                1,116
  Depreciation and amortization                                        1,115                  958                  823
  Other rentals and landing fees                                         787                  764                  550
  Food service                                                           693                  690                  620
  Aircraft rentals                                                       639                  631                  577
  Maintenance materials and repairs                                      542                  595                  592
  Other operating expenses                                             2,259                2,205                1,995
                                                               -------------        -------------         ------------
     Total operating expenses                                         14,173               13,658               12,080
                                                               -------------        -------------         ------------
OPERATING INCOME (LOSS)                                                  564                  (77)                  18

OTHER INCOME (EXPENSE)
  Interest income                                                          5                   13                   31
  Interest expense                                                      (408)                (386)                (345)
  Interest capitalized                                                    49                   98                  153
  Miscellaneous - net                                                   (136)                 (44)                 (86)
                                                               -------------        -------------         ------------
                                                                        (490)                (319)                (247)
                                                               -------------        -------------         ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                 74                 (396)                (229)
Income tax provision (benefit)                                            51                 (122)                 (64)
                                                               -------------        -------------         ------------

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF ACCOUNTING CHANGES                                            23                 (274)                (165)
CUMULATIVE EFFECT OF ACCOUNTING CHANGES:
     Postretirement benefits other than
         pensions, net of tax benefit                                      -                 (593)                   -
          Income taxes                                                     -                  132                    -
                                                               -------------        -------------         ------------
NET INCOME (LOSS)                                              $          23        $        (735)        $       (165)
                                                               =============        =============         ============


The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEET
(in millions)

                                                                                               December 31,
                                                                                    ----------------------------------
                                                                                        1993                 1992
                                                                                    ------------          ------------
ASSETS

CURRENT ASSETS
  Cash                                                                              $          55         $         45
  Short-term investments of affiliates                                                        514                  801
  Receivables, less allowance for uncollectible
     accounts (1993 - $26; 1992 - $28)                                                        731                  742
  Receivables from affiliates                                                                 223                  313
  Inventories, less allowance for obsolescence
     (1993 - $162; 1992 - $130)                                                               606                  621
  Deferred income taxes                                                                       269                  210
  Other current assets                                                                        130                  156
                                                                                    -------------         ------------
     Total current assets                                                                   2,528                2,888

EQUIPMENT AND PROPERTY
  Flight equipment, at cost                                                                12,142               10,571
  Less accumulated depreciation                                                             2,950                2,699
                                                                                    -------------         ------------
                                                                                            9,192                7,872
  Purchase deposits for flight equipment                                                      313                  783
                                                                                    -------------         ------------
                                                                                            9,505                8,655

  Other equipment and property, at cost                                                     3,713                3,762
  Less accumulated depreciation                                                             1,749                1,676
                                                                                    -------------         ------------
                                                                                            1,964                2,086
                                                                                    -------------         ------------
                                                                                           11,469               10,741

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
  Flight equipment                                                                          1,822                1,833
  Other equipment and property                                                                245                  237
                                                                                    -------------         ------------
                                                                                            2,067                2,070
  Less accumulated amortization                                                               707                  616
                                                                                    -------------         ------------
                                                                                            1,360                1,454

OTHER ASSETS
  Route acquisition costs, less accumulated amortization
     (1993 - $95; 1992 - $66)                                                               1,061                1,090
  Airport operating and gate lease rights, less accumulated amortization
     (1993 - $56; 1992- $40)                                                                  356                  372
  Prepaid pension cost                                                                        398                  347
  Other                                                                                       577                  550
                                                                                    -------------         ------------
                                                                                            2,392                2,359
                                                                                    -------------         ------------
TOTAL ASSETS                                                                        $      17,749         $     17,442
                                                                                    =============         ============


The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEET
(in millions, except shares and par value)

                                                                                               December 31,
                                                                                    ----------------------------------
                                                                                        1993                  1992
                                                                                    ------------          ------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                                                  $         857         $        889
  Payables to affiliates                                                                      479                  827
  Accrued salaries and wages                                                                  467                  436
  Accrued liabilities                                                                         814                  819
  Air traffic liability                                                                     1,461                1,524
  Short-term borrowings                                                                         -                  380
  Current maturities of long-term debt                                                         70                  138
  Current obligations under capital leases                                                     92                   84
                                                                                    -------------         ------------
     Total current liabilities                                                              4,240                5,097

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                     1,453                1,282

LONG-TERM DEBT DUE TO PARENT                                                                4,045                3,236

OBLIGATIONS UNDER CAPITAL LEASES,
  LESS CURRENT OBLIGATIONS                                                                  1,792                1,866

OTHER LIABILITIES AND CREDITS
  Deferred income taxes                                                                       338                  285
  Deferred gains                                                                              784                  814
  Postretirement benefits                                                                   1,085                1,003
  Other liabilities and deferred credits                                                      844                  712
                                                                                    -------------         ------------
                                                                                            3,051                2,814

COMMITMENTS, LEASES AND CONTINGENCIES


STOCKHOLDER'S EQUITY
  Common stock - $1 par value;
     1,000 shares authorized, issued and outstanding                                            -                    -
  Additional paid-in capital                                                                1,699                1,699
  Retained earnings                                                                         1,469                1,448
                                                                                    -------------         ------------
                                                                                            3,168                3,147
                                                                                    -------------         ------------
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                          $      17,749         $     17,442
                                                                                    =============         =============



The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

                                                                                Year Ended December 31,
                                                                -------------------------------------------------------
                                                                    1993                  1992                 1991
                                                                ------------          ------------         ------------
CASH FLOW FROM OPERATING ACTIVITIES:
          Net income (loss)                                     $          23         $       (735)         $      (165)
     Adjustments to reconcile net loss to net cash
         provided by operating activities:
         Depreciation and amortization                                  1,115                  958                  823
       Deferred income taxes                                               (4)                 (26)                 (95)
       Provisions for losses                                              125                    -                   68
       Cumulative effect of accounting changes                              -                  461                    -
       Proceeds from transfer of receivables                                -                    -                  300
       Change in assets and liabilities:
         Decrease (increase) in receivables                               101                 (126)                (247)
         Increase in inventories                                           (6)                 (72)                 (48)
         Decrease in accounts payable
           and accrued liabilities                                         (6)                 (21)                  (1)
         Increase (decrease) in payables to affiliates                    (60)                   1                   23
         Increase (decrease) in air traffic liability                     (64)                 366                   40
       Other, net                                                          78                   37                  (88)
                                                                -------------         ------------         ------------
         Net cash provided by operating activities                      1,302                  843                  610

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                                 (1,873)              (3,157)              (3,311)
  Acquisitions of routes and other related assets                           -                  (36)                (744)
  Net decrease (increase) in short-term investments                       287                  334                 (312)
  Funds transferred from (to) affiliates for investment, net             (287)                (334)                 312
  Other, net                                                               35                   34                  44
                                                                -------------         ------------         ------------
         Net cash used for investing activities                        (1,838)              (3,159)             (4,011)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from:
     Issuance of long-term debt                                           330                  684                  244
     Sale-leaseback transactions                                            -                  610                1,545
  Net short-term borrowings (repayments)
     with maturities of 90 days or less                                  (350)                  18                 (246)
  Other short-term borrowings                                               -                  104                  425
  Payments on other short-term borrowings                                 (30)                (153)                (978)
  Payments on long-term debt and capital lease obligations               (294)                (282)                 (75)
  Funds transferred from affiliates used by American, net                 809                1,286                2,425
  Other, net                                                               81                    7                   43
                                                                -------------         ------------         ------------
         Net cash provided by financing activities                        546                2,274                3,383
                                                                -------------         ------------         ------------

Net increase (decrease) in cash                                            10                  (42)                 (18)
Cash at beginning of year                                                  45                   87                  105
                                                                -------------         ------------         ------------
Cash at end of year                                             $          55         $         45         $         87
                                                                =============         ============         ============



The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(in millions)

                                                                      Additional
                                                       Common           Paid-in          Retained
                                                       Stock            Capital          Earnings           Total
                                                     ------------    ------------      ------------      ------------
Balance at January 1, 1991                           $        -      $        699      $      2,339      $      3,038

Net loss                                                      -                 -              (165)             (165)
Capital contribution                                          -             1,000                 -             1,000
Other                                                         -                 -                (1)               (1)
                                                     ----------      ------------      ------------      ------------

Balance at December 31, 1991                                  -             1,699             2,173             3,872
Net loss                                                      -                 -              (735)             (735)
Other                                                         -                 -                10                10
                                                     ----------      ------------      ------------      ------------

Balance at December 31, 1992                                  -             1,699             1,448             3,147
Net income                                                    -                 -                23                23
Other                                                         -                 -                (2)               (2)
                                                     ----------      ------------      ------------      ------------
Balance at December 31, 1993                         $        -      $      1,699      $      1,469      $      3,168
                                                     ==========      ============      ============      ============


The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION   American Airlines, Inc. (American or the Company) is a
wholly-owned subsidiary of AMR Corporation (AMR). The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the 1993 presentation.

TRANSACTIONS WITH AFFILIATES   Transactions with affiliates are on a basis
determined by the parties.

      American invests funds of affiliates in a combined short-term investment portfolio and passes through interest income on such funds at the average rate earned on the portfolio. To the extent funds transferred to American exceed the invested portfolio, such amounts are converted to Long-Term Debt due to Parent under a subordinated note agreement with AMR. To the extent American invests its excess cash flows in the short-term investment portfolio, Long-Term Debt due to Parent is reduced with a corresponding increase in Payables to Affiliates. The subordinated promissory note bears interest based on the London Interbank Offered Rate (LIBOR), 3.5 percent at December 31, 1993, and the interest rate is reset every six months. The note is due May 1, 2001; however, American may prepay the note without penalty at any time. Under the provisions of this note agreement, approximately $3.86 billion and $3.06 billion was included in Long-Term Debt due to Parent as of December 31, 1993 and 1992, respectively.

      Payables to Affiliates includes approximately $514 million and $801 million at December 31, 1993 and 1992, respectively, representing funds of affiliates transferred to American for investment and invested in the portfolio.

      Interest paid to affiliates in addition to interest income passed through on invested funds was approximately $132 million, $106 million and $93 million for the years ended December 31, 1993, 1992 and 1991, respectively.

      Interest expense includes $16 million for the years ended December 31, 1993 and 1992, and $15 million for the year ended December 31, and 1991, relating to debentures held by AMR calculated at a 9.03 percent effective interest rate.

      During 1991, AMR contributed $1.0 billion of capital to American by reducing American's obligation to AMR for invested funds.

      American paid affiliates $138 million, $110 million and $73 million in 1993, 1992 and 1991, respectively, for ground handling services provided at selected airports, data processing services, consulting services and investment management and advisory services with respect to short-term investments and the assets of its retirement benefit plans.

      American issues tickets for flights on AMR Eagle. As a result, the revenue collected for such tickets is prorated between American and AMR Eagle based on the segments flown by the respective carriers. In addition, in 1993, 1992 and 1991, American paid fees of $261 million, $213 million and $111 million, respectively, included in Other Operating Expenses, to AMR Eagle primarily for passengers connecting with American flights.

      American paid commissions of $4 million and $19 million to AMR Foreign Sales Corporation, Ltd., a subsidiary of AMR, in 1992 and 1991, respectively, for arranging certain aircraft sale and leaseback transactions. The commissions were recognized as adjustments to the deferred gains on these sales.

      American charges AMR affiliates for the use of its communications, accounting and information processing systems, as well as for other services.

      American recognizes compensation expense associated with certain AMR common stock-based awards for employees of American.

INVENTORIES   Spare parts, materials and supplies relating to flight equipment are carried at average cost and are expensed when used in operations. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date aircraft are retired from service.

EQUIPMENT AND PROPERTY   The provision for depreciation of operating equipment
and property is computed on the straight-line method applied to each unit of property, except that spare assemblies are depreciated on a group basis. The depreciable lives and residual values used for the principal depreciable asset classifications are:

                                                                                                   Residual
                                                               Depreciable Life                     Value
                                                       -------------------------------             ---------
Airbus A300-600R                                       20 years                                       5%
Boeing 727-200                                         *                                              5%
Boeing 757-200, 767-200 and 767-300                    20 years                                       5%
Fokker 100                                             20 years                                       5%
DC-10-10 and DC-10-30**                                December 31, 1999***                           5%
MD-11 and MD-80                                        20 years                                       5%
Major rotable parts, avionics and assemblies           Life of equipment to which                    None
                                                       applicable
Improvements to leased flight equipment                Term of lease                                 None
Buildings and improvements (principally on             10-30 years or term of lease                  None
  leased land)
Other equipment                                        3-20 years                                    None

     * In connection with a review of its fleet plan, American changed, effective October 1, 1991, the estimated useful lives of its Boeing 727-200 aircraft and engines from a common retirement date of December 31, 1994, to projected retirement dates by aircraft, which results in an average depreciable life of approximately 21 years.
    ** During 1993, American announced its intention to retire a total of 36 McDonnell Douglas DC-10-10 and six McDonnell Douglas DC-10-30 aircraft. At December 31, 1993, 21 of those aircraft had been grounded.
   ***   Approximate common retirement date.

         Equipment and property under capital leases are amortized over the term of the leases and such amortization is included in depreciation and amortization. Lease terms vary but are generally 10 to 25 years for aircraft and 7 to 40 years for other leased equipment and property.

MAINTENANCE AND REPAIR COSTS   Maintenance and repair costs for owned and
leased flight equipment are charged to operating expense as incurred.

INTANGIBLE ASSETS   The Company continually evaluates intangible assets to
determine whether current events and circumstances warrant adjustment of the carrying values or amortization periods.

Route acquisition costs and airport operating and gate lease rights represent the purchase price attributable to route authorities, airport take-off and landing slots and airport gate leasehold rights acquired and are being amortized on a straight-line basis over 10 to 40 years.

PASSENGER REVENUES   Passenger ticket sales are initially recorded as a current liability. Revenue derived from the sale is recognized at the time transportation is provided.

FREQUENT FLYER PROGRAM   The estimated incremental cost of providing free
travel awards is accrued when such award levels are reached. Revenues received for miles sold to others participating in the program are deferred and recognized over a period approximating the time transportation is provided.

INCOME TAXES   AMR and its eligible subsidiaries, including American, file a consolidated federal income tax return. Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting carrying amounts of assets and liabilities and the income tax amounts.

DEFERRED GAINS   Gains on the sale and leaseback of equipment and property are deferred and amortized over the terms of the related leases as a reduction of rent expense.

FOREIGN EXCHANGE CONTRACTS   American enters into foreign exchange contracts as
a hedge against certain amounts payable or receivable in foreign currencies. Market value gains or losses are recognized and offset against foreign exchange gains or losses on those obligations or receivables.

FUEL SWAP CONTRACTS   American enters into swap contracts to hedge against
market price fluctuations of jet fuel. Gains or losses on these contracts are included in fuel expense when the underlying fuel being hedged is used.

STATEMENT OF CASH FLOWS   Short-term investments, without regard to remaining
maturity at acquisition, are not considered as cash equivalents for purposes of the statement of cash flows.

2.       SHORT-TERM INVESTMENTS

         Short-term investments consisted of (in millions):

                                                                                      December 31,
                                                                           ----------------------------------
                                                                               1993                  1992
                                                                           ------------          ------------
Corporate notes                                                            $         222         $          -
U.S. Treasury notes                                                                  150                  704
Other debt securities                                                                142                   97
                                                                           -------------         ------------
                                                                           $         514         $        801
                                                                           =============         ============

      The fair value of short-term investments at December 31, 1993, by contractual maturity was (in millions):

Due in one year or less                                                    $         166
Due after one year through three years                                               122
Due after three years                                                                226
                                                                           -------------
                                                                           $         514
                                                                           =============

      All short-term investments were classified as available-for-sale and stated at fair value.

3.    COMMITMENTS AND CONTINGENCIES

      The Company has on order 36 jet aircraft - 16 Boeing 757-200s, seven Boeing 767-300ERs and 13 Fokker 100s scheduled for delivery through 1996. Deposits of $313 million have been made toward the purchase of these aircraft. Future payments, including estimated amounts for price escalation through anticipated delivery dates for these aircraft and related equipment will be approximately $600 million in 1994, $450 million in 1995 and $150 million in 1996, a portion of which is payable in foreign currencies.

      In addition to these commitments for aircraft, the Company has authorized expenditures of approximately $1.1 billion for aircraft modifications, renovations of, and additions to, airport and office facilities and various other equipment and assets. American expects to spend approximately $750 million of this amount in 1994.

      American has included an event risk covenant in approximately $2.9 billion of lease agreements. The covenant permits the holders of such instruments to receive a higher rate of return (between 50 and 700 basis points above the stated rate) if a designated event, as defined, should occur and the credit rating of the debentures or the debt obligations underlying the lease agreements is downgraded below certain levels.

      In July 1991, American entered into a five-year agreement whereby American transfers, on a continuing basis and with recourse to the receivables, an undivided interest in a designated pool of receivables. Undivided interests in new receivables are transferred daily as collections reduce previously transferred receivables. At December 31, 1993 and 1992, Receivables are presented net of approximately $300 million of such transferred receivables. American maintains an allowance for uncollectible receivables based upon expected collectibility of all receivables, including the receivables transferred.

      Special facility revenue bonds have been issued by certain municipalities, primarily to purchase equipment and improve airport facilities which are leased by American. In certain cases, the bond issue proceeds were loaned to American and are included in Long-Term Debt. Certain bonds have rates that are periodically reset and are remarketed by various agents. In certain circumstances, American may be required to purchase up to $413 million of the special facility revenue bonds prior to maturity, in which case American has the right to resell the bonds or to use the bonds to offset its lease or debt obligations. American may borrow the purchase price of these bonds under standby letter-of-credit agreements. At American's option, these letters of credit are secured by funds held by bond trustees and by approximately $448 million of short-term investments.

4.    LEASES

      American leases various types of equipment and property, including aircraft, passenger terminals, equipment and various other facilities. The future minimum lease payments required under capital leases, together with the present value of net minimum lease payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1993, were (in millions):

                                                                              Capital             Operating
Year Ending December 31,                                                      Leases                Leases
                                                                           -------------         ------------
1994                                                                       $         223         $        916
1995                                                                                 236                  900
1996                                                                                 223                  886
1997                                                                                 205                  902
1998                                                                                 200                  913
1999 and subsequent                                                                2,065               16,190
                                                                           -------------         ------------
                                                                                   3,152  *      $     20,707  *
                                                                                                 ============
Less amount representing interest                                                  1,268
                                                                           -------------
Present value of net minimum lease payments                                $       1,884  **
                                                                           =============

     * Future minimum payments required under capital leases and operating leases include $384 million and $6.0 billion, respectively, guaranteed by AMR relating to special facility revenue bonds issued by municipalities.
 **   The present value of future minimum lease payments includes $132 million guaranteed by American.

      At December 31, 1993, the Company had 235 jet aircraft under operating leases and 80 jet aircraft under capital leases.

      The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft. Of the aircraft American has under operating leases, 15 Boeing 767-300ERs are cancelable upon 30 days' notice during the initial 10-year lease term. At the end of that term in 1998, the leases can be renewed for periods ranging from 10 to 12 years. In 1993, American agreed to forfeit its right to cancel leases for 25 Airbus A300-600R aircraft upon 30 days' notice and extended the terms of the leases for periods ranging from 18 to 19 years.

      Rent expense, excluding landing fees, was $1.2 billion, $1.1 billion and $925 million for the years ended December 31, 1993, 1992 and 1991, respectively.

5.    INDEBTEDNESS

Short-term borrowings at December 31, 1992, consisted of commercial paper.

      Long-term debt (excluding amounts maturing within one year) consisted of (in millions):

                                                                                      December 31,
                                                                           ----------------------------------
                                                                               1993                  1992
                                                                           -------------         ------------
7.67% - 9.60% notes due through 2021                                       $         697         $        654
Variable rate indebtedness due through 2024
  (2.23% - 4.50% at December 31, 1993)                                               492                  232
7.10% - 9.25% bonds due through 2031                                                 181                  181
Other                                                                                 83                  215
                                                                           -------------         ------------
Long-term debt, less current maturities                                    $       1,453         $      1,282
                                                                           =============         ============

      Maturities of long-term debt (including sinking fund requirements) for the next five years are: 1994 - $70 million; 1995 - $44 million; 1996 - $47 million; 1997 - $44 million; 1998 - $53 million.

      Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $1.5 billion.

      American has a $500 million short-term credit facility agreement which expires in 1995 and a $1.0 billion credit facility expiring in 1994. American expects to replace the $1.0 billion credit facility with a $750 million credit agreement. American also has $335 million available under a multiple option facility which expires in 1995. Interest on these agreements is calculated at floating rates based upon LIBOR. At December 31, 1993, no borrowings were outstanding and approximately $1.8 billion was available under these facilities. As of February 15, 1994, borrowings of $400 million were outstanding under the credit facilities.

      American's debt and credit facility agreements contain certain restrictive covenants, including a cash flow coverage test, a minimum net worth requirement and limitations on indebtedness and the declaration of dividends on shares of its capital stock. At December 31, 1993, under the most restrictive provisions of those agreements, approximately $1.3 billion of American's retained earnings were available for payment of cash dividends to AMR.

6.    FINANCIAL INSTRUMENTS

      The fair values of the Company's long-term debt were estimated using quoted market prices, where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The fair values of the Company's long-term debt, including current maturities, at December 31, 1993, were (in millions):

                                                                             Carrying                Fair
                                                                               Value                Value
                                                                           -------------         ------------
Long-term debt due to Parent                                               $       4,045         $      3,722
7.67% - 9.60% notes due through 2021                                                 706                  766
Variable rate indebtedness due through 2024
  (2.23% - 4.50% at December 31, 1993)                                               507                  507
7.10% - 9.25% bonds due through 2031                                                 181                  197
Other                                                                                129                  119
                                                                           -------------         ------------
                                                                           $       5,568         $      5,311
                                                                           =============         =============

      During 1993, American entered into interest-rate swap agreements with a number of major financial institutions. Under these swap agreements, American receives fixed-rate payments (4.25% to 6.44%) in exchange for floating-rate payments (3.25% to 4.00% at December 31, 1993) on a total notional principal amount of $1.4 billion. The swap agreements expire over three to 15 years. American is exposed to credit risk in the event of default by the counterparties; however, American does not anticipate such default. Under agreements with certain counterparties, American or the counterparty may be required to post collateral based on certain credit limits and ratings. As of December 31, 1993, no collateral was required under these agreements. The fair value of the Company's interest-rate swap agreements is estimated based on the market prices for similar agreements. The net fair values of the Company's interest rate swap agreements at December 31, 1993, representing the estimated net amount the Company would have to pay to terminate the agreements, was $6 million.

      To hedge against the risk of future currency exchange rate fluctuations on certain lease obligations and related interest payable in foreign currencies, American has entered into various foreign currency exchange agreements. Changes in the value of the agreements due to exchange rate fluctuations are offset by changes in the value of the foreign currency denominated lease obligations translated at the current rate. In the event of default by the counterparties, American is exposed to risk for periodic settlements due under the agreements; however, American does not anticipate such default. At December 31, 1993, American had agreements to purchase 20.3 billion Japanese yen at rates ranging from 104.50 to 137.26 yen per U.S. dollar. The fair value of the Company's foreign currency exchange agreements is estimated based on quoted market prices of comparable agreements. The net fair value of the Company's foreign currency exchange agreements at December 31, 1993, representing the estimated net amount that American would receive to terminate the agreements, was approximately $18 million.

      American has sold options enabling two major banks to put Dutch guilders to American at a fixed rate of guilders per U.S. dollar at periodic intervals through 1994. At December 31, 1993, approximately 680 million guilders remain subject to the put options. The market risk associated with the put options is offset by American's ability, under a purchase agreement, to pay for certain equipment in U.S. dollars or, at American's option, in Dutch guilders, at the same exchange rate as the put options. At dates where American does not have a liability under the equipment purchase agreement due to changes in delivery schedules, American has purchased options to put approximately 50 million guilders to a major bank at the same rate of exchange. American's credit risk is limited to failure of the manufacturer to perform under the purchase agreement or the failure of the bank to perform under the purchased put option agreement; however, American does not anticipate non-performance. The proceeds from the sales of the put options, net of the cost of the put options purchased, were deferred and are being offset against the cost of the equipment acquired under the purchase agreement. The net fair value of these guilder put options was de minimis at December 31, 1993.

7.    INCOME TAXES

      American, as a wholly-owned subsidiary, is included in AMR's consolidated tax return. American's provision (benefit) for income taxes has been computed on the basis that American files separate consolidated income tax returns with its subsidiaries. Effective January 1, 1992, AMR adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (FAS
109), changing its method of accounting for income taxes. American was required to simultaneously adopt the methodology used in FAS 109 in accordance with its tax sharing agreement with AMR. As permitted under the new rules, prior years' financial statements have not been restated to reflect the change in accounting method. The cumulative effect of adopting FAS 109 decreased the net loss for the year ended December 31, 1992, by $132 million

      The significant components of the income tax provision (benefit) were (in millions):

                                                                      Year Ended December 31,
                                                      ------------------------------------------------------
                                                          1993                 1992                  1991
                                                      ------------         ------------          -----------
Current                                               $         55         $        (96)         $        31
Deferred                                                       204                  195                  (95)
Benefit of operating loss carryforwards                       (208)                (221)                   -
                                                      ------------         ------------          -----------
                                                      $         51         $       (122)         $       (64)
                                                      ============         ============          ===========

      The income tax provision (benefit) includes a provision of $43 million in 1993 and benefit of $114 million and $67 million in 1992 and 1991, respectively, for federal taxes.

      In addition, a deferred tax benefit of $320 million was recognized in the year ended December 31, 1992, upon adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (FAS 106).

      The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

                                                                      Year Ended December 31,
                                                      -------------------------------------------------------
                                                          1993                 1992                  1991
                                                      ------------         ------------          -----------
Statutory income tax benefit                          $         26         $       (135)         $       (78)
Foreign tax credit carryforwards                                 -                  (8)                    -
Valuation allowance                                             (1)                  8                     -
Amortization                                                     1                  14                     9
Meal expense                                                     8                   7                     6
Effect of rate change on deferred taxes                         10                   -                     -
Other, net                                                       7                  (8)                   (1)
                                                      ------------         -----------           -----------
Income tax provision (benefit)                        $         51         $      (122)          $       (64)
                                                      ============         ===========           ===========


      The components of American's deferred tax assets and liabilities were (in millions):

                                                                                      December 31,
                                                                           ----------------------------------
                                                                               1993                  1992
                                                                           -------------         ------------
Deferred tax assets:
  Postretirement benefits other than pensions                              $         379         $        352
  Gains from lease transactions                                                      285                  306
  Alternative minimum tax credit carryforwards                                       337                  286
  Operating loss carryforwards                                                       429                  221
  Other                                                                              529                  465
  Valuation allowance                                                                 (7)                  (8)
                                                                           -------------         ------------
    Total deferred tax assets                                                      1,952                1,622
                                                                           -------------         ------------
Deferred tax liabilities:
  Accelerated depreciation and amortization                                       (1,697)              (1,361)
  Pensions                                                                          (140)                (141)
  Other                                                                             (184)                (194)
                                                                           -------------         ------------
    Total deferred tax liabilities                                                (2,021)              (1,697)
                                                                           -------------         ------------
Net deferred tax liability                                                 $         (69)        $        (75)
                                                                           =============         ============

      At December 31, 1993, American had available for federal income tax purposes approximately $337 million of alternative minimum tax credit carryforwards available for an indefinite period, and approximately $1.2 billion of net operating loss carryforwards for regular tax purposes, with $640 million expiring in 2007 and $585 million expiring in 2008.

      The sources of deferred income taxes and the tax effect of each for the year ended December 31, 1991, before American adopted FAS 109, were (in millions):

Accelerated depreciation and amortization                                  $        164
Alternative minimum tax                                                            (124)
Gains from lease transactions                                                      (109)
Revenue recognized in a different year for tax
  and financial reporting purposes                                                  (25)
Other                                                                                (1)
                                                                           ------------
                                                                           $        (95)
                                                                           ============


8.    RETIREMENT BENEFITS

      Substantially all employees of American are eligible to participate in pension plans. The defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Airline pilots and flight engineers also participate in defined contribution plans for which company contributions are determined as a percentage of participant compensation.

      Costs for all pension plans were approximately $288 million, $247 million and $187 million in 1993, 1992 and 1991, respectively.

      Net periodic pension cost of the defined benefit plans was (in millions):

                                                                      Year Ended December 31,
                                                      -------------------------------------------------------
                                                          1993                 1992                  1991
                                                      ------------         ------------          ------------
Service cost - benefits earned during the period      $        167         $         152         $        101
Interest cost on projected benefit obligation                  285                   268                  238
Return on assets                                              (638)                 (229)                (452)
Net amortization and deferral                                  356                   (52)                 210
                                                      ------------         -------------         ------------
Net periodic pension cost                             $        170         $         139         $         97
                                                      ============         =============         ============

      The funded status and actuarial present value of benefit obligations of the defined benefit plans were (in millions):

                                                                                      December 31,
                                                                           ----------------------------------
                                                                               1993                  1992
                                                                           ------------          ------------
Plan assets at fair value                                                  $       3,550         $     2,928

Accumulated benefit obligation, including vested
  benefits of $3,142 and $2,615, respectively                                      3,283               2,709
Effect of projected future salary increases                                          721                 659
                                                                           -------------         -----------
Projected benefit obligation                                                       4,004               3,368
                                                                           -------------         -----------
Plan assets less than projected benefit obligation                                  (454)               (440)

Unrecognized net loss                                                                957                 845
Unrecognized prior service cost                                                      (35)                 23
Unrecognized transition asset                                                        (70)                (81)
                                                                           -------------         -----------
Prepaid pension cost*                                                      $         398         $       347
                                                                           =============         ===========

     * American's funding policy is to make contributions equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

      Plan assets consist primarily of government and corporate debt securities, marketable equity securities, and money market fund and mutual fund shares, of which approximately $99 million and $86 million of plan assets at December 31, 1993 and 1992, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

      The projected benefit obligation was calculated using weighted average discount rates of 7.50%, 9.00% and 9.25% at December 31, 1993, 1992 and 1991,
respectively; rates of increase for compensation of 4.40% at December 31, 1993, and 4.90% at December 31, 1992 and 1991; and the 1983 Group Annuity Mortality Table. The weighted average expected long-term rate of return on assets was 10.50% in 1993 and 11.25% in 1992 and 1991. The vested benefit obligation and plan assets at fair value at December 31, 1993, for plans whose benefits are guaranteed by the Pension Benefit Guaranty Corporation are $3.1 billion and $3.5 billion, respectively.

      Pension costs for defined contribution plans were approximately $118 million, $108 million and $90 million in 1993, 1992 and 1991, respectively.

      In addition to pension benefits, other postretirement benefits, including certain health care and life insurance benefits, are also provided to retired employees. The amount of health care benefits is limited to lifetime maximums as outlined in the plan. Substantially all employees of American and employees of certain other subsidiaries may become eligible for these benefits if they satisfy eligibility requirements during their working lives.

      Effective January 1, 1990, American's non-union employees that are covered by the health care and life insurance plan, as well as employees who are represented by the Transport Workers Union, began making contributions toward funding a portion of their retiree health care benefits during their working lives. American funds benefits as incurred and began, effective January 1993, to match employee prefunding.

      Effective January 1, 1992, American adopted FAS 106, changing the method of accounting for these benefits. Prior to 1992, other postretirement benefit expense was recognized by expensing health care claims incurred and annual life insurance premiums. Such expense was $31 million in 1991 and has not been restated. The cumulative effect of adopting FAS 106 as of January 1, 1992, was a charge of $913 million ($593 million after tax). This change also increased other postretirement benefit expense by approximately $89 million ($57 million after tax) for the year ended December 31, 1992.

      Net other postretirement benefit cost was (in millions):

                                                                                 Year Ended December 31,
                                                                           ----------------------------------
                                                                               1993                  1992
                                                                           -------------         ------------
Service cost - benefits earned during the period                           $          47         $         42
Interest cost on accumulated other postretirement
  benefit obligation                                                                  86                   83
Net amortization and deferral                                                         (4)                   -
                                                                           -------------         ------------
Net other postretirement benefit cost                                      $         129         $        125
                                                                           =============         ============

      The funded status of the plan, reconciled to the accrued other postretirement benefit cost recognized in American's balance sheet, was (in millions):

                                                                                      December 31,
                                                                           ----------------------------------
                                                                               1993                  1992
                                                                           -------------         ------------
Retirees                                                                   $         381         $        266
Fully eligible active plan participants                                              306                  293
Other active plan participants                                                       518                  425
                                                                           -------------         ------------
Accumulated other postretirement benefit obligation                                1,205                  984
Plan assets at fair value                                                              7                    -
                                                                           -------------         ------------
Accumulated other postretirement benefit obligation
  in excess of plan assets                                                         1,198                  984
Unrecognized net loss                                                               (207)                 (31)
Unrecognized prior service cost                                                       95                   50
                                                                           -------------         ------------

Accrued other postretirement benefit cost                                  $       1,085         $      1,003
                                                                           =============         ============

      Plan assets consist primarily of shares of a mutual fund managed by a subsidiary of AMR.

      For 1993, future benefit costs were estimated assuming per capita cost of covered medical benefits would increase at an 11% annual rate, decreasing gradually to a 4% annual growth rate in 2000 and thereafter. A 1% increase in this annual trend rate would have increased the accumulated other postretirement benefit obligation at December 31, 1993, by approximately $118 million and 1993 other postretirement benefit cost by approximately $17 million. In 1992, future benefit costs were estimated assuming per capita cost of covered medical benefits would increase at a 12% annual rate, decreasing gradually to a 5% annual growth rate in 1999 and thereafter. The weighted average discount rate used in estimating the accumulated other postretirement benefit obligation was 7.50% and 9.00% at December 31, 1993 and 1992, respectively.

9.    REVENUE AND OTHER EXPENSE ITEMS

      Revenues for the second quarter of 1993 include a $115 million positive adjustment resulting from a change in estimate relating to certain earned passenger revenues.

      Miscellaneous - net in 1993 includes a $125 million charge related to the retirement of 31 McDonnell Douglas DC-10 aircraft. The charge represents the Company's best estimate of the expected loss based upon the anticipated method of disposition. However, should the ultimate method of disposition differ, the actual loss could be different than the amount estimated. Miscellaneous - net for 1991 includes a provision of $42 million for the anticipated cost of lease terminations and aircraft dispositions relating to the retirement of American's Boeing 737 and British Aerospace BAe 146 aircraft fleets. Also included in 1991 is a $26 million charge for the retirement of American's Boeing 747SP aircraft.

10.   FOREIGN OPERATIONS

      American conducts operations in various foreign countries. American's operating revenues from foreign operations were (in millions):

                                                                      Year Ended December 31,
                                                      -------------------------------------------------------
                                                          1993                 1992                  1991
                                                      ------------         -------------         ------------
Latin America                                         $      1,888         $       1,644         $      1,117
Europe                                                       1,659                 1,692                1,282
Pacific                                                        362                   343                  270
                                                      ------------         -------------         ------------
Foreign operating revenues                            $      3,909         $       3,679         $      2,669
                                                      ============         =============         ============

11.   OTHER FINANCIAL INFORMATION

American's operations fall within two industry segments:  the Air
Transportation Group and the Information Services Group. For a description of each of these groups, refer to Business on page 1.

      Following are financial highlights for these two groups for each of the three years in the period ended December 31, 1993 (in millions):

                                                                      Year Ended December 31,
                                                      -------------------------------------------------------
                                                          1993                 1992                  1991
                                                      -------------        -------------         ------------
Air Transportation Group:
  Revenues                                            $     14,064         $      12,973         $     11,550
  Operating profit (loss)                                      307                 (320)                 (198)
  Depreciation and amortization                                949                   797                  671
  Capital expenditures, including route
    acquisition costs                                        1,704                 3,070                3,891

Information Services Group:
  Revenues                                            $      1,167         $       1,088         $      1,011
  Operating profit                                             257                   243                  216
  Depreciation and amortization                                166                   161                  152
  Capital expenditures                                         169                   123                  164

      The adoption of FAS 106 reduced the 1992 operating income of the Air Transportation Group and the Information Services Group by $85 million and $4 million, respectively.

      Intergroup revenues consist of revenues earned by the Information Services Group from the Air Transportation Group.

      Identifiable assets of the industry segments were (in millions):

                                                                           December 31,
                                                      -------------------------------------------------------
                                                          1993                 1992                  1991
                                                      -------------        -------------         ------------
Air Transportation Group                              $     17,024         $      16,724         $     14,693
Information Services Group                                     446                   436                  487
General corporate and other                                    279                   282                    -
                                                      -------------        -------------         ------------
Total assets                                          $     17,749         $      17,442         $     15,180
                                                      =============        =============         ============

      Identifiable assets are gross assets used by a business segment, including an allocated portion of assets used jointly by more than one segment. General corporate and other consists primarily of income tax assets.

      Supplemental disclosures of cash flow information and non-cash activities (in millions):

                                                                      Year Ended December 31,
                                                      -------------------------------------------------------
                                                          1993                 1992                  1991
                                                      -------------        -------------         ------------
Cash payment (refunds) for:
  Interest (net of interest capitalized)              $        356         $         231         $        207
  Income taxes                                                  (8)                  (10)                  37

Financing activities not affecting cash:
  Capital lease obligations incurred                  $          -         $         264         $        195
  Installment promissory notes issued for assets                 -                   162                    -
  Payable to Parent converted into:
    Long-term debt                                               -                     -                1,775
    Capital contribution                                         -                     -                1,000

12.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited summarized financial data by quarter for 1993 and 1992 (in millions):

                                       First               Second                Third                Fourth
                                      Quarter              Quarter              Quarter               Quarter
                                   -------------        -------------        -------------         -------------
    1993
Operating revenues (Note 9)        $      3,563         $       3,952        $       3,912         $      3,310
Operating income (loss)                      85                   328                  326                 (175)
Net earnings (loss)                          (6)                   67                  129                 (167)

    1992*
Operating revenues                 $      3,302         $       3,384        $       3,520         $      3,375
Operating income (loss)                      82                    24                  (28)                (155)
Earnings (loss) before
  cumulative effect of
  accounting changes                         14                   (52)                 (69)                (167)
Net loss                                   (447)                  (52)                 (69)                (167)

     * Results for the first quarter of 1992 have been restated for the cumulative effect of the adoption of FAS 106 and FAS 109 which resulted in a net charge of $461 million after tax. Results for the first three quarters of 1992 have also been restated by the ratable portion of the $89 million current year effect of the accounting change for FAS 106, net of tax benefit.

      Results for the second quarter of 1993 include a $125 million charge related to the retirement of 31 McDonnell Douglas DC-10 aircraft. Results for the fourth quarter of 1993 reflect the adverse impact of a five-day strike by American's flight attendants' union and a $25 million charge for the cost of severance of certain employees.

      Results for the second quarter of 1992 include a $14 million provision for a cash payment representing American's share of a multi-carrier antitrust settlement. Results for the fourth quarter of 1992 include a $22 million charge for the cost of severance of certain employees.

ITEM 9.      DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE

None.


                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted under the reduced disclosure format pursuant to General Instruction J(2)(c) of Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

Omitted under the reduced disclosure format pursuant to General Instruction J(2)(c) of Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted under the reduced disclosure format pursuant to General Instruction J(2)(c) of Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted under the reduced disclosure format pursuant to General Instruction J(2)(c) of Form 10-K.


                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   (1)    The financial statements listed in the accompanying index to financial statements and schedules are filed as part of this report.

      (2) The schedules listed in the accompanying index to financial statements and schedules are filed as part of this report.

      (3) Exhibits required to be filed by Item 601 of Regulation S-K. (Where the amount of securities authorized to be issued under any of American's long-term debt agreements does not exceed ten percent of American's assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, American hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.)

             EXHIBIT

             3(a) Composite of the Certificate of Incorporation of American, incorporated by reference to Exhibit 3(a) to American's report on Form 10-K for the year ended December 31, 1982, file number 1-2691.

             3(b)    Amended Bylaws of American, incorporated by reference to
                     Exhibit 3(b) to American's report on Form 10-K for the year ended December 31, 1990, file number 1-2691.

             10(a) Purchase Agreement, dated as of February 12, 1979, between American and the Boeing Company, relating to the purchase of Boeing Model 767-323 aircraft, incorporated by reference to Exhibit 10(b)(3) to American's Registration Statement No. 2-76709.

             10(b) Description of American's Split Dollar Insurance Program, dated December 28, 1977, incorporated by reference to
                     Exhibit 10(c)(1) to American's Registration Statement No. 2-76709.

             10(c)   American's 1992 Incentive Compensation Plan.

             10(d) 1979 American Airlines (AMR) Stock Option Plan, as amended, incorporated by reference to Exhibit 10(d) to American's report on Form 10-K for the year ended December 31, 1982, file number 1-2691.

             10(e) 1979 American Airlines (AMR) Stock Option Plan, as amended, incorporated by reference to Exhibit 10(e) to American's report on Form 10-K for the year ended December 31, 1982, file number 1-2691.

             10(f) Form of Stock Option Agreement for Corporate Officers under the 1979 American Airlines (AMR) Stock Option Plan, incorporated by reference to Exhibit 10(c)(5) to American's Registration Statement No. 2-76709.

             10(g) Form of Stock Option Agreement under the 1974 and 1979 American Airlines (AMR) Stock Option Plans, incorporated by reference to Exhibit 10(c)(6) to American's Registration Statement No. 2-76709.

             10(h) Deferred Compensation Agreement, dated April 14, 1973, as amended March 1, 1975, between American and Robert L. Crandall, incorporated by reference to Exhibit 10(c)(7) to American's Registration Statement No. 2-76709.

             10(i) Deferred Compensation Agreement, dated October 18, 1972, as amended March 1, 1975, between American and Gene E. Overbeck, incorporated by reference to Exhibit 10(c)(9) to American's Registration Statement No. 2-76709.

             10(j) Deferred Compensation Agreement, dated June 3, 1970, between American and Francis H. Burr, incorporated by reference to Exhibit 11(d) to American's Registration Statement No. 2-39380.

             10(k) Description of informal arrangement relating to deferral of payment of directors' fees, incorporated by reference to Exhibit 10(c)(11) to American's Registration Statement No. 2-76709.

             10(l) Purchase Agreement, dated as of February 29, 1984, between American and the McDonnell Douglas Corporation, relative to the purchase of McDonnell Douglas Super 80 aircraft, incorporated by reference to Exhibit 10(l) to American's report on Form 10-K for the year ended December 31, 1983, file number 1-2691.

             10(m) Purchase Agreement, dated as of June 27, 1983, between American and the McDonnell Douglas Corporation, relative to the purchase of McDonnell Douglas Super 80 aircraft, incorporated by reference to Exhibit 4(a)(8) to American's Registration Statement No. 2-84905.

             10(n) Form of Executive's Termination Benefits Agreement incorporated by reference to Exhibit 10(p) to American's report on Form 10-K for the year ended December 31, 1985, file number 1-2691.

             10(o)   Amendment, dated June 4, 1986, to Purchase Agreement in
                     Exhibit 10(l) above, incorporated by reference to Exhibit 10(l) to American's report on Form 10-K for the year ended December 31, 1986, file number 1-2691.

             10(p) Acquisition Agreement, dated as of March 1, 1987, between American and Airbus Industrie relative to the lease of Airbus A300-600R aircraft, incorporated by reference to
                     Exhibit 10(p) to American's report on Form 10-K for the year ended December 31, 1986, file number 1-2691.

             10(q) Acquisition Agreement, dated as of March 1, 1987, between American and the Boeing Company relative to the lease of Boeing 767-323ER aircraft, incorporated by reference to
                     Exhibit 10(q) to American's report on Form 10-K for the year ended December 31, 1986, file number 1-2691.

             10(r) Acquisition Agreement, dated as of July 21, 1988, between American and the Boeing Company relative to the purchase of Boeing Model 757-223 aircraft, incorporated by reference to Exhibit 10(r) to American's report on Form 10-K for the year ended December 31, 1988, file number 1-2691.

             10(s) Acquisition Agreement, dated as of February 4, 1989, among American and Delta Airlines, Inc. and others relative to operation of a computerized reservations system incorporated by reference to Exhibit 10(s) to American's report on Form 10-K for the year ended December 31, 1988, file number 1-2691.

             10(t) Purchase Agreement, dated as of May 5, 1989, between American and the Boeing Company relative to the purchase of Boeing 757-223 aircraft, incorporated by reference to
                     Exhibit 10(t) to American's report on Form 10-K for the year ended December 31, 1989, file number 1-2691.

             10(u) Purchase Agreement, dated as of June 9, 1989, between American and Fokker Aircraft U. S. A., Inc. relative to the purchase of Fokker 100 aircraft, incorporated by reference to Exhibit 10(u) to American's report on Form 10-K for the year ended December 31, 1989, file number 1-2691.

             10(v) Purchase Agreement, dated as of June 23, 1989, between American and the Boeing Company relative to the purchase of Boeing 767-323ER aircraft, incorporated by reference to Exhibit 10(v) to American's report on Form 10-K for the year ended December 31, 1989, file number 1-2691.

             10(w) Purchase Agreement, dated as of August 3, 1989, between American and the McDonnell Douglas Corporation relative to the purchase of MD-11 aircraft, incorporated by reference to Exhibit 10(w) to American's report on Form 10-K for the year ended December 31, 1989, file number 1-2691.

             10(x) Amendment, dated as of August 3, 1989, to the Purchase Agreement in Exhibit 10(l) above, incorporated by reference to Exhibit 10(x) to American's report on Form 10-K for the year ended December 31, 1989, file number 1-2691.

             10(y) Purchase Agreement, dated as of October 25, 1989, between American and AVSA, S. A. R. L. relative to the purchase of Airbus A300-600R aircraft, incorporated by reference to
                     Exhibit 10(y) to American's report on Form 10-K for the year ended December 31, 1989, file number 1-2691.

             10(z) Amendment, dated as of November 16, 1989, to Employment Agreement among AMR Corporation, American Airlines and Robert L. Crandall, incorporated by reference to Exhibit 10(z) to American's report on Form 10-K for the year ended December 31, 1989, file number 1-2691.

             10(aa) Management Severance Allowance, dated as of February 23, 1990, for levels 1-4 employees of American Airlines, Inc., incorporated by reference to Exhibit 10(aa) to American's report on Form 10-K for the year ended December 31, 1989, file number 1-2691.

             10(bb) Management Severance Allowance, dated as of February 23, 1990, for level 5 and above employees of American Airlines, Inc., incorporated by reference to Exhibit 10(bb) to American's report on Form 10-K for the year ended December 31, 1989, file number 1-2691.

             10(cc) Amendment, dated as of December 3, 1990, to Employment Agreement among AMR Corporation, American Airlines and Robert L. Crandall incorporated by reference to Exhibit 10(cc) to American's report on Form 10-K for the year ended December 31, 1990, file number 1-2691.

             10(dd) Amendment, dated as of May 1, 1992, to Employment Agreement among American, American Airlines and Robert L. Crandall incorporated by reference to Exhibit 10(dd) to American's report on Form 10-Q for the period ended June 30, 1992, file number 1-2691.

             12 Computation of ratio of earnings to fixed charges for the years ended December 31, 1989, 1990, 1991, 1992 and 1993.

             19 The 1974 and 1979 American Airlines (AMR) Stock Option plans as amended March 16, 1983, incorporated by reference to Exhibit 19 to American's report on Form 10-K for the year ended December 31, 1983, file number 1- 2691. Refer to Exhibits 10(d) and 10(e).

             23      Consent of Independent Auditors appears on page 41 hereof.

(b)   Reports on Form 8-K:

None.

                            AMERICAN AIRLINES, INC.
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS
                                  (ITEM 14(A))

                                                                                                             Page
                                                                                                            ------
FINANCIAL STATEMENTS

Report of Independent Auditors                                                                                 17

Consolidated Statement of Operations for the Years Ended
December 31, 1993, 1992 and 1991                                                                               18

Consolidated Balance Sheet at December 31, 1993 and 1992                                                    19-20

Consolidated Statement of Cash Flows for the Years Ended
December 31, 1993, 1992 and 1991                                                                               21

Consolidated Statement of Stockholder's Equity for the Years Ended
December 31, 1993, 1992 and 1991                                                                               22

Notes to Consolidated Financial Statements                                                                  23-35


CONSOLIDATED SCHEDULES FOR THE YEARS ENDED
DECEMBER 31, 1993, 1992 AND 1991

Schedule IV      Indebtedness of and to Related Parties - Non Current                                       42-44

Schedule V       Property, Plant and Equipment                                                              45-47

Schedule VI      Accumulated Depreciation, Amortization and
                 Obsolescence of Property, Plant and Equipment                                              48-50

Schedule VII     Guarantees of Securities of Other Issuers (1993 only)                                         51

Schedule VIII    Valuation and Qualifying Accounts and Reserves                                             52-54

Schedule IX      Short-Term Borrowings                                                                      55-57

Schedule X       Supplementary Income Statement Information                                                    58


All other schedules are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present or not present in sufficient amounts.

                                                                      Exhibit 23


                        CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Post Effective Amendment No. 2 to the Registration Statement (Form S-3 No. 33-42998) of American Airlines, Inc., and in the related Prospectus, of our report dated February 15, 1994, with respect to the consolidated financial statements and schedules of American Airlines, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1993.



                                              ERNST & YOUNG


2121 San Jacinto
Dallas, Texas  75201
March 29, 1994

                            AMERICAN AIRLINES, INC.
       Schedule IV - Indebtedness of and to Related Parties - Not Current
                          Year ended December 31, 1993
                                 (in millions)






                                                  BALANCE AT                 INDEBTEDNESS TO
                                                  BEGINNING            ------------------------------         BALANCE AT
NAME OF RELATED PARTY                              OF YEAR             ADDITIONS           DEDUCTIONS         END OF YEAR
- ---------------------                             ----------           ---------           ----------         -----------

AMR Corporation (a)                                $  3,236             $  1,198            $   (389)          $  4,045





(a) See Note 1 to consolidated financial statements included in this Form 10-K for a description of the terms of this indebtedness.

                            AMERICAN AIRLINES, INC.
       Schedule IV - Indebtedness of and to Related Parties - Not Current
                          Year ended December 31, 1992
                                 (in millions)






                                                   BALANCE AT                 INDEBTEDNESS TO
                                                   BEGINNING           ------------------------------         BALANCE AT
NAME OF RELATED PARTY                               OF YEAR            ADDITIONS           DEDUCTIONS         END OF YEAR
- ---------------------                              ----------          ---------           ----------         -----------
AMR Corporation (a)                                $  1,950             $  1,981            $   (695)          $  3,236





(a) See Note 1 to consolidated financial statements included in this Form 10-K for a description of the terms of this indebtedness.

                            AMERICAN AIRLINES, INC.
       Schedule IV - Indebtedness of and to Related Parties - Not Current
                          Year ended December 31, 1991
                                 (in millions)






                                                    BALANCE AT                  INDEBTEDNESS TO
                                                    BEGINNING             ---------------------------          BALANCE AT
   NAME OF RELATED PARTY                             OF YEAR              ADDITIONS         DEDUCTION          END OF YEAR
- ------------------------                            ----------            ---------         ----------         -----------
AMR Corporation (a)                                  $    172              $  2,270          $   (492)          $  1,950





(a) See Note 1 to consolidated financial statements included in this Form 10-K for a description of the terms of this indebtedness.

                            AMERICAN AIRLINES, INC.
                   Schedule V - Property, Plant and Equipment
                          Year ended December 31, 1993
                                 (in millions)





                                                  BALANCE AT                                         NET TRANSFERS
                                                  BEGINNING         ADDITIONS      RETIREMENTS         AND OTHER       BALANCE AT
           CLASSIFICATION                          OF YEAR           AT COST        AND SALES         ADJUSTMENTS      END OF YEAR
- --------------------------------------            ---------         ---------      -----------       ------------      -----------

Equipment and property:
 Flight equipment                                  $ 10,571          $ 2,053          $  (457)        $     (25)         $12,142
 Other equipment and property                         3,762              290             (278)              (61)           3,713
                                                   --------          -------          -------         ---------          -------
                                                     14,333            2,343             (735)              (86)          15,855
                                                   --------          -------          -------         ---------          -------


Equipment and property under capital leases:
 Flight equipment                                     1,833               -               (43)               32            1,822
 Other equipment and property                           237               -                 -                 8              245
                                                   --------          -------          -------         ---------          -------

                                                      2,070               -               (43)               40            2,067
                                                   --------          -------          -------         ---------          -------


      Total                                        $ 16,403          $ 2,343          $  (778)        $     (46)         $17,922
                                                   ========          =======          =======         =========          =======


Additions to Flight Equipment includes amounts transferred from Purchase
 Deposits upon delivery of aircraft.

                            AMERICAN AIRLINES, INC.
                   Schedule V - Property, Plant and Equipment
                          Year ended December 31, 1992
                                 (in millions)





                                                  BALANCE AT                                         NET TRANSFERS
                                                  BEGINNING         ADDITIONS      RETIREMENTS         AND OTHER       BALANCE AT
           CLASSIFICATION                          OF YEAR           AT COST        AND SALES         ADJUSTMENTS      END OF YEAR
- --------------------------------------            ---------         ---------      -----------       ------------      -----------

Equipment and property:
 Flight equipment                                  $ 7,845           $ 3,307        $    -            $   (581)         $10,571
 Other equipment and property                        3,766               275           (264)               (15)           3,762
                                                   -------           -------        -------           --------          -------

                                                    11,611             3,582           (264)              (596)          14,333
                                                   -------           -------        -------           --------          -------


Equipment and property under capital leases:
 Flight equipment                                    1,584                -              (6)               255            1,833
 Other equipment and property                          286                -             (12)               (37)             237
                                                   -------           -------        -------           --------          -------

                                                     1,870                -             (18)               218            2,070
                                                   -------           -------        -------           --------          -------


      Total                                        $13,481           $ 3,582        $  (282)          $   (378)         $16,403
                                                   =======           =======        =======           ========          =======

Additions to Flight Equipment includes amounts transferred from Purchase Deposits upon delivery of aircraft. Net Transfers and Other Adjustments includes the sale and subsequent leaseback of two Boeing 757 aircraft, six Boeing 767 aircraft, three Fokker 100 aircraft and one McDonnell Douglas MD-80 aircraft. Seven of these agreements were accounted for as capital leases.

                            AMERICAN AIRLINES, INC.
                   Schedule V - Property, Plant and Equipment
                          Year ended December 31, 1991
                                 (in millions)





                                                  BALANCE AT                                         NET TRANSFERS
                                                  BEGINNING         ADDITIONS      RETIREMENTS         AND OTHER       BALANCE AT
           CLASSIFICATION                          OF YEAR           AT COST        AND SALES         ADJUSTMENTS      END OF YEAR
- --------------------------------------            ---------         ---------      -----------       ------------      -----------

Equipment and property:
 Flight equipment                                  $  5,914         $  3,088        $    (37)         $ (1,120)         $ 7,845
 Other equipment and property                         3,422              356              (3)               (9)           3,766
                                                   --------         --------        --------          --------          -------

                                                      9,336            3,444             (40)           (1,129)          11,611
                                                   --------         --------        --------          --------          -------


Equipment and property under capital leases:
 Flight equipment                                     1,627               -             (181)              138            1,584
 Other equipment and property                           287               -               -                 (1)             286
                                                   --------         --------        --------          --------          -------

                                                      1,914               -             (181)              137            1,870
                                                   --------         --------        --------          --------          -------

     Total                                         $ 11,250         $  3,444        $   (221)         $   (992)         $13,481
                                                   ========         ========        ========          ========          =======

Additions to Flight Equipment includes amounts transferred from Purchase Deposits upon delivery of aircraft. Net Transfers and Other Adjustments includes the sale and subsequent leaseback of thirteen Boeing 757 aircraft, two Boeing 767 aircraft, six Fokker 100 aircraft and 29 McDonnell Douglas MD-80 aircraft. Six of these agreements were accounted for as capital leases.

                            AMERICAN AIRLINES, INC.
            Schedule VI - Accumulated Depreciation, Amortization and
                 Obsolescence of Property, Plant and Equipment
                          Year ended December 31, 1993
                                 (in millions)



                                                  BALANCE AT                                         NET TRANSFERS
                                                  BEGINNING         ADDITIONS      RETIREMENTS         AND OTHER       BALANCE AT
           CLASSIFICATION                          OF YEAR           AT COST        AND SALES         ADJUSTMENTS      END OF YEAR
- --------------------------------------            ---------         ---------      -----------       ------------      -----------

Equipment and property:
  Flight equipment                                  $  2,699         $    571        $   (342)       $     22               2,950

  Other equipment and property                         1,676              364            (256)            (35)              1,749
                                                    --------         --------        --------        --------            --------

                                                       4,375              935            (598)            (13)              4,699
                                                    --------         --------        --------        ---------           --------

Equipment and property under capital leases:
  Flight equipment                                       551               98             (33)             18                634
  Other equipment and property                            65               11               -              (3)                73
                                                    --------         --------        ---------       --------            -------

                                                         616              109             (33)             15                707
                                                    --------         --------        --------        --------            -------

               Total                                $  4,991            1,044        $   (631)       $      2            $ 5,406
                                                    ========         --------        ========        ========            =======


Provision for obsolescence of inventories

    (Schedule VIII)                                                        10



Other - principally amortization of route

    acquisition costs and other assets                                     61
                                                                     --------


Total depreciation and amortization                                  $  1,115
                                                                     ========



                            AMERICAN AIRLINES, INC.
            Schedule VI - Accumulated Depreciation, Amortization and
                 Obsolescence of Property, Plant and Equipment
                          Year ended December 31, 1992
                                 (in millions)



                                                  BALANCE AT                                         NET TRANSFERS
                                                  BEGINNING         ADDITIONS      RETIREMENTS         AND OTHER       BALANCE AT
           CLASSIFICATION                          OF YEAR           AT COST        AND SALES         ADJUSTMENTS      END OF YEAR
- --------------------------------------            ---------         ---------      -----------       ------------      -----------
Equipment and property:
 Flight equipment                                  $  2,295          $    444       $     -           $    (40)         $ 2,699
 Other equipment and property                         1,583               355          (248)               (14)           1,676
                                                   --------          --------       -------           --------          -------

                                                      3,878               799          (248)               (54)           4,375
                                                   --------          --------       -------           --------          -------

Equipment and property under capital leases:
 Flight equipment                                       468                87            (2)                (2)             551
 Other equipment and property                            69                 3            (5)                (2)              65
                                                   --------          --------       -------           --------          -------

                                                        537                90            (7)                (4)             616
                                                   --------          --------       -------           --------          -------


      Total                                        $  4,415               889       $  (255)          $    (58)         $ 4,991
                                                   ========                         =======           ========          =======

Provision for obsolescence of inventories
 (Schedule VIII)                                                           17

Other - principally amortization of route
 acquisition costs and other assets                                        52
                                                                     --------

Total depreciation and amortization                                  $    958
                                                                     ========



(a) Includes accumulated depreciation related to sale and subsequent leaseback transactions. See Schedule V.

                            AMERICAN AIRLINES, INC.
            Schedule VI - Accumulated Depreciation, Amortization and
                 Obsolescence of Property, Plant and Equipment
                          Year ended December 31, 1991
                                 (in millions)



                                                  BALANCE AT                                         NET TRANSFERS
                                                  BEGINNING         ADDITIONS      RETIREMENTS         AND OTHER       BALANCE AT
           CLASSIFICATION                          OF YEAR           AT COST        AND SALES         ADJUSTMENTS      END OF YEAR
- --------------------------------------            ---------         ---------      -----------       ------------      -----------
Equipment and property:
  Flight equipment                                  $  1,990         $    344        $    (17)       $    (22)            2,295

  Other equipment and property                         1,266              324              (3)             (4)            1,583
                                                    --------         --------        --------        --------          --------

                                                       3,256              668             (20)            (26)            3,878
                                                    --------         --------        --------        --------          --------


Equipment and property under capital leases:
  Flight equipment                                       573               82            (181)             (6)              468
  Other equipment and property                            59               12               -              (2)               69
                                                    --------         --------       ---------        --------          --------

                                                         632               94            (181)             (8)              537
                                                    --------         --------        --------        --------          --------


               Total                                $  3,888              762        $   (201)       $    (34)         $  4,415
                                                    ========                         ========        ========          ========


Provision for obsolescence of inventories

   (Schedule VIII)                                                         18



Other - principally amortization of route

   acquisition costs and other assets                                      43
                                                                     --------


Total depreciation and amortization                                  $    823
                                                                     ========



(a) Includes accumulated depreciation related to sale and subsequent leaseback transactions. See Schedule V.

                            AMERICAN AIRLINES, INC.
            Schedule VII - Guarantees of Securities of Other Issuers
                        December 31, 1993 (in millions)






                                                      TITLE OF ISSUE                   PRINCIPAL AMOUNT
   NAME OF ISSUER OF SECURITIES                OF EACH CLASS OF SECURITIES                GUARANTEED
     GUARANTEED BY REGISTRANT                    GUARANTEED BY REGISTRANT              AND OUTSTANDING       NATURE OF GUARANTEE
- -----------------------------------       ----------------------------------------     ----------------      -------------------
The Cities of Dallas and Fort Worth       Dallas/Fort Worth Regional Airport                $132           Guarantee of principal
                                          American Airlines Special Facilities                             and interest by American
                                          Revenue Bonds, Series 1979, subject to
                                          redemption from November 1, 1993 through
                                          November 1, 2012, with interest ranging
                                          from 6.35% to 7.25%

                            AMERICAN AIRLINES, INC.
         Schedule VIII - Valuation and Qualifying Accounts and Reserves
                   (deducted from asset to which applicable)
                          Year ended December 31, 1993
                                 (in millions)




                                                          CHARGED TO
                                             -------------------------------------
                                                                                                    SALES,
                              BALANCE AT       OTHER      DEPRECIATION                           RETIREMENTS    BALANCE
                              BEGINNING      OPERATING        AND                       NET          AND          AT
                               OF YEAR        EXPENSES    AMORTIZATION    MISC-NET   WRITE-OFF    TRANSFERS     OF YEAR
                              ----------     ---------    ------------    --------   ---------   -----------    -------
Allowance for uncollectible
  accounts                      $  28          $  19         $  -           $  -       $ (21)       $  -         $  26



Allowance for obsolescence of
  inventories                     130              -           10 (a)          -           -          22           162

Provision for anticipated
  loss on fleet retirement         20              -            -            125         (83)        (12)(b)        50

(a) See Schedule VI.

(b) Transfer to allowance for obsolescence of inventories.

                            AMERICAN AIRLINES, INC.
         Schedule VIII - Valuation and Qualifying Accounts and Reserves
                   (deducted from asset to which applicable)
                          Year ended December 31, 1992
                                 (in millions)




                                                          CHARGED TO
                                             -------------------------------------
                                                                                                    SALES,
                              BALANCE AT       OTHER      DEPRECIATION                           RETIREMENTS    BALANCE
                              BEGINNING      OPERATING        AND                       NET          AND          AT
                               OF YEAR        EXPENSES    AMORTIZATION    MISC-NET   WRITE-OFF    TRANSFERS     OF YEAR
                              ----------     ---------    ------------    --------   ---------   -----------    -------
Allowance for uncollectible
  accounts                       $  27         $  19         $  -           $  -       $ (18)      $  -          $  28


Allowance for obsolescence of
  inventories                      118             -           17 (a)          -          (5)         -            130

Provision for anticipated
  loss on fleet retirement          40             -            -             (7)        (13)         -             20

(a) See Schedule VI.

                            AMERICAN AIRLINES, INC.
         Schedule VIII - Valuation and Qualifying Accounts and Reserves
                   (deducted from asset to which applicable)
                          Year ended December 31, 1991
                                 (in millions)




                                                          CHARGED TO
                                             -------------------------------------
                                                                                                    SALES,
                              BALANCE AT       OTHER      DEPRECIATION                           RETIREMENTS    BALANCE
                              BEGINNING      OPERATING        AND                       NET          AND          AT
                               OF YEAR        EXPENSES    AMORTIZATION    MISC-NET   WRITE-OFF    TRANSFERS     OF YEAR
                              ----------     ---------    ------------    --------   ---------   -----------    -------
Allowance for uncollectible                                               $   -       $  (17)       $   -        $  27
  accounts                       $  10         $   34       $   -


Allowance for obsolescence
  of inventories                   108              -          18 (a)         -            -          (10)         118

Provision for anticipated
  loss on fleet retirement          32              -           -            42          (34)           -           40


(a) See Schedule VI.

                            AMERICAN AIRLINES, INC.
                      Schedule IX - Short-Term Borrowings
                          Year ended December 31, 1993
                                 (in millions)




                                             WEIGHTED     MAXIMUM AMOUNT     AVERAGE AMOUNT        WEIGHTED AVERAGE
CATEGORY OF AGGREGATE      BALANCE AT        AVERAGE        OUTSTANDING        OUTSTANDING          INTEREST RATE
SHORT-TERM BORROWINGS      END OF YEAR    INTEREST RATE   DURING THE YEAR   DURING THE YEAR (a)    DURING THE YEAR (b)
- ---------------------      -----------    -------------   ---------------   ----------------       ----------------
Commercial paper (c)          $ 0              -               $ 412              $ 82                  4.38%


(a) Computed based on monthly amount outstanding during the year.

(b) Computed by dividing total interest expense by the average amount outstanding during the year.

(c) Commercial paper generally matures within 120 days after issue with no provisions for renewal.

                            AMERICAN AIRLINES, INC.
                      Schedule IX - Short-Term Borrowings
                          Year ended December 31, 1992
                                 (in millions)




                                             WEIGHTED     MAXIMUM AMOUNT     AVERAGE AMOUNT        WEIGHTED AVERAGE
CATEGORY OF AGGREGATE      BALANCE AT        AVERAGE        OUTSTANDING        OUTSTANDING          INTEREST RATE
SHORT-TERM BORROWINGS      END OF YEAR    INTEREST RATE   DURING THE YEAR   DURING THE YEAR (a)    DURING THE YEAR (b)
- ---------------------      -----------    -------------   ---------------   ----------------       ----------------
Commercial paper (c)         $ 380            3.90%            $ 413              $ 409                  3.90%


(a) Computed based on monthly amount outstanding during the year.

(b) Computed by dividing total interest expense by the average amount outstanding during the year.

(c) Commercial paper generally matures within 120 days after issue with no provisions for renewal.

                            AMERICAN AIRLINES, INC.
                      Schedule IX - Short-Term Borrowings
                          Year ended December 31, 1991
                                 (in millions)




                                             WEIGHTED     MAXIMUM AMOUNT     AVERAGE AMOUNT        WEIGHTED AVERAGE
CATEGORY OF AGGREGATE      BALANCE AT        AVERAGE        OUTSTANDING        OUTSTANDING          INTEREST RATE
SHORT-TERM BORROWINGS      END OF YEAR    INTEREST RATE   DURING THE YEAR   DURING THE YEAR (a)    DURING THE YEAR (b)
- ---------------------      -----------    -------------   ---------------   ----------------       ----------------
Commercial paper (c)          $ 411           4.99%            $ 659              $ 505                  6.48%

Facility agreements (c)           -              0%              785                194                  7.47%

Other (c)                         -              0%              504                252                  7.72%


(a) Computed based on monthly amount outstanding during the year.

(b) Computed by dividing total interest expense by the average amount outstanding during the year.

(c) Commercial paper generally matures within 120 days after issue with no provisions for renewal.

        Facility agreement borrowings generally mature within 100 days after issue, with a renewal option available over the term of the facility agreement.

        American also borrows additional funds from various institutions on a short-term basis at the lenders' prevailing rates.

                            AMERICAN AIRLINES, INC.
            Schedule X - Supplementary Income Statement Information
                  Years ended December 31, 1993, 1992 and 1991
                                 (in millions)




                            1993           1992          1991
                           ------         ------        ------

Advertising expense        $  197         $  198        $  241
                           ======         ======        ======

                                                                      Exhibit 12
                               AMERICAN AIRLINES
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES


                                                                                Year Ended December 31,
                                                           -------------------------------------------------------------
                                                               1989          1990        1991         1992        1993
                                                           ----------    ----------   ----------   ----------   --------
Earnings:
      Earnings (loss) before income taxes,
      extraordinary loss, and cumulative
      effect of accounting changes                          $    674      $    (97)    $   (229)    $   (396)    $     74

      Add: Total fixed charges (per below)                       495           630          812          961        1,000

      Less: Interest capitalized                                  64           114          153           98           49
                                                            --------      --------     --------     --------     --------
         Total earnings                                     $  1,101      $    419     $    430     $    467     $  1,025
                                                            ========      ========     ========     ========     ========

Fixed charges:
      Interest                                              $    211      $    277     $    345     $    386     $    408

      Portion of rental expense representative
         of the interest factor                                  282           351          463          572          588

      Amortization of debt expense                                 2             2            4            3            4
                                                            --------      --------     --------     --------     --------
         Total fixed charges                                $    495      $    630     $    812     $    961     $  1,000
                                                            ========      ========     ========     ========     ========

Ratio of earnings to fixed charges                              2.22            -            -             -         1.03
                                                            ========      ========     ========     ========     ========

Coverage deficiency                                         $      -      $    211     $    382     $    494     $      -
                                                            ========      ========     ========     ========     ========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN AIRLINES, INC.


/s/  Robert L. Crandall
Robert L. Crandall
Chairman, President and Chief Executive Officer
(Principal Executive Officer)


/s/  Michael J. Durham
Michael J. Durham
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 16, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:


/s/  Howard P. Allen                     /s/  William Lyon
Howard P. Allen                          William Lyon


/s/  Edward A. Brennan                   /s/  Ann D. McLaughlin
Edward A. Brennan                        Ann D. McLaughlin


/s/  Christopher F. Edley                /s/  Charles H. Pistor, Jr.
Christopher F. Edley                     Charles H. Pistor, Jr.


/s/  Antonio Luis Ferre'                 /s/  Joe M. Rodgers
Antonio Luis Ferre'                      Joe M. Rodgers


/s/  Charles T. Fisher, III              /s/  Maurice Segall
Charles T. Fisher, III                   Maurice Segall


/s/  Dee J. Kelly                        /s/  Eugene F. Williams, Jr.
Dee J. Kelly                             Eugene F. Williams, Jr.

Date: March 16, 1994