Form 10-Q
period 1994-03-31
AMERICAN AIRLINES INC
filed 1994-04-29
CIK 4515

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                              FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarter ended:   March 31, 1994

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from ____________________________________

to  ____________________________________

Commission file number:  1-2691






                                   AMERICAN AIRLINES, INC.
       (Exact name of registrant as specified in its charter)

            DELAWARE                                              13-1502798
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                             Identification No.)


     4333 AMON CARTER BLVD.
     FORT WORTH, TEXAS                                      76155
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (817) 963-1234




   (Former name, former address and former fiscal year, if changed since last report.)

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
           Common Stock, $1 Par Value - 1,000 shares outstanding as of April 27, 1994

     The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and H(1)(b) of Form 10-Q.

                       AMERICAN AIRLINES, INC.

                                INDEX

                                                                Page

Number
Part I:   FINANCIAL INFORMATION
       Consolidated Statement of Operations for the three months
         ended March 31, 1994 and 1993                           1

       Condensed Consolidated Balance Sheet
         at March 31, 1994 and December 31, 1993                 2

       Condensed Consolidated Statement of Cash Flows for
         the three months ended March 31, 1994 and 1993          3

       Notes to Financial Statements                             4

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations           5

Part II:  OTHER INFORMATION

       Item 2.  Legal Proceedings                                 7

       Item 6.  Exhibits and Reports on Form 8-K                  8

       Signature                                                  9

                               PART I

Item 1.   Consolidated Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
                                          Three   Months Ended March 31,
(Unaudited) (in millions)                      1994      1993
Revenues
  Passenger                                  $3,028    $3,127
  Cargo                                         154       150
  Other                                         326       286
    Total operating revenues                  3,508     3,563

Expenses
  Wages, salaries and benefits                1,241     1,205
  Aircraft fuel                                 382       461
  Commissions to agents                         311       322
  Depreciation and amortization                 289       267
  Other rentals and landing fees                193       198
  Food service                                  161       167
  Aircraft rentals                              157       159
  Maintenance materials and repairs             114       145
  Other operating expenses                      556       554
    Total operating expenses                  3,404     3,478

Operating Income                                104        85

Other Income (Expense)
  Interest income                                 1         1
  Interest expense                              (97)     (107)
  Interest capitalized                            6        17
  Miscellaneous - net                            (9)       (1)
                                                (99)      (90)

Earnings (Loss) Before Income Taxes               5        (5)
Provision for income taxes                        8         1

Net Loss                                    $    (3)  $    (6)

See accompanying notes.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
                                            March  31,      December 31,
(Unaudited) (in millions)                    1994             1993
Current Assets
  Cash                                    $      68      $       55
  Short-term investments for affiliates         660             514
  Receivables, net                              928             731
  Receivables from affiliates                   409             223
  Inventories, net                              616             606
  Other current assets                          433             399
    Total current assets                      3,114           2,528

Equipment and Property (Note 2)
  Flight equipment, net                       9,360           9,192
  Purchase deposits for flight equipment        186             313
                                              9,546           9,505
  Other equipment and property, net           1,936           1,964
                                             11,482          11,469

Equipment and Property Under
 Capital Leases (Note 2)
  Flight equipment, net                       1,235           1,188
  Other equipment and property, net             171             172
                                              1,406           1,360
Route acquisition costs, net                  1,054           1,061
Other assets, net                             1,343           1,331
                                           $ 18,399        $ 17,749
Current Liabilities
  Accounts payable                         $    977        $    857
  Payables to affiliates                        641             479
  Accrued liabilities                         1,304           1,281
  Air traffic liability                       1,588           1,461
  Short-term borrowings                         400               -
  Current maturities of long-term debt           64              70
  Current obligations under capital leases      101              92
    Total current liabilities                 5,075           4,240

Long-term debt                                1,514           1,453
Long-term debt due to Parent                  3,710           4,045
Obligations under capital leases              1,830           1,792
Deferred income taxes                           346             338
Other liabilities, deferred gains, deferred
  credits and postretirement benefits         2,759           2,713

Stockholder's Equity
  Common stock                                    -               -
  Additional paid-in capital                  1,699           1,699
  Retained earnings                           1,466           1,469
                                              3,165           3,168
                                           $ 18,399        $ 17,749

See accompanying notes.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                           Three Months Ended March 31,
(Unaudited) (in millions)                        1994        1993
Net Cash Provided by Operating Activities       $  199     $  178

Cash Flow from Investing Activities:
  Capital expenditures                            (283)      (673)
  Net increase in short-term investments          (146)      (351)
  Funds transferred from affiliates for
    investment, net                                146        351
  Other, net                                         3          3
        Net cash used for investing activities    (280)      (670)

Cash Flow from Financing Activities:
  Proceeds from issuance of long-term debt          72         53
  Short-term borrowings with maturities of 90
    days or less, net of maturities                200       (204)
  Other short-term borrowings                      200         29
  Payments on other short-term borrowings            -        (59)
  Payments on long-term debt and capital
    lease obligations                              (43)       (48)
  Funds transferred (to) from affiliates, net     (335)       751
      Net cash provided by financing activities     94        522

Net increase (decrease) in cash                     13         30
Cash at beginning of period                         55         45

Cash at end of period                          $    68    $    75

Cash Payments (Refunds) For:
  Interest (net of amounts capitalized         $    67    $    70
  Interest on intercompany note to Parent           32         33
  Income taxes                                       1        (96)

Financing Activities Not Affecting Cash:
  Capital lease obligations incurred            $   72    $     -

See accompanying notes.

Notes to Financial Statements

1. American Airlines, Inc. (American) is a wholly-owned subsidiary of AMR Corporation (AMR). In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. These financial statements and related notes should be read in conjunction with the financial statements and notes contained in American's Annual Report on Form 10-K for the year ended December 31, 1993.

2. Accumulated depreciation of equipment and property at March 31, 1994 and December 31, 1993 was $4.7 billion. Accumulated amortization of equipment and property under capital leases at March 31, 1994 and December 31, 1993 was $733 million and $707 million, respectively.

3. American has renewed a $1.0 billion credit facility which expired in early April 1994 in the amount of $750 million. The renewal extends the term of the facility to 1997 and may require collateralization under certain circumstances. No borrowings were outstanding under this facility at March 31, 1994.

Item 2.  MANAGEMENT'S DISCUSSION AND
         ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS

American's results were adversely affected by continued fare discounting throughout the airline industry and by the impact of 1994's unusually severe winter. American's yield decreased 1.7 percent while cost per available seat mile for American's passenger division increased 3.1 percent.

For the Three Months Ended March 31, 1994 and 1993

American's net loss for the first quarter of 1994 was $3 million. This compares to a net loss of $6 million in the first quarter of 1993.

American's operating income was $104 million in the 1994 first quarter compared to $85 million in the 1993 first quarter.

American's operating revenues decreased 1.5 percent to $3.51 billion in the 1994 first quarter compared to $3.56 billion in the 1993 quarter. Passenger revenues decreased by 3.2 percent to $3.03 billion from $3.13 billion in 1993. Yield (the average amount one passenger pays to fly one mile) of 13.53 cents decreased by 1.7 percent compared to the same period of 1993.

Traffic  or revenue passenger miles (RPMs) decreased 1.5 percent  to
22.4 billion miles for the quarter ended March 31, 1994. The decrease is primarily due to reductions in capacity. Year over year for the first quarter of 1994, domestic traffic decreased 2.6 percent from 16.5 billion RPMs to 16.1 billion RPMs while domestic capacity decreased 7.0 percent to 26.9 billion miles. International traffic grew a modest 1.1 percent, from 6.2 billion RPMs to 6.3 billion RPMs. The growth was in Latin America, where traffic increased 11.2 percent on a 2.9 percent capacity decrease while in Europe traffic decreased 9.1 percent and capacity decreased 14.0 percent.

Cargo  revenues increased 2.7 percent to $154 million, driven  by  a
8.0 percent increase in cargo ton miles partially offset by a 5.1 percent decrease in revenue yield per ton mile. The increase in cargo ton miles is attributable to volume increases in Europe, Latin America and the Pacific combined with a strong domestic cargo system.

Other revenues increased 14.0 percent to $326 million primarily driven by increased booking fee revenues of Sabre Travel Information Network resulting from a plethora of fare initiatives by various carriers.

Capacity or available passenger seat miles (ASMs) decreased 6.3 percent to 36.7 billion miles in the first quarter of 1994 primarily as a result of the retirement of 29 DC-10 aircraft and 30 727 aircraft. Operating expenses decreased $74 million, or 2.1 percent, from first quarter 1993 to first quarter 1994. Passenger division cost per ASM increased by 3.1 percent to 8.66 cents. Wages, salaries and benefits rose $36 million, 3.0 percent, due primarily to salary adjustments for existing employees offset by a reduction of approximately 3,400 average equivalent employees or 3.7 percent. Aircraft fuel expense decreased $79 million, 17.1 percent, due to a
9.6 percent decrease in the average price per gallon, combined with an 8.5 percent decrease in gallons consumed. Commissions to agents decreased 3.4 percent to $311 million, due principally to decreases in passenger revenues. Additions to the fleet and the acquisitions of other capital equipment raised depreciation and amortization costs by $22 million, or 8.2 percent. Other rentals and landing fees decreased $5 million, or 2.5 percent, due to decreased volumes of landing fees resulting from capacity reductions. Maintenance materials and repairs decreased $31 million, 21.4 percent due principally to the retirement of older aircraft and increased operational efficiencies.

                               PART II


Item 2.  Legal Proceedings

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

    The trial court denied American's preemption motions, but certified its decision for interlocutory appeal. In December 1990, the Illinois Appellate Court held that plaintiffs' claims for an injunction are preempted by the Federal Aviation Act, but that plaintiffs' claims for money damages could proceed. On March 12, 1992, the Illinois Supreme Court affirmed the decision of the Appellate Court. American sought a writ of certiorari from the U.S. Supreme Court; and on October 5, 1992, that Court vacated the decision of the Illinois Supreme Court and remanded the cases for reconsideration in light of the U.S. Supreme Court's decision in Morales v. TWA, et al, which interpreted the preemption provisions of the Federal Aviation Act very broadly. On December 16, 1993, the Illinois Supreme Court rendered its decision on remand, holding that plaintiffs' claims seeking an injunction were preempted, but that identical claims for compensatory and punitive damages were not preempted. On February 8, 1994, American filed petition for a writ of certiorari in the U.S. Supreme Court. The Illinois Supreme Court granted American's motion to stay the state court proceeding pending disposition of American's petition in the U.S. Supreme Court. On
April 4, 1994 the U.S. Supreme Court granted American's writ of certiorari.

    AMR and American are vigorously defending all of the above claims.

                               PART II

Item 6.  Exhibits and Reports on Form 8-K
       (a) Exhibits filed with this report:
           Part I - Exhibit 12:Computation   of    ratio    of
                               earnings  to fixed charges  for
                               the  three  months ended  March
                               31, 1994 and 1993.

       (b) Reports on Form 8-K:

           None

                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




                           BY: /s/  Michael J. Durham
                               Michael J. Durham
                               Senior Vice President and
                               Chief Financial Officer




DATE:  April 28, 1994

                                                PART   I   -
EXHIBIT 12

                       AMERICAN AIRLINES, INC.

          COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                            Three Months Ended March 31,
                                                1994        1993
                                             (in millions  of dollars)
Earnings:
   Earnings (loss) before income taxes    $      5     $    (5)

   Add: Total fixed charges (per below)        244         255

   Less: Interest capitalized                    6          17
     Total earnings                       $    243     $   233

Fixed charges:
   Interest                               $     97     $   107

   Portion of rental expense representative
     of the interest factor                    146         147

   Amortization of debt expene                   1           1
     Total fixed charges                  $    244     $   255

Ratio of earnings to fixed charges               -           -

Coverage deficiency                       $      1     $    22