Form 10-Q
period 1994-06-30
AMERICAN AIRLINES INC
filed 1994-07-25
CIK 4515

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                              FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarter ended:   June 30, 1994

[   ]  Transition Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the transition period from ____________________________________

to  ____________________________________

Commission file number:  1-2691






                                   AMERICAN AIRLINES, INC.
       (Exact name of registrant as specified in its charter)

            DELAWARE                                      13-1502798
(State or other jurisdiction of              (IRS Employer identification No.)
incorporation or organization)



     4333 AMON CARTER BLVD.
     FORT WORTH, TEXAS                                      76155
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (817) 963-1234




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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
           Common Stock, $1 Par Value - 1,000 shares outstanding as of July 22, 1994

     The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and H(1)(b) of Form 10-Q.

                       AMERICAN AIRLINES, INC.

                                INDEX

                                                                Page

Number
Part I:   FINANCIAL INFORMATION

       Consolidated Statement of Operations for the three and
         six months ended June 30, 1994 and 1993                 1

       Condensed Consolidated Balance Sheet
         at June 30, 1994 and December 31, 1993                  2

       Condensed Consolidated Statement of Cash Flows for
         the six months ended June 30, 1994 and 1993             3

       Notes to Financial Statements                             4

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations           5

Part II:  OTHER INFORMATION


       Item 6.  Exhibits and Reports on Form 8-K                 7

       Signature                                                 8

                               PART I

Item 1.   Consolidated Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
                       Three Months Ended June 30, Six Months Ended June 30,
(Unaudited) (in millions)        1994      1993      1994      1993
Revenues
  Passenger                    $ 3,267   $ 3,484   $ 6,295   $ 6,611
  Cargo                            163       163       317       313
  Other                            333       305       659       591
    Total operating revenues     3,763     3,952     7,271     7,515

Expenses
  Wages, salaries and benefits   1,262     1,256     2,503     2,461
  Aircraft fuel                    373       481       755       942
  Commissions to agents            324       362       635       684
  Depreciation and amortization    292       278       581       545
  Other rentals and landing fees   192       196       385       394
  Food service                     169       181       330       348
  Aircraft rentals                 155       159       312       318
  Maintenance materials and
     repairs                       113       142       227       287
  Other operating expenses         510       569     1,066     1,123
    Total operating expenses     3,390     3,624     6,794     7,102

Operating Income                   373       328       477       413

Other Income (Expense)
  Interest income                    -         1         1         2
  Interest expense                 (92)     (109)     (189)     (216)
  Interest capitalized               5        13        11        30
  Miscellaneous - net              (15)     (125)      (24)     (126)
                                  (102)     (220)     (201)     (310)
Earnings Before Income Taxes       271       108       276       103
Provision for income taxes          99        41       107        42

Net Earnings                   $   172  $    67   $    169   $    61

See accompanying notes.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
                                            June 30,     December 31,
(Unaudited) (in millions)                    1994            1993
Current Assets
  Cash                                    $      59       $       55
  Short-term investments for affiliates         546              514
  Receivables, net                              908              731
  Receivables from affiliates                   403              223
  Inventories, net                              593              606
  Other current assets                          424              399
    Total current assets                      2,933            2,528

Equipment and Property
  Flight equipment, net                       9,400            9,192
  Purchase deposits for flight equipment        120              313
                                              9,520            9,505
  Other equipment and property, net           1,895            1,964
                                             11,415           11,469

Equipment  and  Property under Capital Leases
  Flight equipment, net                       1,320            1,188
  Other equipment and property, net             172              172
                                              1,492            1,360
Route acquisition costs, net                  1,046            1,061
Other assets, net                             1,373            1,331
                                            $18,259          $17,749
Current Liabilities
  Accounts payable                        $     843          $   857
  Payable to affiliates                         636              479
  Accrued liabilities                         1,508            1,281
  Air traffic liability                       1,627            1,461
  Current maturities of long-term debt           45               70
  Current obligations under capital leases      110               92
    Total current liabilities                 4,769            4,240

Long-term debt                                1,521            1,453
Long-term debt due to Parent                  3,498            4,045
Obligations under capital leases              1,948            1,792
Deferred income taxes                           443              338
Other    liabilities,   deferred   gains,
deferred credits and postretirement benefits  2,743            2,713

Stockholder's Equity
  Common stock                                    -                -
  Additional paid-in capital                  1,699            1,699
  Retained earnings                           1,638            1,469
                                              3,337            3,168
                                            $18,259          $17,749

See accompanying notes.
                                       -2-

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                               Six  Months Ended June 30,
(Unaudited)   (in   millions)                      1994       1993
Net Cash Provided by Operating Activities       $   977    $   796

Cash Flow from Investing Activities:
  Capital expenditures                             (486)     (1,207)
  Net increase in short-term investments
    for affiliates                                  (32)       (275)
  Funds transferred from affiliates for
    investment, net                                  32         275
  Other, net                                          9          12
        Net cash used for investing activities     (477)     (1,195)

Cash Flow from Financing Activities:
  Proceeds from issuance of long-term debt           93         166
   Net short-term borrowings (repayments)
     on instruments with maturities of
     90 days or less                                  -        (350)
  Other short-term borrowings                       200           -
  Payments on other short-term borrowings          (200)        (29)
  Payments on long-term debt and capital
    lease obligations                               (45)       (118)
  Funds transferred (to) from affiliates, net      (547)        757
  Other, net                                          3           4
     Net cash (used) provided by financing
       activities                                  (496)        430

Net increase in cash                                  4          31
Cash at beginning of period                          55          45

Cash at end of period                           $    59     $    76

Cash Payments (Refunds) For:
  Interest (net of amounts capitalized)         $   110     $   110
  Interest on intercompany note to Parent            62          72
  Income taxes                                        2         (90)

Financing Activities Not Affecting Cash:
  Capital lease obligations incurred            $   190     $     -
                                       -3-




See accompanying notes.

AMERICAN AIRLINES, INC.
Notes to Financial Statements

1. American Airlines, Inc. (American) is a wholly-owned subsidiary of AMR Corporation (AMR). In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Such adjustments are of a normal recurring nature except as disclosed. These financial statements and related notes should be read in conjunction with the financial statements and notes contained in American's Annual Report on Form 10-K for the year ended December 31, 1993.

2. Passenger revenues for the three and six months ended June 30, 1994, include a $35 million favorable adjustment ($22 million after tax) produced by a change in the Company's estimate of the usage patterns of miles sold to participating companies in American's AAdvantage frequent flyer program. Passenger Revenues for the three and six months ended June 30, 1993, reflect a $115 million favorable adjustment ($67 million net of related commission expense and taxes) resulting from a change in estimate relating to certain earned passenger revenues.

3. Included in Miscellaneous - net for the three and six months ended June 30, 1993, is a $125 million charge ($79 million after tax) related to the retirement of 31 DC-10 aircraft. The charge represents the Company's best estimate of the expected loss based upon the anticipated method of disposition. However, should the ultimate method of disposition differ, the actual loss could be different than the amount estimated.

4. Accumulated depreciation of owned equipment and property at June 30, 1994 and December 31, 1993, was $4.9 billion and $4.7 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 1994 and December 31, 1993, was $761 million and $707 million, respectively.
                                       -4-

Item 2.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS

American's results for the six months ended June 30, 1994, reflected the improved performance of the Company's Passenger and SABRE Travel Information Network (STIN) divisions. The Company's plan to maximize Passenger division revenue per available seat mile (ASM) by reducing capacity and optimizing the deployment of flight assets resulted in a 2.5 percent reduction in passenger traffic on a 7.1 percent decline in ASMs. As a result, passenger load factor increased 2.9 points and revenue per ASM improved by 2.4 percent. Average stage length increased approximately 6.0 percent, contributing to a decline in Passenger division yield since fares on longer trips tend to be lower on a per ASM basis. In addition, yields continued to be hampered by competitive fare actions and the impact of low fare carriers in certain domestic markets. STIN's improved performance resulted from increased booking volumes and an increase in the average fee per booking.

Operating costs decreased 4.3 percent, driven primarily by the impact of reduced capacity and a decline in fuel prices.

The results for the six months ended June 30, 1994, include a $35 million favorable adjustment ($22 million after tax) to passenger revenues produced by a change in the Company's estimate of the usage patterns of miles sold to participating companies in American's AAdvantage frequent flyer program.

The results for the six months ended June 30, 1993, included a $125 million charge ($79 million after tax) for the retirement of 31 McDonnell Douglas DC10 aircraft and a positive $115 million adjustment ($67 million net of related commission expense and taxes) to passenger revenues for a change in estimate related to certain earned passenger revenues.



For the Six Months Ended June 30, 1994 and 1993

American recorded net earnings of $169 million for the six months ended June 30, 1994. For the same period in 1993, American recorded net earnings of $61 million. Operating income was $477 million in the 1994 six months compared to $413 million in the 1993 six months.

American's operating revenues decreased 3.2 percent to $7.3 billion and passenger revenues decreased 4.8 percent to $6.3 billion. Yield decreased 2.3 percent to 13.44 cents compared to the same period of 1993. Domestic yields were moderately lower while international yields improved in every region except the Pacific.

Traffic  or revenue passenger miles (RPMs) decreased 2.5 percent  to
46.8 billion miles for the six months ended June 30, 1994. The decrease is primarily due to reductions in capacity as the jet aircraft fleet decreased from 687 at June 30, 1993, to 650 at June 30, 1994. From the first six months of 1993 to the same period in 1994, domestic traffic decreased 4.1 percent from 34.9 billion RPMs to 33.5 billion RPMs. International traffic grew 1.7 percent from
13.1 billion RPMs to 13.4 billion RPMs. The major growth was in Latin America, where traffic increased 8.8 percent on capacity growth of 0.4 percent. In Europe, traffic fell 4.5 percent on a capacity decrease of 10.9 percent.

Cargo  revenues increased 1.3 percent to $317 million, reflecting  a
7.2 percent increase in cargo ton miles offset by a 4.4 percent decrease in revenue yield per ton mile. Growth in cargo ton miles is primarily attributable to our Europe and Latin America markets, combined with steady increases in postal volumes.

Other revenues increased 11.5 percent to $659 million primarily as a result of the improved performance of STIN and increased revenues from aircraft maintenance contracts.

Capacity or available passenger seat miles (ASMs) decreased 7.1 percent to 74.7 billion miles in the first half of 1994. Operating expenses decreased 4.3 percent to $6.8 billion from the six months ended June 30, 1993, to the same period in 1994. Passenger division cost per ASM increased 2.0 percent to 8.51 cents. Wages, salaries and benefits rose 1.7 percent to $2.5 billion, resulting from salary adjustments for existing employees and rising health-care and pension costs, offset by headcount reductions. Aircraft fuel expense decreased 19.9 percent to $755 million due to a 9.1 percent decrease in gallons consumed and an 11.8 percent decrease in American's average price per gallon. Commissions to agents decreased 7.2 percent to $635 million, due principally to the decrease in passenger revenues subject to commissions. Additions of new aircraft and the acquisitions of other capital equipment raised depreciation and amortization 6.6 percent to $581 million. Food service costs decreased 5.2 percent to $330 million due to the decrease in passenger traffic. Maintenance materials and repairs costs decreased 20.9 percent to $227 million reflecting the retirement of older jet aircraft and increased operational efficiencies. Other operating expenses decreased 5.1 percent to $1.1 billion primarily due to the decrease in capacity.

Interest expense decreased 12.5 percent to $189 million due primarily to a decrease in rates on external debt and a decrease in the outstanding balance of intercompany debt due to parent. Included in Miscellaneous - net for the six months ended June 30, 1993, is a charge of $125 million related to the retirement of 31 McDonnell Douglas DC10 aircraft.

                               PART II

Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits filed with this report:

           None

       (b) Reports on Form 8-K:

           On  May  26,  1994 American filed a report  on  Form  8-K
           relating   to   its  issuance  of  1994A   Pass   Through
           Certificates.

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




DATE:  July 22, 1994