Form 10-Q
period 1994-09-30
AMERICAN AIRLINES INC
filed 1994-11-04
CIK 4515

-11-
Page <1>
                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549
                              FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For the quarter ended:   September 30, 1994

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

                APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  Common Stock, $1 Par Value - 1,000 shares outstanding as of October 31, 1994

     The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and H(1)(b) of Form 10-Q.

Page <2>

                       AMERICAN AIRLINES, INC.

                                INDEX

                                                                Page

Number
Part I:   FINANCIAL INFORMATION
       Consolidated Statement of Operations for the three and
         nine months ended September 30, 1994 and 1993           1

       Condensed Consolidated Balance Sheet
         at September 30, 1994 and December 31, 1993             2

       Condensed Consolidated Statement of Cash Flows for
         the nine months ended September 30, 1994 and 1993       3

       Notes to Financial Statements                             4

       Management's Discussion and Analysis of
         Financial Condition and Results of Operations           5

Part II:  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K                 7

       Signature                                                 8


Page <3>
                               PART I

Item 1.   Consolidated Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

                                Three Months Ended   Nine Months Ended
                                   September 30,       September 30,
(Unaudited) (in millions)        1994      1993      1994      1993
Revenues
  Passenger                    $ 3,370   $ 3,447   $  9,665  $ 10,058
  Cargo                            162       155        479       468
  Other                            358       310      1,017       901
    Total operating revenues     3,890     3,912     11,161    11,427

Expenses
  Wages, salaries and benefits   1,255     1,220     3,758      3,681
  Aircraft fuel                    405       450     1,160      1,392
  Commissions to agents            329       386       964      1,070
  Depreciation and amortization    271       283       852        828
  Other rentals and landing fees   196       210       581        604
  Food service                     170       184       500        532
  Aircraft rentals                 155       161       467        479
  Maintenance materials and
    repairs                        114       129       341        416
  Other operating expenses         524       563     1,590      1,686
    Total operating expenses     3,419     3,586    10,213     10,688

Operating Income                   471       326       948        739

Other Income (Expense)
  Interest income                    3         2         4          4
  Interest expense                (113)      (99)     (302)      (315)
  Interest capitalized               5        10        16         40
  Miscellaneous - net               (8)       (5)      (32)      (131)
                                  (113)      (92)     (314)      (402)
Earnings Before Income Taxes       358       234       634        337
Provision for income taxes         138       105       245        147

Net Earnings                   $   220   $   129   $   389   $    190

See accompanying notes.
                                        -1-
Page <4>
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET

                                          September 30,  December 31,
(Unaudited) (in millions)                    1994            1993
Current Assets
  Cash                                    $      27       $       55
  Short-term investments for affiliates       1,016              514
  Receivables, net                              999              731
  Receivables from affiliates                   407              223
  Inventories, net                              591              606
  Other current assets                          414              399
    Total current assets                      3,454            2,528

Equipment and Property
  Flight equipment, net                       9,279            9,192
  Purchase deposits for flight equipment        101              313
                                              9,380            9,505
  Other equipment and property, net           1,882            1,964
                                             11,262           11,469

Equipment  and  Property  under   Capital
Leases
  Flight equipment, net                       1,390            1,188
  Other equipment and property, net             176              172
                                              1,566            1,360
Route acquisition costs, net                  1,039            1,061
Other assets, net                             1,359            1,331
                                            $18,680          $17,749
Current Liabilities
  Accounts payable                        $     890       $     857
  Payable to affiliates                       1,033             479
  Accrued liabilities                         1,364           1,281
  Air traffic liability                       1,679           1,461
  Current maturities of long-term debt           45              70
  Current obligations under capital leases      129              92
    Total current liabilities                 5,140           4,240

Long-term debt                                1,545           1,453
Long-term debt due to Parent                  3,011           4,045
Obligations under capital leases              1,983           1,792
Deferred income taxes                           580             338
Postretirement benefits                       1,161           1,085
Other liabilities, deferred gains
  and deferred credits                        1,703           1,628

Stockholder's Equity
  Common stock                                    -              -
  Additional paid-in capital                  1,699          1,699
  Retained earnings                           1,858          1,469
                                              3,557          3,168
                                            $18,680        $17,749

See accompanying notes.
                                       -2-

Page <5>
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                             Nine Months Ended September 30,
(Unaudited)   (in   millions)                      1994      1993
Net Cash Provided by Operating Activities       $  1,568   $  1,305

Cash Flow from Investing Activities:
  Capital expenditures                              (585)    (1,584)
  Net increase in short-term
    investments for affiliates                      (502)      (324)
  Funds transferred from affiliates for
    investment, net                                  502        324
  Other, net                                          12         (3)
        Net cash used for investing activities      (573)    (1,587)

Cash Flow from Financing Activities:
  Proceeds from issuance of long-term debt           130        294
  Net  short-term borrowings (repayments)  on
    instruments with maturities of
    90 days or less                                    -       (350)
  Other short-term borrowings                        200          -
  Payments on other short-term borrowings           (200)       (29)
  Payments on long-term debt and capital
    lease obligations                               (121)      (160)
  Funds transferred (to) from affiliates, net     (1,034)       606
  Other, net                                           2          2
         Net cash (used) provided by
             financing activities                 (1,023)       363

Net (decrease) increase in cash                      (28)        81
Cash at beginning of period                           55         45

Cash at end of period                           $     27   $    126

Cash Payments (Refunds) For:
  Interest (net of amounts capitalized)         $    164   $    167
  Interest on intercompany note to Parent            111        105
  Income taxes                                        26        (10)

Financing Activities Not Affecting Cash:
  Capital lease obligations incurred            $    280   $      -

                                       -3-



See accompanying notes.
Page <6>
AMERICAN AIRLINES, INC.
Notes to Financial Statements

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

2. Passenger revenues for the nine months ended September 30, 1994, include a $49 million favorable adjustment ($29 million after tax) produced by a change in the Company's estimate of the usage patterns of miles sold to participating companies in American's AAdvantage frequent flyer program. Passenger Revenues for the nine months ended September 30, 1993, reflect a $115 million favorable adjustment ($67 million net of related commission expense and taxes) resulting from a change in estimate relating to certain earned passenger revenues.

3. Included in Miscellaneous - net for the nine months ended September 30, 1993, is a $125 million charge ($79 million after tax) related to the retirement of 31 DC-10 aircraft. The charge represents the Company's best estimate of the expected loss based upon the anticipated method of disposition. However, should the ultimate method of disposition differ, the actual loss could be different than the amount estimated.

4. Accumulated depreciation of owned equipment and property at September 30, 1994 and December 31, 1993, was $5.1 billion and $4.7 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 1994 and December 31, 1993, was $793 million and $707 million, respectively.

                                       -4-
Page <7>
Item 2.   MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION

RESULTS OF OPERATIONS

American's results for the nine months ended September 30, 1994, reflected the improved performance of the Company's Passenger and SABRE Travel Information Network (STIN) divisions. The Company's plan to maximize Passenger division revenue per available seat mile
(ASM) by reducing capacity and optimizing the deployment of flight assets resulted in a 1.1 percent reduction in passenger traffic on a
6.3 percent decline in ASMs. As a result, passenger load factor increased 3.4 points and revenue per ASM improved by 2.7 percent. Average stage length increased approximately 6.3 percent, contributing to a decline in Passenger division yield since fares on longer trips tend to be lower on a per ASM basis. In addition, yields continued to be hampered by competitive fare actions and the impact of low fare carriers in certain domestic markets. STIN's improved performance resulted from increased booking volumes and an increase in the average fee per booking.

Operating costs decreased 4.4 percent, driven primarily by the impact of reduced capacity and a decline in fuel prices.

The results for the nine months ended September 30, 1994, include a $49 million favorable adjustment ($29 million after tax) to passenger revenues produced by a change in the Company's estimate of the usage patterns of miles sold to participating companies in American's AAdvantage frequent flyer program.

The results for the nine months ended September 30, 1993, included a $125 million charge ($79 million after tax) for the retirement of 31 McDonnell Douglas DC10 aircraft and a positive $115 million adjustment ($67 million net of related commission expense and taxes) to passenger revenues for a change in estimate related to certain earned passenger revenues.



For the Nine Months Ended September 30, 1994 and 1993

American recorded net earnings of $389 million for the nine months ended September 30, 1994. For the same period in 1993, American recorded net earnings of $190 million. Operating income was $948 million in the 1994 nine months compared to $739 million in the 1993 nine months.

Passenger revenues decreased 3.9 percent, $393 million, in the first nine months of 1994. Passenger revenue yield per passenger mile decreased 2.8 percent to 13.09 cents in 1994.. Domestic yields dropped 4.2 percent while international yields increased 1.1 percent. Revenue passenger miles decreased 1.1 percent while available seat miles (ASMs) fell 6.3 percent, resulting in an improvement of 3.4 points in the passenger load factor. As a result, passenger revenue per available seat mile increased by 2.7 percent.

The decrease in ASMs is the result of retiring 56 aircraft (23 McDonnell Douglas DC-10 and 33 Boeing 727 aircraft) and leasing two McDonnell Douglas MD-11 aircraft, partially offset by the addition of 27 new aircraft (17 Fokker F100, seven Boeing 757, and three Boeing 767 aircraft) since September 30, 1993.

For the first nine months of 1994 compared to the same period in 1993, domestic traffic decreased 2.6 percent on capacity reductions of 7.1 percent and international traffic grew 2.7 percent on a capacity reduction of 4.3 percent. The change in international traffic was driven by a 7.4 percent growth in Latin America with capacity decrease of 0.1 percent, offset by a 1.1 percent decrease in traffic to Europe primarily driven by a capacity reduction of 9.0 percent.

Cargo revenues increased 2.4 percent, $11 million, reflecting an 8.5 percent increase in cargo ton miles offset by a 6.0 percent decrease in revenue yield per ton mile. Growth in cargo ton miles is primarily attributable to our Europe and Latin America markets, combined with steady increases in postal volumes.

Other revenues increased 12.9 percent, $116 million primarily as a result of the improved performance of STIN and increased revenues from aircraft rental and maintenance contracts.
                                       -5-
Page <8>
RESULTS OF OPERATIONS (CONTINUED)

Capacity or available passenger seat miles (ASMs) decreased 6.3 percent to 114.4 billion miles in the first nine months of 1994. Operating expenses decreased 4.4 percent, $475 million from the nine months ended September 30, 1993, to the same period in 1994. Passenger division cost per ASM increased 1.5 percent to 8.36 cents. Wages, salaries and benefits rose 2.1 percent, $77 million, resulting from salary adjustments for existing employees offset by headcount reductions. Aircraft fuel expense decreased 16.7 percent, $232 million, due to an 8.4 percent decrease in gallons consumed and an 8.9 percent decrease in American's average price per gallon. Commissions to agents decreased 9.9 percent, $106 million, due principally to decreased passenger revenues and a reduction in the percentage of revenues subject to commissions. Additions of new aircraft and the acquisitions of other capital equipment raised depreciation and amortization 2.9 percent, $24 million. Maintenance materials and repairs costs decreased 18.0 percent, $75 million reflecting the retirement of older jet aircraft and increased operational efficiencies as well as a more vigorous maintenance warranty recovery effort. Other operating expenses decreased 5.7 percent, $96 million primarily due to the decrease in capacity.

Interest expense decreased 4.1 percent, $13 million due primarily to a decrease in rates on external debt and a decrease in the outstanding balance of intercompany debt due to parent partially offset by an increase in rates on variable rate debt. Included in Miscellaneous - net for the nine months ended September 30, 1993, is a charge of $125 million related to the retirement of 31 McDonnell Douglas DC10 aircraft.
                                       -6-
Page <9>
                               PART II

Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits filed with this report:

           Part I - Exhibit 12:    Computation  of  ratio   of
                               earnings  to fixed charges  for
                               the nine monthe ended September
                               30, 1994 and 1993

       (b) Reports on Form 8-K:

           None

                                       -7-
Page <10>











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




DATE:  November 3, 1994
                                      -8-
Page <11>
                                                PART   I   -
EXHIBIT 12

                       AMERICAN AIRLINES, INC.

          COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                                              Nine Months Ended
                                                September 30,
                                                1994       1993
                                            (in millions of dollars)
Earnings:
   Earnings before income taxes           $     634    $     337

   Add: Total fixed charges (per below)         740          764

   Less: Interest capitalized                    16           40
     Total earnings                       $   1,358    $   1,061

Fixed charges:
   Interest                               $     302    $     315

   Portion of rental expense
    representative of the interest factor       435          446

   Amortization of debt expense                   3            3
     Total fixed charges                  $     740     $    764

Ratio of earnings to fixed charges             1.84         1.39

                                       -9-