Form 10-K405
period 1994-12-31
AMERICAN AIRLINES INC
filed 1995-03-28
CIK 4515

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
      For fiscal year ended December 31, 1994.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 1-2691.
                       ------

                           AMERICAN AIRLINES, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                  13-1502798
- ----------------------------------------    ------------------------------------
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

         4333 Amon Carter Blvd.
           Fort Worth, Texas                             76155
- ----------------------------------------    ------------------------------------
(Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code        (817) 963-1234
 Securities registered pursuant to Section 12(b) of the Act:


       Title of each class                  Name of exchange on which registered
- ----------------------------------------    ------------------------------------
 5-1/4% Subordinated Debentures due 1998           New York Stock Exchange
 6-1/4% Subordinated Debentures due 1996           New York Stock Exchange


 Securities registered pursuant to Section 12(g) of the Act:

                                     NONE
- --------------------------------------------------------------------------------
                               (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No        .
                                               -------    -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 045 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

American Airlines, Inc. is a wholly-owned subsidiary of AMR Corporation, and there is no market for the registrant's common stock. As of March 1, 1995, 1,000 shares of the registrant's common stock were outstanding.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions J(1)(a) and J(1)(b) of Form 10-K.

================================================================================

                                     PART I

- --------------------------------------------------------------------------------
ITEM 1.      BUSINESS

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

AIR TRANSPORTATION GROUP

The Air Transportation Group consists primarily of American's Passenger and Cargo divisions.

AMERICAN'S PASSENGER DIVISION is one of the largest scheduled passenger airlines in the world. At the end of 1994, American provided scheduled jet service to more than 170 destinations, primarily throughout North America, the Caribbean, Latin America, Europe and the Pacific.

AMERICAN'S CARGO DIVISION is one of the largest scheduled air freight carriers in the world. The Cargo Division provides a full range of freight and mail services to shippers throughout the airline's system. In addition, through cooperative agreements with other carriers, it has the ability to transport shipments to virtually any country in the world.

INFORMATION SERVICES GROUP

The Information Services Group consists of three divisions of American: SABRE Travel Information Network (STIN), SABRE Computer Services (SCS) , SABRE Development Services (SDS) and SABRE Interactive.

STIN markets SABRE -- one of the largest privately owned, real-time computer systems in the world -- and provides travel distribution and information services to more than 28,000 travel agencies in 74 countries on six continents.

SCS manages and maintains AMR's technology infrastructure. SCS provides planning, installation and operation of data centers, voice and data communications networks and hardware, as well as technology and architectural planning to other AMR units and external customers.

SDS provides decision support systems, application software packages, systems development and consulting services to other AMR units and to external companies in the transportation, travel and other industries worldwide.

SABRE INTERACTIVE is a unit recently formed to investigate opportunities for consumer distribution via personal computer, CD-ROM, interactive television, cable and other media.

These business units and certain other units of AMR form The SABRE Group, one of AMR's three operating units.

In March 1995, AMR announced the results of a six-month study of the Air Transportation Group's administrative functions. The Company identified $93 million in annual cost savings and began implementing organizational changes which are expected to yield additional cost reductions. Such organizational changes will not materially impact the Company's business segment financial reporting.

Additional information regarding business segments is included in Note 12 to the consolidated financial statements.


ROUTES AND COMPETITION

AIR TRANSPORTATION   Service over almost all of American's routes is highly
competitive. Currently, any carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its routes, American competes with at least one, and usually more than one, major domestic airline including: America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, Trans World Airlines, United Airlines, and USAir. American also competes with national, regional, all-cargo, and charter carriers and, particularly on shorter segments, ground transportation.

     Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates six hubs: Dallas/Fort Worth, Chicago O'Hare, Miami, Nashville, Raleigh/Durham and San Juan, Puerto Rico. In January 1995, American announced schedule reductions for 1995 which will end the airline's hub operations at Raleigh/Durham. Delta Air Lines and United Airlines have large hub operations at American's Dallas/Fort Worth and Chicago O'Hare hubs, respectively.

     The American Eagle carriers owned by AMR Eagle, an AMR subsidiary, increase the number of markets AMR's Air Transportation Group serves by providing connections to American at its hubs and certain other major airports. The American Eagle carriers -- Simmons Airlines, Inc., Flagship Airlines, Inc., Wings West Airlines, Inc. and Executive Airlines, Inc. -- serve smaller markets through Dallas/Fort Worth, Chicago, Miami, Nashville, San Juan, Los Angeles and New York John F. Kennedy International Airport. American's competitors also own or have marketing agreements with regional carriers which provide service at their major hubs.

     In addition to its extensive domestic service, American provides service to and from cities in various other countries, primarily across North, Central and South America and Europe. In 1991, American added service to 20 cities in 15 countries in Latin America with the acquisition of route authorities from Eastern Air Lines. In 1992, American added service from several U.S. gateway cities to London's Heathrow Airport with the acquisition of Trans World Airlines' route authorities. American's operating revenues from foreign operations were approximately $4.3 billion in 1994, $3.9 billion in 1993 and $3.7 billion in 1992. Additional information about the Company's foreign operations is included in Note 11 to the consolidated financial statements.

     Competition in international markets is generally subject to more extensive government regulation than domestic markets. In these markets, American competes with foreign-investor owned carriers and national flag carriers and U.S. carriers that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. American's operating authority in these markets is subject to aviation agreements between the U.S. and the respective countries, and in some cases, fares and schedules require the approval of the DOT and the relevant foreign governments. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policy could result in the alteration or termination of such agreements, diminish the value of such route authorities, or otherwise affect American's international operations. Bilateral relations between the U.S. and various foreign countries served by American are currently being renegotiated.

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

     The major domestic carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, U.S. carriers are limited in their rights to carry passengers beyond designated gateway cities in foreign countries. Some of American's foreign competitors are owned and subsidized by foreign governments. To improve their access to each others' markets, various U.S. and foreign carriers - - including American -- have made substantial equity investments in, or established marketing relationships with, other carriers.

COMPUTER RESERVATION SYSTEMS   The complexity of the various schedules and
fares offered by air carriers has fostered the development of electronic distribution systems. Travel agents and other subscribers access travel information and book airline, hotel and car rental reservations and issue airline tickets using these systems. American developed the SABRE computer reservation system (CRS), which is one of the largest CRSs in the world. Competition among the CRS vendors is strong. Services similar to those offered through SABRE are offered by several air carriers and other companies in the United States and abroad.

        The SABRE CRS has several advantages relative to its competition. SABRE ranks first in market share among travel agents in the U.S. The SABRE CRS is furthering its expansion into international markets and continues to be in the forefront of technological innovation in the CRS industry.

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

        Fare discounting by competitors has historically had a negative effect on American's financial results because American is generally required to match competitors' fares to maintain passenger traffic. During recent years, a number of new low-cost airlines have entered the domestic market and several major airlines have begun to implement efforts to lower their cost structures. Further fare reductions, domestic and international, may occur in the future. If fare reductions are not offset by increases in passenger traffic or changes in the mix of traffic that improves yields, American's operating results will be negatively impacted.

AIRPORT ACCESS   In 1968, the FAA issued a rule designating New York John F.
Kennedy, New York LaGuardia, Washington National, Chicago O'Hare and Newark airports as high density traffic airports. Newark was subsequently removed from the high-density airport classification. The rule adopted hourly take-off and landing slot allocations for each of these airports. In 1993, the FAA granted a permanent rule change allowing each commuter operator at O'Hare to use 50 percent of its slots for jets having not more than 110 seats. Currently, the FAA permits the purchasing, selling, leasing and trading of these slots by airlines and others, subject to certain restrictions. Certain foreign airports, including London Heathrow, a major European destination for American, also have slot allocations.

        American currently has sufficient slot authorizations to operate its existing flights and has generally been able to obtain slots to expand its operations and change its schedules. There is no assurance, however, that

American will be able to obtain slots for these purposes in the future, because, among other factors, slot allocations are subject to changes in government policies.

ENVIRONMENTAL MATTERS   The Company is subject to various laws and government
regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular impact on the Company include the Airport Noise and Capacity Act of 1990 (ANCA), the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund Act). The Company is also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that have an impact on the Company's operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. As a part of its continuing safety, health and environmental program, the Company has maintained compliance with such requirements without any material adverse effect on its business.

     For purposes of noise standards, jet aircraft are rated by categories or "stages." The ANCA requires the phase- out by December 31, 1999, of Stage II aircraft operations, subject to certain exceptions. Under final regulations issued by the FAA in 1991, air carriers are required to reduce, by modification or retirement, the number of Stage II aircraft in their fleets 25 percent by December 31, 1994; 50 percent by December 31, 1996; 75 percent by December 31, 1998, and 100 percent by December 31, 1999. Alternatively, a carrier may satisfy the regulations by operating a fleet that is at least 55 percent, 65 percent, 75 percent, and 100 percent Stage III by the dates set forth in the preceding sentence, respectively. At December 31, 1994, approximately 86 percent of American's active fleet was Stage III, the quietest and most fuel efficient rating category.

     The ANCA recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of night-time curfews. The ANCA generally requires FAA approval of local noise restrictions on Stage III aircraft first effective after October 1990, and establishes a regulatory notice and review process for local restrictions on Stage II aircraft first proposed after October 1990. While American has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, American's operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

     American has been identified by the EPA as a potentially responsible party
(PRP) with respect to the following Superfund Sites: Operating Industries, Inc., California; Cannons, New Hampshire; Byron Barrel and Drum, New York; Palmer PSC, Massachusetts; Frontier Chemical, New York and Duffy Brothers, Massachusetts. American has settled the Palmer PSC and Byron Barrel and Drum matters, and all that remains to complete these matters are administrative tasks. American has signed a partial consent decree with respect to Operating Industries, Inc. With respect to the Operating Industries, Inc., Palmer PSC, Frontier Chemical and Duffy Brothers sites, American is one of several PRPs named at each site. American's alleged waste disposal although they are Superfund sites is minor compared to the other PRPs.

     American, along with most other tenants at Boston Logan International Airport, has been notified under the Massachusetts State Superfund statute of a claim for contribution by the Massachusetts Port Authority (Massport).
Massport has claimed that American is responsible for past and future remediation costs at the airport. American is vigorously defending against Massport's claim.

     American, along with most other tenants at the San Francisco International Airport, has been ordered by the California Regional Water Quality Control Board to engage in various studies of potential environmental contamination at the airport and to undertake remedial measures, if necessary.

        American does not expect these matters, individually or collectively, to have a material impact on its financial condition, operating results or cash flows.

LABOR

The airline business is labor intensive. Wages, salaries and benefits represented 36 percent of American's consolidated operating expenses for the year ended December 31, 1994. To improve its competitive position, American has undertaken various steps to reduce its unit labor costs, including workforce reductions.

        The majority of American's employees are represented by labor unions and covered by collective bargaining agreements. American's relations with such labor organizations are governed by the Railway Labor Act. Under this act, the collective bargaining agreements among American and these organizations do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party before the contract becomes amendable. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to appoint a federal mediator. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected, a 30-day "cooling-off" period commences, following which the labor organization may strike and the airline may resort to "self-help," including the imposition of its proposed amendments and the hiring of replacement workers.

        American's collective bargaining agreement with the Association of Professional Flight Attendants became amendable on December 31, 1992. The NMB declared an impasse in the negotiations in September 1993, following a long period of negotiation and mediation, and the parties entered into a 30-day cooling off period, which ended without an agreement. At the end of the cooling off period, American imposed certain contract amendments as permitted by law. After the union staged a five-day strike against American in November 1993, the parties agreed to resolve the remaining issues through binding arbitration. The arbitration process is complex and will likely not be decided for several months. While the ultimate outcome is uncertain, the new contract will likely result in higher unit labor costs in 1995 than in 1994.

        American's collective bargaining agreement with the Allied Pilots Association became amendable on August 31, 1994. American's collective bargaining agreement with the Transport Workers Union became amendable March 1, 1995.

FUEL

American's operations are significantly affected by the availability and price of jet fuel. American's fuel costs and consumption for the years 1990 through 1994 were:

                                                                                                    Percent of
                               Gallons                                     Average Price            American's
                              Consumed               Total Cost             Per Gallon              Operating
        Year                (in millions)          (in millions)            (in cents)               Expenses
        ----                -------------          -------------           -------------            ----------
        1990                    2,397             $     1,899                 79.2                   17.4
        1991                    2,527                   1,780                 70.5                   14.7
        1992                    2,862                   1,862                 65.1                   13.6
        1993                    2,939                   1,818                 61.8                   12.8
        1994                    2,741                   1,556                 56.7                   11.2

        Based upon American's 1994 fuel consumption, a one-cent increase in the average annual price-per-gallon of jet fuel would increase American's monthly fuel costs by approximately $2.3 million, not considering the offsetting effect of American's fuel cost hedging program. American's fuel cost in 1994 decreased
14.4 percent from the prior year, primarily due to a 8.3 percent decrease in the average price per gallon and a 6.7 percent decrease in gallons consumed.

     The impact of fuel price changes on the Company's competitors is dependent upon various factors, including their hedging strategies. However, lower fuel prices may be offset by increased price competition and lower revenues for all air carriers. Conversely, there can be no assurance that American will be able to pass fuel cost increases on to its customers by increasing fares in the future.

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

FREQUENT FLYER PROGRAM

American established the AAdvantage frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage members earn mileage credits for flights on American, American Eagle and certain other participating airlines, or by utilizing services of other program participants, including hotels, car rental companies and bank credit card issuers. American sells mileage credits to the other companies participating in the program. American reserves the right to change the AAdvantage program rules, regulations, travel awards and special offers at any time. American may initiate changes impacting, for example, participant affiliations, rules for earning mileage credit, mileage levels and awards, blackout dates and limited seating for travel awards, and the features of special offers. American reserves the right to end the AAdvantage program with six months notice.

     Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or participating airlines, or for other travel industry awards. Once a member accrues sufficient mileage for an award, the member may request an award certificate from American. Award certificates may be redeemed up to one year after issuance. Most travel awards are subject to blackout dates and capacity controlled seating. All miles earned after July 1989 must be redeemed within three years or they expire.

     American accounts for its frequent flyer obligation on an accrual basis using the incremental cost method. American's frequent flyer liability is accrued each time a member accumulates sufficient mileage in his or her account to claim the lowest level of free travel award (20,000 miles prior to February 1, 1995; 25,000 miles thereafter) and such award is expected to be used for free travel on American. American includes fuel, food, and reservations/ticketing costs, but not a contribution to overhead or profit, in the calculation of incremental cost. The cost for fuel is estimated based on total fuel consumption tracked by various categories of markets, with an amount allocated to each passenger. Food costs are tracked by market category, with an amount allocated to each passenger. Reservation/ticketing costs are based on the total number of passengers, including those traveling on free awards, divided into American's total expense for these costs. No accrual is made for non-travel awards since the cost to American, if any, is de minimis.

     At December 31, 1994 and 1993, American estimated that approximately 4.5 million and 5.4 million free travel awards, respectively, were eligible for redemption. At December 31, 1994 and 1993, American estimated that approximately 3.6 million and 4.4 million free travel awards, respectively, were expected to be redeemed for free travel on American. In making this estimate, American has excluded mileage in inactive accounts, mileage related to accounts that have not yet reached the lowest level of free travel award, mileage that is not expected to ever be redeemed for free travel, and mileage related to accounts that have reached the lowest level of free travel award but are estimated based on historical data to be redeemed for discounts and upgrades, free travel on participating airlines other than American, or services other than free travel, for which American has no obligation to pay the provider of those services. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel on American and deferred revenues for mileage sold to others participating in the program was $329 million and $380 million, representing
7.1 percent and 9.0 percent of American's total current liabilities, at December 31, 1994 and 1993, respectively.

     The number of free travel awards used for travel on American during the years ended December 31, 1994, 1993 and 1992, was approximately 2,198,000, 2,163,000, and 1,474,000, respectively, representing 8.5 percent, 9.5 percent and 6.0 percent of total revenue passenger miles for each period, respectively. American believes displacement of revenue passengers is insignificant given American's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to revenue passenger miles.

OTHER MATTERS

SEASONALITY AND OTHER FACTORS   American's results of operations for any interim
period are not necessarily indicative of those for the entire year, since the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable operating results for the second and third quarters of the year than for the first and fourth quarters.

        The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor strikes and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 1994, is included in Note 13 to the consolidated financial statements.

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


ITEM 2.      PROPERTIES

FLIGHT EQUIPMENT

Owned and leased aircraft operated by American at December 31, 1994, included:

                                                                                                              Weighted
                                        Current                                                               Average
                                        Seating                       Capital       Operating                   Age
          Equipment Type               Capacity         Owned          Leased        Leased         Total     (Years)
          --------------               --------         -----         -------       ---------       -----    --------

  JET AIRCRAFT
  Airbus A300-600R                       267             10              -             25             35         5
  Boeing 727-200                         150             49             22             17             88        18
  Boeing 757-200                         188             40              9             32             81         3
  Boeing 767-200                         172              8              -              -              8        12
  Boeing 767-200 Extended Range          172              9             13              -             22         8
  Boeing 767-300 Extended Range          215             12              3             22             37         4
  Fokker 100                              97             66              5              4             75         2
  McDonnell Douglas DC-10-10         237/290             14              4              -             18        18
  McDonnell Douglas DC-10-30             273              5              1              -              6        20
  McDonnell Douglas MD-11            251/271             17              -              -             17         2
  McDonnell Douglas MD-80                139            119             25            116            260         7
                                                        ---             --            ---            ---        --
  Total                                                 349             82            216            647         8
                                                        ===             ==            ===            ===        ==

        For information concerning the estimated useful lives and residual values for owned aircraft, lease terms and amortization relating to aircraft under capital leases, and acquisitions of aircraft, see Notes 1, 3 and 4 to the consolidated financial statements. See Management's Discussion and Analysis for discussion of the retirement of certain widebody aircraft from the fleet.

     Lease expirations for American's leased aircraft included in the above table as of December 31, 1994, were:

                                                                                                             2000
                                                                                                              and
Equipment Type                    1995           1996           1997           1998           1999         Thereafter
- --------------                    ----           ----           ----           ----           ----         ----------

JET AIRCRAFT
Airbus A300-600R                   -              -              -              -              -               25
Boeing 727-200                     25             -              -              -              2               12
Boeing 757-200                     -              -              -              -              -               41
Boeing 767-200 Extended Range      -              -              -              -              -               13
Boeing 767-300 Extended Range      -              -              -              -              -               10
Fokker 100                         -              -              -              -              -                9
McDonnell Douglas DC-10-10         -              3              1              -              -               -
McDonnell Douglas DC-10-30         -              -              -              1              -               -
McDonnell Douglas MD-80            -              -              -              -              -              141
                                   --            --             --             --             --              ---
                                   25             3              1              1              2              251
                                   ==            ==             ==             ==             ==              ===


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

GROUND PROPERTIES

American leases, or has built as leasehold improvements on leased property, most of its airport and terminal facilities; certain corporate office, maintenance and training facilities in Fort Worth, Texas; its principal overhaul and maintenance base and computer facility at Tulsa International Airport, Tulsa, Oklahoma; its regional reservation offices; and local ticket and administration offices throughout the system. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; and the Dallas/Fort Worth, Chicago O'Hare, Raleigh/Durham, Nashville, San Juan, New York, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to American. American also utilizes public airports for its flight operations under lease arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.

     For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1, 3 and 4 to the consolidated financial statements.

ITEM 3.      LEGAL PROCEEDINGS

         American has been sued in two class action cases that have been consolidated in the Circuit Court of Cook County, Illinois, in connection with certain changes made to American's AAdvantage frequent flyer program in May, 1988. (Wolens, et al v. American Airlines, Inc., No. 88 CH 7554, and Tucker v. American Airlines, Inc., No. 89 CH 199.) In both cases, the plaintiffs seek to represent all persons who joined the AAdvantage program before May 1988. The complaints allege that, on that date, American implemented changes that limited the number of seats available to participants traveling on certain awards and established holiday blackout dates during which no AAdvantage seats would be available for certain awards. The plaintiffs allege that these changes breached American's contracts with AAdvantage members and were in violation of the Illinois Consumer Fraud and Deceptive Business Practice Act (Consumer Fraud
Act). Plaintiffs seek money damages of an unspecified sum, punitive damages, costs, attorneys fees and an injunction preventing the Company from making any future changes that would reduce the value of AAdvantage benefits. American moved to dismiss both complaints, asserting that the claims are preempted by the Federal Aviation Act and barred by the Commerce Clause of the U.S. Constitution.

         The trial court denied American's preemption motions, but certified its decision for interlocutory appeal. In December 1990, the Illinois Appellate Court held that plaintiffs' claims for an injunction are preempted by the Federal Aviation Act, but that plaintiffs' claims for money damages could proceed. On March 12, 1992, the Illinois Supreme Court affirmed the decision of the Appellate Court. American sought a writ of certiorari from the U.S. Supreme Court; and on October 5, 1992, that Court vacated the decision of the Illinois Supreme Court and remanded the cases for reconsideration in light of the U.S. Supreme Court's decision in Morales v. TWA, et al, which interpreted the preemption provisions of the Federal Aviation Act very broadly. On December 16, 1993, the Illinois Supreme Court rendered its decision on remand, holding that plaintiffs' claims seeking an injunction were preempted, but that identical claims for compensatory and punitive damages were not preempted. On February 8, 1994, American filed petition for a writ of certiorari in the U.S. Supreme Court. The Illinois Supreme Court granted American's motion to stay the state court proceeding pending disposition of American's petition in the U.S. Supreme Court. The matter was argued before the U.S. Supreme Court on November 1, 1994, and on January 18, 1995, the U.S. Supreme Court issued its opinion ending a portion of the suit against American. The U.S. Supreme Court held that a) plaintiffs' claim for violation of the Illinois Consumer Fraud Act was preempted by federal law -- entirely ending that part of the case and eliminating plaintiffs' claim for punitive damages; and b) certain breach of contract claims would not be preempted by federal law. The Court did not determine, however, whether the contract claims asserted by the plaintiffs in Wolens were preempted, and therefore remanded the case to the state court for further proceedings. In the event that the plaintiffs' breach of contract claim is eventually permitted to proceed in the state court, American intends to vigorously defend the case.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted under the reduced disclosure format pursuant to General Instruction J(2)(c) of Form 10-K.


                                    PART II
- --------------------------------------------------------------------------------
ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

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

HIGHLIGHTS

SUMMARY   American's net income in 1994 was $268 million.  During the fourth quarter of 1994, American recorded a charge of $276 million ($173 million after tax) related to the cost of future pension and other postretirement benefits for agent and management/support staff voluntary early retirement programs, severance and other restructuring activities. Before the special charge, net earnings were $441 million. In 1993 American recorded net income of $23 million. The 1993 results reflect the negative impact of a five-day strike in November by the union representing American's flight attendants. The results for 1993 also include a $125 million charge ($79 million after tax) for the retirement of certain DC-10 aircraft and a positive $115 million adjustment to revenues ($67 million net of related commission expense and taxes) for a change in estimate related to certain earned passenger revenues. The Company's 1994 operating income was $912 million, compared to operating income of $564 million in 1993.

        In light of the changing competitive environment toward lower costs and lower fares, in 1993 AMR began implementing a new strategic framework, known as the Transition Plan. The Plan has three parts, each intended to improve AMR's results. First, make the core airline business bigger and stronger where economically justified. Second, and conversely, shrink the airline where it cannot compete profitably. Third, reallocate resources and effort to AMR's and American's growing information and management services businesses which are more profitable than the airline.

        American's improved results reflect progress on each of these three tenets, as well as strong economies in most of the markets it serves, stringent cost controls and relatively low fuel prices.

        In the low fare environment that has existed in recent years, the Company's efforts to increase unit revenues have focused on garnering a larger share of premium fare traffic. American has added flights at its major hubs; increased service between major business markets such as Dallas/Fort Worth, Chicago and New York; added more first class seating on narrowbody aircraft; expanded its successful transcontinental three-class service; and continued to increase international service.

        During the same period, American has continued to downsize, primarily in domestic markets. Ninety-one older, less efficient jet aircraft have been removed from service since the Transition Plan was introduced in 1993. American has trimmed service to about 30 cities and on over 100 routes. American and American Eagle closed their San Jose hub operations in 1993. American Eagle service at Raleigh/Durham was eliminated at the end of 1994, and American announced an end to its hub operation there by the summer of 1995. From the end of 1993 to the end of 1994, the airline's average equivalent workforce declined by 4,300. In 1995, American plans further workforce reductions as it restructures airport and reservations agent activities and continues to reduce management and administrative staffing.

        Meanwhile, the Company's non-airline businesses continued their strong performances. Domestic fare activity and international expansion generated increased booking fees for The Information Services Group. In total, The Information Services Group's revenues were up 8.7 percent from 1993 and its operating margin was nearly 27 percent.

REVENUES

1994 COMPARED TO 1993   American's operating revenues increased 0.7 percent to
$14.8 billion in 1994, compared to $14.7 billion in 1993. Passenger revenues decreased 0.6 percent, $74 million. The decline in passenger revenues resulted primarily from a 2.3 percent decrease in passenger yield (the average amount one passenger pays to fly one mile) from 13.28 to 12.97 cents, partially offset by a 1.8 percent increase in passenger traffic. Yields were driven lower by competitive fare discounting and the greater presence of low-fare competitors in certain domestic markets. In addition, from 1993 to 1994, average stage length increased approximately 6.4 percent, contributing to the decline in passenger yields since fares on longer trips tend to be lower than shorter trips on a per mile basis. For the year, domestic yield decreased 4.0 percent, while yield increased 2.6 percent in Latin America and 4.5 percent in Europe. In 1994, American derived 71.5 percent of its passenger revenues from domestic operations and 28.5 percent from international operations.

     American's domestic traffic increased 0.4 percent, to 70.0 billion revenue passenger miles (RPMs), while domestic capacity decreased 6.0 percent. International traffic grew 5.2 percent, to 28.9 billion RPMs on a capacity reduction of 2.7 percent. The increase in international traffic was led by a
9.7 percent increase in Latin America on capacity growth of 1.1 percent, and a
1.6 percent increase in Europe on a capacity reduction of 6.9 percent. Traffic suffered in 1993 from American's inability to carry passengers during the flight attendants' strike in November 1993 and the adverse effect of the strike on passenger demand in the following month.

     Cargo revenues increased 1.7 percent, $11 million, driven by an 8.6 percent increase in American's domestic and international cargo volumes, partially offset by decreasing yields brought about by strong price competition resulting from excess industry capacity.

     Other revenues, consisting of fees for excess baggage and other passenger services, tour marketing, contract maintenance and miscellaneous other revenues, increased 20.3 percent, $107 million, primarily as a result of increased passenger traffic, additional contract maintenance work and leasing of excess aircraft.

     Information Services Group revenues increased 8.7 percent, $101 million, primarily due to growth in booking volumes, increased average fees per booking collected from participating vendors and the introduction of premium priced products.

EXPENSES

1994 COMPARED TO 1993   Operating expenses in 1994 included restructuring
charges of $276 million, primarily resulting from the cost of future pension and other postretirement benefits related to agent and management voluntary early retirement programs. Excluding the restructuring costs, the Company's operating expenses decreased 3.7 percent, $524 million. American's capacity decreased 5.1 percent, to 152.7 billion ASMs, due primarily to the retirement of 41 aircraft partially offset by the addition of 22 new aircraft. Because capacity decreased more rapidly than expenses, American's Passenger Division cost per ASM, excluding restructuring costs, increased by 1.1 percent, to 8.34 cents.

     Despite a 4.9 percent decrease in the average number of equivalent employees, wages, salaries and benefits expense rose 2.3 percent, $111 million. The increase was due primarily to contractual and other wage and salary adjustments for existing employees, variable compensation under the Company's various profit sharing plans, and rising pension and other postretirement benefit costs.

     Aircraft fuel expense decreased 14.4 percent, $262 million, due to an 8.3 percent decrease in the average price per gallon and a 6.7 percent decrease in gallons consumed. The average price per gallon decreased from $0.62 per gallon in 1993 to $0.57 per gallon in 1994. American consumed an average of 228 million gallons of jet fuel each month. A one-cent increase in fuel prices costs approximately $2.3 million per month, not considering the offsetting effect of the Company's fuel price hedging program.

     Commissions to agents decreased 8.6 percent, $120 million, due to a lower percentage of passenger revenues subject to commissions and a change in classification of certain international commissions.

     New aircraft acquisitions and other capital spending increased depreciation and amortization 2.1 percent, $23 million. Capital spending in 1994 included acquisition of 17 owned jet aircraft, five capital-leased jet aircraft and other capital equipment. This increase was partially offset by the retirement of 22 owned and capital-leased aircraft from the fleet.

       Food service cost decreased 4.3 percent, $30 million, due to a 1.8 percent decline in passengers boarded and aggressive cost reduction strategies including changes in meal scheduling policies, renegotiation of contracts and increased use of vendor-prepared products.

       Aircraft rentals decreased 3.0 percent, $19 million, primarily due to the expiration of operating leases during 1994 on 19 Boeing 727 aircraft.

       Maintenance materials and repairs expense decreased 19.2 percent, $104 million, as a result of retiring older aircraft from the fleet, increased warranty recoveries, and operational efficiencies gained by reducing the number of maintenance locations and other initiatives.

       Other operating expenses (including crew travel expenses, booking fees, purchased services, communications charges, credit card fees and advertising) decreased 5.1 percent, $116 million, primarily due to the decrease in capacity.

       Interest expense increased 12.0 percent, $49 million, due primarily to an increase in the rate on American's intercompany subordinated note with AMR, the rising interest costs of floating rate obligations, partially offset by a reduction in the average note balance outstanding and savings generated by interest rate swap transactions.

       Interest capitalized decreased 57.1 percent, $28 million, as a result of the decrease in the average balance during the year of purchase deposits for flight equipment.

       Miscellaneous - net for 1993 includes a $125 million charge related to the retirement of certain DC-10 aircraft.

OTHER INFORMATION

DEFERRED TAX ASSETS   As of December 31, 1994, the Company had deferred tax
assets aggregating approximately $2.2 billion, including approximately $456 million of alternative minimum tax credit carryforwards. The Company believes substantially all the deferred tax assets will be realized through reversal of existing taxable temporary differences.

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

DISCOUNT RATE Due to the increase in interest rates during 1994, the discount rate used to determine the Company's pension obligations as of December 31, 1994, and the related expense for 1995 has been increased. The Company expects the decrease in 1995 pension expense as a result of the change in the discount rate will be more than offset by the impact of depreciation in the market value of pension plan assets experienced during 1994.

LITIGATION SETTLEMENT   During 1994, the U.S. District Court for the Northern
District of Georgia approved the settlement of various class action claims against American and certain other carriers. Under the terms of the settlement agreement, the carriers paid a total of approximately $50 million in cash and jointly issued approximately $408 million in face amount of certificates for discounts of approximately 10 percent on future air travel on any of the carriers. A liability has not been established for the certificate portion of the settlement since American expects that, in the aggregate, future revenues received upon redemption of the certificates will exceed the related cost of providing the air travel. American anticipates that the share of the certificates redeemed on American may represent, but is not limited to, American's 26 percent market share among the carriers. The ultimate impact of the settlement on American's revenues, operating margins or earnings is not reasonably estimable since both the portion of certificates to be redeemed on American and the stimulative or depressive effect of the certificate redemption on revenues is not known.

OUTLOOK FOR 1995

During 1994, AMR continued the course of change initiated in 1993. Following a comprehensive review of the competitive realities of its businesses, in 1993 AMR determined it would have to change significantly to generate sufficient earnings. AMR recognized that the fundamental problems of the airline -- increasing competition from low-cost, low-fare carriers, its inability to reduce labor costs to competitive levels, and the changing values of its customers -- demanded new solutions. As an initial response to that need, in 1993 AMR created and began implementing a new strategic framework known as the Transition Plan. The plan has three parts, each intended to improve AMR's results. First, make the core airline business bigger and stronger where economically justified. Second, and conversely, shrink the airline where it cannot compete profitably. Third, encourage the growth of the information and management services businesses, which are more profitable than the airline.

     An integral part of the Transition Plan is the expansion of the business activities of The SABRE Group. The SABRE Group was formed as a business unit during 1993, integrating reporting relationships among American's STIN, SCS and SDS divisions and AMR's other information technology businesses, AMR plans to more fully develop and market its distinct information technology expertise through The SABRE Group and continues to investigate opportunities for further expanding its information technology businesses. These opportunities may include the combination of marketing and/or developmental functions of The SABRE Group businesses and/or a formal reorganization of The SABRE Group into one or more subsidiaries of AMR. This formal reorganization, if concluded, would likely involve the transfer to AMR, by means of a dividend, of American's STIN, SCS and SDS divisions. In addition, a formal reorganization would also result in the Company's compliance with a directive from the European Community Council of Ministers that, in effect, requires that a CRS operating in the European Community have a legal status that is separate and apart from its affiliated airline.

     Further, the Transition Plan recognizes the unfavorable and uncertain economics which have characterized the core airline business in recent years, acknowledges the airline cost problem and seeks to maximize the contribution of AMR's more profitable businesses. Over the long term, AMR will continue its best efforts to reduce airline costs and to restore the airline operations to profitability. Based upon the success or failure of those efforts, AMR will make ongoing determinations as to the appropriate level of investment in its airline operations, which may result, if the airline cannot be run profitably, in the disposition or termination, over the long term, of a substantial part or all of the airline operations.

AIR TRANSPORTATION GROUP   Despite the challenges faced by American, the
airline has many basic strengths. These include a hub-and-spoke route network that allows it to efficiently serve thousands of domestic and international markets; a modern, quiet, fuel-efficient fleet; the AAdvantage frequent flyer program; and leading-edge computer technology, including the industry's premier yield management system.

     These strengths and American's continued focus on premium-fare traffic have helped to lessen the impact of an adverse pricing environment. While competitive pressures have continued to weaken passenger yields, robust economic conditions and careful revenue management have led to increases in American's passenger revenue per ASM. During 1995, American will add to the number of flights at its most successful hub operations at Dallas/Fort Worth and Miami, as well as in certain transcontinental and international markets.

     As restructuring programs announced in late 1994 are phased in, American will make substantial progress in reducing certain labor costs. Changes in the way American operates its airports and reservations offices, including outsourcing small station operations and some reservations activities and in the way it pays hourly non-management employees such as ticket agents and reservations agents, are expected to save about $35 million in 1995 and about $130 million annually when steady state is achieved in four to five years.

     In addition, in March 1995 AMR announced the results of a six-month study of its Air Transportation Group's administrative functions. AMR expects to implement changes based on the results of the study which will result in cost savings of approximately $38 million in 1995. Once the changes are fully implemented in 1996, they are expected to reduce annual administrative costs by approximately $93 million. Also as a result of the study, AMR announced certain organizational changes which are expected to yield additional cost savings.

        Despite ongoing efforts, the airline has yet to make significant progress on reducing its contractual labor costs. American is currently in various stages of discussion with all three of its major unions. The ultimate outcome of these discussions cannot be estimated at this time.

        First, the Company's contract with the Association of Professional Flight Attendants (APFA) became amendable in December 1992. Following a lengthy negotiation and mediation process, the APFA staged a five-day strike against the Company in November 1993. The strike ended when both parties agreed to binding arbitration. The arbitration process began last October, and the arbitrators' decision is expected sometime during late summer. While the outcome cannot be predicted, the new contract will likely result in higher unit labor costs in 1995 than in 1994.

        Second, American has been in negotiations since last July with the Allied Pilots Association (APA) which represents its 9,100 pilots. The contract with the APA became amendable August 31, 1994. In exchange for substantial productivity improvements, American has offered both job and income protection. To date, little progress has been made, and it is not clear when -- or if -- American will be successful in achieving the needed changes.

        Finally, American's contract with the Transport Workers Union (TWU), which represents its ramp service workers and mechanics, became amendable March 1, 1995. The Company and the TWU opened formal negotiations in February. American is discussing both enhanced job security and early-retirement programs in exchange for a fundamentally revised agreement that will give it the right to outsource certain functions, use more part-time employees and implement other efficiency improvements.

        Faced with the prospect of continuing to bear uncompetitive labor costs, American has continued to downsize, primarily in domestic markets. Since the initial phases of the Transition Plan were implemented in 1993, American has cut jet service to about 30 cities and on over 100 routes. Approximately 90 older, less efficient jet aircraft have been removed from the fleet, and, as a result, approximately 5,000 positions at the airline have been eliminated. In 1995, American plans to remove another 23 Boeing 727 and three McDonnell Douglas DC 10 aircraft from the fleet. American will add six Boeing 757 and four Boeing 767 aircraft to the fleet, as the last delivery from the large jet orders of the 1980s approaches. These changes will reduce the number of jet aircraft in the fleet to 633 at the end of 1995, down from 647 at December 31, 1994 and 667 at December 31, 1993.

        As the fleet continues to shrink, American will continue to reallocate assets to its most profitable markets and to refine its operations. Despite continued fleet reductions, American's system wide capacity is planned to increase slightly, primarily due to increased aircraft utilization. This capacity increase follows a 5.1 percent decline in 1994. Domestic ASMs are expected to fall 1.1 percent, while international ASMs will increase 5.4 percent.

        In January 1995, American announced a substantial reduction at Raleigh/Durham that will end its hub operations there by summer. At the same time, the Company announced an agreement to sublease 12 gates to Midway Airlines, which joined the AAdvantage frequent flyer program as a full participant. As a result, American will eliminate a substantial amount of overhead while maintaining a marketing presence in the North/South traffic flow. Midway's service at Raleigh/Durham will complement American's service in markets between the Northeast and Florida. American also announced a significant reduction in flights at the Nashville hub for 1995.

        In February 1995, American changed its travel agent commission structure for domestic tickets by introducing a maximum commission payment of $50 per round-trip ticket and $25 per one-way ticket. The change is effective for tickets issued on or after February 27. The commission cap applies to all tickets issued by U.S. travel agents for travel within the continental United States, Alaska, Hawaii, Puerto Rico and the U.S. Virgin Islands. The change in commission structure is expected to result in lower commissions expense in 1995.

     American's revenue plan for 1995 reflects continued emphasis on producing premium yields by attracting more full fare passengers than its competitors.
As a part of that plan, American will expand service at its most successful hubs, increase frequencies in key long-haul business markets and add service in certain international markets.

     In 1995, though the Air Transportation Group will continue its rigorous program of cost control, it expects unit costs, excluding fuel and the impact of the change in the commission structure, to rise modestly over 1994's unit costs, excluding the restructuring costs. The increase will be driven primarily by increased rental and maintenance costs. The increase in unit labor costs due to contractual wage and benefit increases will be partially offset by the savings generated by the implementation of other labor cost reduction initiatives.

     American will continue to pursue other sources of revenue, including building AAdvantage program participation and joint marketing programs, leasing excess aircraft, and pursuing contracts to provide maintenance, training, and other services. The Company will also seek to increase airline cargo revenues in 1995.

     In August 1993, the Omnibus Budget Reconciliation Act was signed into law, imposing a new 4.3 cents per gallon tax on commercial aviation jet fuel for use in domestic operations. The new tax will become effective October 1, 1995, and is scheduled to continue until October 1, 1998. American estimates the resulting annual increase in fuel taxes will be approximately $90 million.

     Since the Company cannot currently generate sufficient returns to justify investment in new aircraft, capital expenditures will continue to fall. For 1995, the Company plans capital spending of approximately $1 billion, and by 1996 planned capital spending for the Information Services Group will be approximately equal to planned spending for the airline, each at about $300 million. As a result of the decreased capital spending, the Company expects to generate positive cash flow in 1995.

INFORMATION SERVICES GROUP During 1994, The SABRE Group implemented a new business strategy that will narrow its focus and capitalize on its strengths in travel and transportation information systems and decision support.

     Following STIN's expansion in Europe, Latin American and Mexico and the introduction of SABRE into India in 1994, it will focus on continued international growth of the SABRE computer reservation system in 1995. In addition, The SABRE Group will continue to develop and market an expanding array of information systems products and services to a growing list of customers throughout the world.

     The SABRE Group was instrumental in successfully implementing the Company's long-term services agreement with Canadian Airlines International. That agreement is expected to generate average revenues for AMR of more than $100 million a year in each of the next 20 years, beginning in 1995. The majority of the revenues relate to services provided by the Information Services Group.

ITEM 8.      CONSOLIDATED FINANCIAL STATEMENTS

                                                                                Page
                                                                                ----
Report of Independent Auditors                                                   18

Consolidated Statement of Operations                                             19

Consolidated Balance Sheet                                                       20

Consolidated Statement of Cash Flows                                             22

Consolidated Statement of Stockholder's Equity                                   23

Notes to Consolidated Financial Statements                                       24

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
American Airlines, Inc.


     We have audited the accompanying consolidated balance sheets of American Airlines, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedules listed in Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Airlines, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     As discussed in Notes 7 and 8 to the consolidated financial statements, effective January 1, 1992, the Company changed its method of accounting for income taxes and postretirement benefits other than pensions.




                                        ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
February 13, 1995

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions)
- --------------------------------------------------------------------------------

                                                                                Year Ended December 31,
                                                                    -------------------------------------------------
                                                                      1994                 1993                 1992
                                                                    -------              -------              -------
REVENUES
 Air Transportation Group:
  Passenger                                                         $12,826              $12,900              $11,895
  Cargo                                                                 648                  637                  577
  Other                                                                 634                  527                  501
                                                                    -------              -------              -------
                                                                     14,108               14,064               12,973

 Information Services Group                                           1,268                1,167                1,088
 Less:  Intergroup revenues                                            (539)                (494)                (480)
                                                                    -------              -------              -------
  Total operating revenues                                           14,837               14,737               13,581
                                                                    -------              -------              -------

EXPENSES
 Wages, salaries and benefits                                         5,038                4,927                4,690
 Aircraft fuel                                                        1,556                1,818                1,862
 Commissions to agents                                                1,273                1,393                1,263
 Depreciation and amortization                                        1,138                1,115                  958
 Other rentals and landing fees                                         780                  787                  764
 Food service                                                           663                  693                  690
 Aircraft rentals                                                       620                  639                  631
 Maintenance materials and repairs                                      438                  542                  595
 Other operating expenses                                             2,143                2,259                2,205
 Restructuring costs                                                    276                    -                    -
                                                                    -------              -------              -------
  Total operating expenses                                           13,925               14,173               13,658
                                                                    -------              -------              -------
OPERATING INCOME (LOSS)                                                 912                  564                  (77)

OTHER INCOME (EXPENSE)
 Interest income                                                         13                    5                   13
 Interest expense                                                      (457)                (408)                (386)
 Interest capitalized                                                    21                   49                   98
 Miscellaneous - net                                                    (47)                (136)                 (44)
                                                                    -------              -------              -------
                                                                       (470)                (490)                (319)
                                                                    -------              -------              -------

INCOME (LOSS) BEFORE INCOME TAXES AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGES                                442                   74                 (396)
Income tax provision (benefit)                                          174                   51                 (122)
                                                                    -------              -------              -------
INCOME (LOSS) BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGES                                           268                   23                 (274)
CUMULATIVE EFFECT OF ACCOUNTING CHANGES:
 Postretirement benefits other than
  pensions, net of tax benefit                                            -                    -                 (593)
 Income taxes                                                             -                    -                  132
                                                                    -------              -------              -------

NET EARNINGS (LOSS)                                                 $   268              $    23              $  (735)
                                                                    =======              =======              =======

- --------------------------------------------------------------------------------
 The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEET
(in millions)
- --------------------------------------------------------------------------------

                                                                                                December 31,
                                                                                        -----------------------------
                                                                                         1994                  1993
                                                                                        -------               -------
ASSETS

CURRENT ASSETS
 Cash                                                                                   $    13               $    55
 Short-term investments of affiliates                                                       744                   514
 Receivables, less allowance for uncollectible
  accounts (1994 - $14; 1993 - $26)                                                         877                   731
 Receivables from affiliates                                                                493                   223
 Inventories, less allowance for obsolescence
   (1994 - $171; 1993 - $162)                                                               590                   606
 Deferred income taxes                                                                      270                   269
 Other current assets                                                                       115                   130
                                                                                        -------               -------
  Total current assets                                                                    3,102                 2,528

EQUIPMENT AND PROPERTY
 Flight equipment, at cost                                                               12,417                12,142
 Less accumulated depreciation                                                            3,285                 2,950
                                                                                        -------               -------
                                                                                          9,132                 9,192
 Purchase deposits for flight equipment                                                     105                   313
                                                                                        -------               -------
                                                                                          9,237                 9,505

 Other equipment and property, at cost                                                    3,765                 3,713
 Less accumulated depreciation                                                            1,899                 1,749
                                                                                        -------               -------
                                                                                          1,866                 1,964
                                                                                        -------               -------
                                                                                         11,103                11,469

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
 Flight equipment                                                                         2,098                 1,822
 Other equipment and property                                                               267                   245
                                                                                        -------               -------
                                                                                          2,365                 2,067
 Less accumulated amortization                                                              823                   707
                                                                                        -------               -------
                                                                                          1,542                 1,360

OTHER ASSETS
 Route acquisition costs, less accumulated amortization
  (1994 - $124; 1993 - $95)                                                               1,032                 1,061
 Airport operating and gate lease rights, less accumulated amortization
  (1994 - $72; 1993 - $56)                                                                  337                   356
 Prepaid pension cost                                                                        99                   398
 Other                                                                                      601                   577
                                                                                        -------               -------
                                                                                          2,069                 2,392
                                                                                        -------               -------

TOTAL ASSETS                                                                            $17,816               $17,749
                                                                                        =======               =======

- --------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEET
(in millions, except shares and par value)
- --------------------------------------------------------------------------------

                                                                                                December 31,
                                                                                        ----------------------------
                                                                                         1994                 1993
                                                                                        -------              -------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
 Accounts payable                                                                       $   831              $   857
 Payables to affiliates                                                                     759                  479
 Accrued salaries and wages                                                                 581                  467
 Accrued liabilities                                                                        853                  814
 Air traffic liability                                                                    1,473                1,461
 Current maturities of long-term debt                                                        49                   70
 Current obligations under capital leases                                                   110                   92
                                                                                        -------              -------
  Total current liabilities                                                               4,656                4,240

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                   1,518                1,453

LONG-TERM DEBT DUE TO PARENT                                                              3,196                4,045

OBLIGATIONS UNDER CAPITAL LEASES,
 LESS CURRENT OBLIGATIONS                                                                 1,964                1,792

OTHER LIABILITIES AND CREDITS
 Deferred income taxes                                                                      268                  338
 Deferred gains                                                                             732                  784
 Postretirement benefits                                                                  1,247                1,085
 Other liabilities and deferred credits                                                   1,002                  844
                                                                                        -------              -------
                                                                                          3,249                3,051

COMMITMENTS, LEASES AND CONTINGENCIES

STOCKHOLDER'S EQUITY
 Common stock - $1 par value;
  1,000 shares authorized, issued and outstanding                                             -                    -
 Additional paid-in capital                                                               1,699                1,699
 Minimum pension liability adjustment                                                      (199)                   -
 Retained earnings                                                                        1,733                1,469
                                                                                        -------              -------
                                                                                          3,233                3,168
                                                                                        -------              -------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $17,816              $17,749
                                                                                        =======              =======

- --------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
- --------------------------------------------------------------------------------
(in millions)

                                                                                 Year Ended December 31,
                                                                     -------------------------------------------------
                                                                      1994                 1993                  1992
                                                                     ------               -------              -------
CASH FLOW FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                                 $  268               $    23              $  (735)
 Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                      1,138                 1,115                  958
   Deferred income taxes                                                 51                    (4)                 (26)
   Provision for restructuring costs                                    276                     -                    -
   Provisions for losses                                                  -                   125                    -
   Cumulative effect of accounting changes                                -                     -                  461
   Change in assets and liabilities:
    Decrease (increase) in receivables                                 (416)                  101                 (126)
    Increase in inventories                                             (12)                   (6)                 (72)
    Increase (decrease) in accounts payable
     and accrued liabilities                                             10                    (6)                 (21)
    Increase (decrease) in payables to affiliates                        42                   (60)                   1
    Increase (decrease) in air traffic liability                         13                   (64)                 366
   Other, net                                                            93                    78                   37
                                                                     ------               -------              -------
    Net cash provided by operating activities                         1,463                 1,302                  843

CASH FLOW FROM INVESTING ACTIVITIES:
 Capital expenditures                                                  (899)               (1,873)              (3,157)
 Net decrease (increase) in short-term investments                     (238)                  287                  334
 Funds transferred from (to) affiliates for investment, net             238                  (287)                (334)
 Other, net                                                              36                    35                   (2)
                                                                     ------               -------              -------
  Net cash used for investing activities                               (863)               (1,838)              (3,159)


CASH FLOW FROM FINANCING ACTIVITIES:
 Proceeds from:
  Issuance of long-term debt                                            130                   330                  684
  Sale-leaseback transactions                                           280                     -                  610
 Net short-term borrowings (repayments)
  with maturities of 90 days or less                                      -                  (350)                  18
 Other short-term borrowings                                            200                     -                  104
 Payments on other short-term borrowings                               (200)                  (30)                (153)
 Payments on long-term debt and capital lease obligations              (206)                 (294)                (282)
 Funds transferred from (to) affiliates, net                           (849)                  809                1,286
 Other, net                                                               3                    81                    7
                                                                     ------               -------              -------
  Net cash provided by (used for) financing activities                 (642)                  546                2,274
                                                                     ------               -------              -------

Net increase (decrease) in cash                                         (42)                   10                  (42)
Cash at beginning of year                                                55                    45                   87
                                                                     ------               -------              -------

Cash at end of year                                                  $   13               $    55              $    45
                                                                     ======               =======              =======

- --------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(in millions)
- --------------------------------------------------------------------------------

                                                                              Minimum
                                                          Additional          Pension
                                           Common          Paid-in           Liability         Retained
                                           Stock           Capital          Adjustment         Earnings            Total
                                           ------         ----------        ----------         --------            ------
Balance at January 1, 1992                 $    -            $1,699             $   -            $2,173            $3,872
Net loss                                        -                 -                 -              (735)             (735)
Other                                           -                 -                 -                10                10
                                           ------            ------             -----            ------            ------

Balance at December 31, 1992                    -             1,699                 -             1,448             3,147
Net earnings                                    -                 -                 -                23                23
Other                                           -                 -                 -                (2)               (2)
                                           ------            ------             -----            ------            ------

Balance at December 31, 1993                    -             1,699                 -             1,469             3,168
Net earnings                                    -                 -                 -               268               268
Adjustment for minimum
  pension liability                             -                 -              (199)                -              (199)
Other                                           -                 -                 -                (4)               (4)
                                           ------            ------             -----            ------            ------

Balance at December 31, 1994               $    -            $1,699             $(199)           $1,733            $3,233
                                           ======            ======             =====            ======            ======

- --------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.   SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION   American Airlines, Inc. (American or the Company) is a
wholly-owned subsidiary of AMR Corporation (AMR). The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the 1994 presentation.

TRANSACTIONS WITH AFFILIATES   Transactions with affiliates are on a basis
determined by the parties.

     American invests funds of affiliates in a combined short-term investment portfolio and passes through interest income on such funds at the average rate earned on the portfolio. To the extent funds transferred to American exceed the invested portfolio, such amounts are converted to Long-Term Debt due to Parent under a subordinated note agreement with AMR. To the extent American invests its excess cash flows in the short-term investment portfolio, Long-Term Debt due to Parent is reduced with a corresponding increase in Payables to Affiliates. The subordinated promissory note bears interest based on the weighted-average rate on AMR's long-term debt and preferred stock (8.2 percent at December 31, 1994). The interest rate is reset every six months. The note is due September 30, 2004, unless extended. American may prepay the note without penalty at any time. Under the provisions of such note agreements, approximately $2.94 billion and $3.86 billion was included in Long-Term Debt due to Parent as of December 31, 1994 and 1993, respectively.

     Payables to Affiliates includes approximately $744 million and $514 million at December 31, 1994 and 1993, respectively, representing funds of affiliates transferred to American for investment and invested in the portfolio.

     Interest paid to affiliates in addition to interest income passed through on invested funds was approximately $187 million, $132 million and $106 million for the years ended December 31, 1994, 1993 and 1992, respectively.

     Interest expense includes $17 million for the year ended December 31, 1994 and $16 million for the years ended December 31, 1993 and 1992, relating to debentures held by AMR calculated at a 9.03 percent effective interest rate.

     American paid affiliates $140 million, $138 million and $110 million in 1994, 1993 and 1992, respectively, for ground handling services provided at selected airports, data processing services, consulting services and investment management and advisory services with respect to short-term investments and the assets of its retirement benefit plans.

     American issues tickets for flights on its American Eagle affiliate regional carriers, owned by AMR Eagle, Inc a subsidiary of AMR. As a result, the revenue collected for such tickets is prorated between American and the AMR Eagle carriers based on the segments flown by the respective carriers. In addition, in 1994, 1993 and 1992, American paid fees of $174 million, $261 million and $213 million, respectively, included in Other Operating Expenses, to AMR Eagle primarily for passengers connecting with American flights.

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

EQUIPMENT AND PROPERTY   The provision for depreciation of operating equipment
and property is computed on the straight- line method applied to each unit of property, except that spare assemblies are depreciated on a group basis. The depreciable lives and residual values used for the principal depreciable asset classifications are:

                                                                                                   Residual
                                                                Depreciable Life                     Value
                                                                ----------------                   --------
Boeing 727-200                                          21 years(1)                                   5%
DC-10-10 and DC-10-30                                   December 31, 1999(2)                          5%
Other aircraft                                          20 years                                      5%
Major rotable parts, avionics and assemblies            Life of equipment to which                    10%
                                                        applicable
Improvements to leased flight equipment                 Term of lease                                None
Buildings and improvements (principally on              10-30 years or term of lease                 None
leased land)
Other equipment                                         3-20 years                                   None

     (1) In 1991, American changed the estimated useful lives of its Boeing 727-200 aircraft and engines from a common retirement date of December 31, 1994, to projected retirement dates by aircraft, which results in an average depreciable life of approximately 21 years.
     (2)  Approximate common retirement date.

        Equipment and property under capital leases are amortized over the term of the leases and such amortization is included in depreciation and amortization. Lease terms vary but are generally 10 to 20 years for aircraft and 7 to 40 years for other leased equipment and property.

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

FREQUENT FLYER PROGRAM   The estimated incremental cost of providing free travel
awards is accrued when such award levels are reached. American sells mileage credits to participating companies in its frequent flyer program. The portion of such revenues that relates to transportation is deferred and recognized over a period approximating the time transportation is provided.

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

DERIVATIVE FINANCIAL INSTRUMENTS   Market value gains or losses on foreign
currency exchange agreements are recognized and offset against foreign exchange gains or losses on the related existing assets or liabilities. Gains and losses on fuel swap agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Net settlements under interest rate swap agreements are reflected in interest expense on the accrual basis.

STATEMENT OF CASH FLOWS   Short-term investments, without regard to remaining
maturity at acquisition, are not considered as cash equivalents for purposes of the statement of cash flows.

2.   SHORT-TERM INVESTMENTS

     Short-term investments consisted of (in millions):

                                                                                  December 31,
                                                                            ----------------------
                                                                             1994            1993
                                                                            ------          ------
Overnight investments and time deposits                                     $  324          $    -
Corporate notes                                                                246             222
Federal and municipal government securities                                     35             150
Other debt securities                                                          139             142
                                                                            ------          ------

                                                                            $  744          $  514
                                                                            ======          ======

     The fair value of short-term investments at December 31, 1994, by contractual maturity was (in millions):

Due in one year or less                                                     $ 488
Due after one year through three years                                        121
Due after three years                                                         135
                                                                            -----
                                                                            $ 744
                                                                            =====

     All short-term investments were classified as available-for-sale and stated at fair value.

3.   COMMITMENTS AND CONTINGENCIES

     The Company has on order 14 jet aircraft -- ten Boeing 757-200s and four Boeing 767-300ERs -- scheduled for delivery through 1996. Deposits of $105 million have been made toward the purchase of these aircraft. Future payments, including estimated amounts for price escalation through anticipated delivery dates for these aircraft and related equipment will be approximately $450 million in 1995 and $150 million in 1996, a portion of which is payable in foreign currencies.

     In addition to these commitments for aircraft, the Company has authorized expenditures of approximately $350 million for aircraft modifications, renovations of, and additions to, airport and office facilities and various other equipment and assets. American expects to spend approximately $225 million of this amount in 1995.

     American has included an event risk covenant in approximately $2.9 billion of lease agreements. The covenant permits the holders of such instruments to receive a higher rate of return (between 50 and 700 basis points above the stated rate) if a designated event, as defined, should occur and the credit rating of the debt obligations underlying the lease agreements is downgraded below certain levels.

        In July 1991, American entered into a five-year agreement whereby American transfers, on a continuing basis and with recourse to the receivables, an undivided interest in a designated pool of receivables. Undivided interests in new receivables are transferred daily as collections reduce previously transferred receivables. At December 31, 1994 and 1993, receivables are presented net of approximately $112 million and $300 million, respectively, of such transferred receivables. American maintains an allowance for uncollectible receivables based upon expected collectibility of all receivables, including the receivables transferred.

        Special facility revenue bonds have been issued by certain municipalities, primarily to purchase equipment and improve airport facilities which are leased by American. In certain cases, the bond issue proceeds were loaned to American and are included in long-term debt. Certain bonds have rates that are periodically reset and are remarketed by various agents. In certain circumstances, American may be required to purchase up to $413 million of the special facility revenue bonds prior to maturity, in which case American has the right to resell the bonds or to use the bonds to offset its lease or debt obligations. American may borrow the purchase price of these bonds under standby letter-of- credit agreements. At American's option, these letters of credit are secured by funds held by bond trustees and by approximately $421 million of short-term investments.

4.      LEASES

        American leases various types of equipment and property, including aircraft, passenger terminals, equipment and various other facilities. The future minimum lease payments required under capital leases, together with the present value of net minimum lease payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1994, were (in millions):

                                                                          Capital          Operating
Year Ending December 31,                                                   Leases           Leases
                                                                          -------          ---------
1995                                                                      $   228          $    887
1996                                                                          254               883
1997                                                                          236               884
1998                                                                          231               902
1999                                                                          226               889
2000 and subsequent                                                         2,148            15,321
                                                                          -------          --------

                                                                            3,323 (1)      $ 19,766 (2)
                                                                                           ========

Less amount representing interest                                           1,249
                                                                          -------

Present value of net minimum lease payments                               $ 2,074
                                                                          =======

     (1) Future minimum payments required under capital leases include $390 million and $216 million guaranteed by AMR and American, respectively, relating to special facility revenue bonds issued by municipalities.
     (2) Future minimum payments required under operating leases include $6.3 billion guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

        At December 31, 1994, the Company had 216 jet aircraft under operating leases and 82 jet aircraft under capital leases.

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

     Rent expense, excluding landing fees, was $1.2 billion for each of the years ended December 31, 1994 and 1993, and $1.1 billion for the year ended December 31, 1992.

5.   INDEBTEDNESS

     Long-term debt (excluding amounts maturing within one year) consisted of (in millions):

                                                                                  December 31,
                                                                            ----------------------
                                                                             1994            1993
                                                                            ------          ------
6.08% - 9.60% notes due through 2021                                        $  686          $  697
Variable rate indebtedness due through 2024
(4.88% - 6.94% at December 31, 1994)                                           578             492
7.10% - 9.25% bonds due through 2031                                           181             181
Other                                                                           73              83
                                                                            ------          ------

Long-term debt, less current maturities                                     $1,518          $1,453
                                                                            ======          ======

     Maturities of long-term debt (including sinking fund requirements) for the next five years are: 1995 - $49 million; 1996 - $56 million; 1997 - $53 million; 1998 - $59 million; 1999 - $55 million.

     Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $1.5 billion.

     American has a $410 million short-term credit facility agreement which expires in 1995 and a $750 million credit facility expiring in 1997. American also had a $335 million multiple option facility which American terminated in January 1995. Interest on borrowings under these agreements is calculated at floating rates based upon the London Interbank Offered Rate (LIBOR). As of February 13, 1995, no borrowings were outstanding and approximately $1.16 billion was available under these facilities.

     American's debt and credit facility agreements contain certain restrictive covenants, including a cash flow coverage test, a minimum net worth requirement and limitations on indebtedness and the declaration of dividends on shares of its capital stock. At December 31, 1994, under the most restrictive provisions of those agreements, approximately $629 million of American's retained earnings were available for payment of cash dividends to AMR.

6.      FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

        As part of the Company's risk management program, American uses a variety of financial instruments, including interest rate swaps, fuel swaps and collars and currency exchange agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

        NOTIONAL AMOUNTS AND CREDIT EXPOSURES OF DERIVATIVES

        The notional amounts of derivative financial instruments summarized in the tables which follow do not represent amounts exchanged between the parties and, therefore, are not a measure of the Company's exposure resulting from its use of derivatives. The amounts exchanged are calculated based on the notional amounts and other terms of the instruments, which relate to interest rates, exchange rates or other indices.

        The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with the majority of its counterparties which may require the Company or the counterparty to post collateral in certain situations. As of December 31, 1994, no collateral was required under these agreements.

        INTEREST RATE RISK MANAGEMENT

        American enters into interest rate swap contracts to effectively convert a portion of its fixed-rate obligations to floating-rate obligations. Under the contracts, American agrees with other parties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on a notional principal amount. Because American's operating results tend to be better in economic cycles with relatively high interest rates and its capital investments tend to be financed with long-term fixed-rate instruments, interest rate swaps in which American pays the floating rate and receives the fixed rate are used to reduce the impact of economic cycles on American's net income.

        The following table indicates the notional amounts and fair values of the Company's interest rate swap agreements (in millions):

                                                            December 31,
                                        --------------------------------------------------
                                                   1994                       1993
                                        ------------------------    ----------------------
                                        Notional                    Notional
                                         Amount       Fair Value     Amount     Fair Value
                                        --------      ----------    --------    ----------
Interest rate swap agreements           $  1,980       $ (174)      $ 1,405       $   (6)

        The fair values represent the amount the Company would have to pay to terminate the agreements at December 31, 1994 and 1993, respectively. The rise in interest rates during 1994 resulted in a decrease in the market value of the Company's fixed-rate debt obligations in excess of the decrease in the value of the interest rate swap agreements.

        At December 31, 1994, the weighted average remaining duration of the interest rate swap agreements in effect was 4.6 years. The weighted average floating rates and fixed rates on the contracts outstanding were:

                                                        December 31,
                                                ---------------------------
                                                 1994                 1993
                                                ------               ------
Average floating rate                           5.720%               3.415%
Average fixed rate                              5.207%               4.985%

     Floating rates are primarily based on LIBOR and may change significantly, affecting future cash flows. The net impact of the interest rate swap program on interest expense was a decrease of $14 million and $6 million in 1994 and 1993, respectively. The impact on the Company's weighted-average borrowing rate for the periods presented is immaterial.

     FUEL PRICE RISK MANAGEMENT

     American enters into fuel swap contracts to protect against increases in jet fuel prices. Under the agreements, American receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. At December 31, 1994, American had agreements with broker-dealers to exchange payments on approximately 378 million gallons of fuel products which represents approximately 14 percent of its expected 1995 fuel needs. The Company does not expect the fuel price hedging program to have a material effect on liquidity. The fair value of the Company's fuel swap agreements at December 31, 1994, representing the amount the Company would receive to terminate the agreements, was immaterial.

     FOREIGN EXCHANGE RISK MANAGEMENT

     To hedge against the risk of future currency exchange rate fluctuations on certain debt and lease obligations and related interest payable in foreign currencies, the Company has entered into various foreign currency exchange agreements. Changes in the value of the agreements due to exchange rate fluctuations are offset by changes in the value of the foreign currency denominated debt and lease obligations translated at the current rate. The net fair values of the Company's currency exchange agreements, representing the amount American would receive to terminate the agreements, were:

                                                                       December 31,
                                          -------------------------------------------------------------------
                                                        1994                                1993
                                          ------------------------------        -----------------------------
                                          Notional          Fair Value          Notional          Fair Value
                                           Amount          (in millions)         Amount         (in millions)
                                          --------         -------------        --------        -------------
Japanese Yen                           25.6 billion            $  41          20.3 billion          $  18

     The exchange rates on the Japanese Yen agreements range from 66.50 to
137.26 Yen per U.S. dollar.

     At the present time, the Company has no significant unhedged exposure to foreign currency denominated assets and liabilities.

        FAIR VALUES OF FINANCIAL INSTRUMENTS

        The fair values of the Company's long-term debt were estimated using quoted market prices, where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and fair values of the Company's long-term debt, including current maturities, were (in millions):

                                                            December 31,
                                        -------------------------------------------------
                                                  1994                       1993
                                        ---------------------       ---------------------
                                       Carrying         Fair        Carrying        Fair
                                         Value         Value          Value        Value
                                       --------       -------       --------      -------
Long-term debt due to Parent            $ 3,196       $ 2,917       $ 4,045       $ 3,722
6.08% - 9.60% notes                         698           641           706           766
Variable rate indebtedness                  606           605           507           507
7.10% - 9.25% bonds                         181           187           181           197
Other                                        82            69           129           119
                                        -------        ------       -------       -------
                                        $ 4,763       $ 4,419       $ 5,568       $ 5,311
                                        =======       =======       =======       =======

7.      INCOME TAXES

        American, as a wholly-owned subsidiary, is included in AMR's consolidated tax return. American's provision (benefit) for income taxes has been computed on the basis that American files separate consolidated income tax returns with its subsidiaries.

        The significant components of the income tax provision (benefit) were (in millions):


                                                                           Year Ended December 31,
                                                              ----------------------------------------------
                                                              1994                  1993                1992
                                                              ----                  ----                ----
Current                                                       $123                 $  55                $ (96)
Deferred                                                        96                   204                  195
Benefit of operating loss carryforwards                        (45)                 (208)                (221)
                                                              ----                 -----                -----

                                                              $174                 $  51                $(122)
                                                              ====                 =====                =====

        The income tax provision (benefit) includes a federal income tax provision of $146 million and $43 million for the years ended December 31, 1994 and 1993, respectively, and a federal income tax benefit of $114 million for the year ended December 31, 1992.

        In addition, a deferred tax benefit of $120 million was recognized for the adjustment to the minimum pension liability in the year ended December 31, 1994.

        Effective January 1, 1992, AMR adopted Statement of Financial
Accounting Standards No. 109, "Accounting for Income Taxes," (FAS 109), changing its method of accounting for income taxes. American was required to simultaneously adopt the methodology used in FAS 109 in accordance with its tax sharing agreement with AMR. As permitted under the new rules, prior years' financial statements have not been restated to reflect the change in accounting method. The cumulative effect of adopting FAS 109 decreased the net loss for the year ended December 31, 1992, by $132 million.

     A deferred tax benefit of $320 million was recognized in the year ended December 31, 1992, upon adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" (FAS 106).

     The income tax provision (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

                                                                          Year Ended December 31,
                                                              ----------------------------------------------
                                                              1994                 1993                 1992
                                                              ----                 ----                 ----
Statutory income tax benefit                                  $155                  $26                $(135)
Meal expense                                                    19                    8                    7
State income tax provision (benefit), net                       13                    3                   (8)
Valuation allowance                                              3                   (1)                   8
Effect of rate change on deferred taxes                          -                   10                    -
Foreign tax credit carryforwards                                 -                    -                   (8)
Other, net                                                     (16)                   5                   14
                                                              ----                  ---                -----

Income tax provision (benefit)                                $174                  $51                $(122)
                                                              ====                  ===                =====

     The components of American's deferred tax assets and liabilities were (in millions):

                                                                                     December 31,
                                                                             ----------------------------
                                                                              1994                 1993
                                                                             -------              -------
Deferred tax assets:
Postretirement benefits other than pensions                                  $   436              $   379
Gains from lease transactions                                                    267                  285
Alternative minimum tax credit carryforwards                                     456                  337
Operating loss carryforwards                                                     474                  429
Other                                                                            588                  529
Valuation allowance                                                              (10)                  (7)
                                                                             -------              -------
Total deferred tax assets                                                      2,211                1,952
                                                                             -------              -------

Deferred tax liabilities:
Accelerated depreciation and amortization                                     (2,013)              (1,697)

Pensions                                                                          (5)                (140)
Other                                                                           (191)                (184)
                                                                             -------              -------
Total deferred tax liabilities                                                (2,209)              (2,021)
                                                                             -------              -------

Net deferred tax asset (liability)                                           $     2              $   (69)
                                                                             =======              =======

     At December 31, 1994, American had available for federal income tax purposes approximately $456 million of alternative minimum tax credit carryforwards available for an indefinite period, and approximately $1.35 billion of net operating loss carryforwards for regular tax purposes, which expire as follows: 2007 - $640 million, 2008 - $572 million and 2009 - $142 million.

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

        Total costs for all pension plans were (in millions):

                                                                           Year Ended December 31,
                                                             ------------------------------------------------
                                                             1994                  1993                  1992
                                                             -----                 -----                -----
Defined benefit plans:
  Service cost - benefits earned during
    the period                                               $ 201                 $ 167                $ 152
  Interest cost on projected benefit obligation                292                   285                  268
  Loss (return) on assets                                      232                  (638)                (229)
  Net amortization and deferral                               (541)                  356                  (52)
                                                             -----                 -----                -----

  Net periodic pension cost for defined
    benefit plans                                              184                   170                  139
Defined contribution plans                                     119                   118                  108
Early retirement programs(1)                                   154                     -                    -
                                                             -----                 -----                -----

Total                                                        $ 457                 $ 288                $ 247
                                                             =====                 =====                =====

     (1) In late 1994, American offered early retirement programs to select groups of employees as a part of its restructuring efforts. In accordance with FAS 88, American recognized additional pension expense of $154 million associated with these programs. Of this amount, $120 million was for special termination benefits and $34 million was for the actuarial loss resulting from the early retirements.

     The funded status and actuarial present value of benefit obligations of the defined benefit plans were (in millions):

                                                                     December 31,
                                       ------------------------------------------------------------------------
                                                      1994                                    1993
                                       ---------------------------------        -------------------------------
                                       Plans with           Plans with          Plans with         Plans with
                                        Assets in          Accumulated          Assets in          Accumulated
                                        Excess of            Benefit            Excess of             Benefit
                                       Accumulated        Obligation in        Accumulated        Obligation in
                                         Benefit            Excess of            Benefit            Excess of
                                       Obligation             Assets            Obligation            Assets
                                       -----------        -------------        -----------        -------------
Vested benefit obligation                 $1,063              $2,118              $3,100               $  42
                                          ======              ======              ======               =====

Accumulated benefit obligation            $1,113              $2,175              $3,239               $  44
Effect of projected future
 salary increases                            251                 308                 703                  18
                                          ------              ------              ------               -----
Projected benefit obligation               1,364               2,483               3,942                  62
                                          ------              ------              ------               -----

Plan assets at fair value                  1,161               2,144               3,542                   8

Plan assets less than projected
 benefit obligation                         (203)               (339)               (400)                (54)

Unrecognized net loss                        223                 719                 946                  22
Unrecognized prior service cost
  (benefit)                                   47                 (46)                (42)                  7
Unrecognized transition asset                (14)                (44)                (69)                 (1)
Adjustment to record minimum
 pension liability                             -                (329)                  -                 (11)
                                          ------              ------              ------               -----

Prepaid (accrued) pension
cost(1)                                   $   53              $  (39)             $  435               $ (37)
                                          ======              ======              ======               =====

(1) American's funding policy is to make contributions equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

     Plan assets consist primarily of government and corporate debt securities, marketable equity securities, and money market fund and mutual fund shares, of which approximately $141 million and $99 million of plan assets at December 31, 1994 and 1993, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

     The projected benefit obligation was calculated using weighted average discount rates of 8.75%, 7.50%, and 9.00% at December 31, 1994, 1993 and 1992,
respectively; rates of increase for compensation of 4.40% at December 31, 1994 and 1993, and 4.90% at December 31, 1992; and the 1983 Group Annuity Mortality Table. The weighted average expected long- term rate of return on assets was 9.50% in 1994 and 10.50% in 1993 and 11.25% in 1992. The vested benefit obligation and plan assets at fair value at December 31, 1994, for plans whose benefits are guaranteed by the Pension Benefit Guaranty Corporation were $3.2 billion and $3.3 billion, respectively.

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

        Certain employee groups make contributions toward funding a portion of their retiree health care benefits during their working lives. American funds benefits as incurred and began, effective January 1993, to match employee prefunding.

        Effective January 1, 1992, American adopted FAS 106, changing the method of accounting for these benefits. Prior to 1992, other postretirement benefit expense was recognized by expensing health care claims incurred and annual life insurance premiums. The cumulative effect of adopting FAS 106 as of January 1, 1992, was a charge of $913 million ($593 million after tax).

        Net other postretirement benefit cost was (in millions):

                                                                              Year Ended December 31,
                                                                     ----------------------------------------
                                                                     1994              1993              1992
                                                                     ----              ----              ----
Service cost - benefits earned during the period                     $ 62              $ 47              $ 42
Interest cost on accumulated other postretirement
benefit obligation                                                     86                86                83
Return on assets                                                       (1)                                  -
Net amortization and deferral                                          (4)               (4)                -
                                                                     ----              ----              ----

Net other postretirement benefit cost                                $143              $129              $125
                                                                     ====              ====              ====

        In addition to net other postretirement benefit cost, in late 1994, AMR offered early retirement programs to select groups of employees as part of its restructuring efforts. In accordance with FAS 106, American recognized additional other postretirement benefit expense of $71 million associated with these programs. Of this amount, $43 million was for special termination benefits and $28 million was for the net actuarial loss resulting from the early retirements.

        The funded status of the plan, reconciled to the accrued other postretirement benefit cost recognized in American's balance sheet, was (in millions):

                                                                                           December 31,
                                                                                  ---------------------------
                                                                                   1994                 1993
                                                                                  ------               ------
Retirees                                                                          $  542               $  381
Fully eligible active plan participants                                              207                  306
Other active plan participants                                                       422                  518
                                                                                  ------               ------
Accumulated other postretirement benefit obligation                                1,171                1,205
Plan assets at fair value                                                             14                    7
                                                                                  ------               ------
Accumulated other postretirement benefit obligation
in excess of plan assets                                                           1,157                1,198
Unrecognized net loss                                                                  -                 (207)
Unrecognized prior service benefit                                                    90                   95
                                                                                  ------               ------

Accrued other postretirement benefit cost                                         $1,247               $1,085
                                                                                  ======               ======

        Plan assets consist primarily of shares of a mutual fund managed by a subsidiary of AMR.

        For 1994, future benefit costs were estimated assuming per capita cost of covered medical benefits would increase at a 9 percent annual rate, decreasing gradually to a 4 percent annual growth rate in 2000 and thereafter. A 1 percent increase in this annual trend rate would have increased the accumulated other postretirement benefit obligation at December 31, 1994, by approximately $100 million and 1994 other postretirement benefit cost by approximately $19 million. In 1993, future benefit costs were estimated assuming per capita cost of covered medical benefits would increase at an 11 percent annual rate, decreasing gradually to a 4 percent annual growth rate in 2000 and thereafter. The weighted average discount rate used in estimating the accumulated other postretirement benefit obligation was 8.75% and 7.50% at December 31, 1994 and 1993, respectively.

9.   RESTRUCTURING COSTS

     In 1994, the Company recorded $276 million for restructuring costs which included (in millions):

Special termination benefits:
  Pension                                                                   $ 120
  Other postretirement benefits                                                43
Actuarial losses:
  Pension                                                                      34
  Other postretirement benefits                                                28
                                                                            -----
Total cost of early retirement programs                                       225
Other severance                                                                28
Other                                                                          23
                                                                            -----

                                                                            $ 276
                                                                            =====

     Approximately 1,700 agents and 600 management employees elected early retirement under programs offered to select groups of employees and will leave the Company's workforce during 1995. Cash payments associated with the early retirement programs will be expended as required for funding the appropriate pension and other postretirement benefit plans in future years.

     The $28 million severance provision is for additional workforce reductions affecting approximately 2,300 agent and management personnel as a result of scheduled service reductions and improved administrative efficiencies. Cash outlays for severance payments are expected to occur substantially during 1995.

     The remaining $23 million included in the restructuring costs represents provisions for excess leased facilities and other restructuring activities. Cash outlays of approximately $18 million are expected to occur over the remaining lease terms.

10.  REVENUE AND OTHER EXPENSE ITEMS

     During 1994, the Company changed its estimate of the usage patterns of miles awarded by participating companies in American's AAdvantage frequent flyer program. The positive impact of the change in estimate on passenger revenues for 1994 was $59 million. Passenger revenues for 1993 include a $115 million positive adjustment resulting from a change in estimate relating to certain earned passenger revenues.

     Miscellaneous - net in 1993 includes a $125 million charge related to the retirement of certain McDonnell Douglas DC-10 aircraft.

11.  FOREIGN OPERATIONS

     American conducts operations in various foreign countries. American's operating revenues from foreign operations were (in millions):

                                                                 Year Ended December 31,
                                                      ------------------------------------------
                                                        1994             1993              1992
                                                      --------          -------          -------
Latin America                                         $  2,134          $ 1,888          $ 1,644
Europe                                                   1,839            1,659            1,692
Pacific                                                    347              362              343
                                                      --------          -------          -------

Foreign operating revenues                            $  4,320          $ 3,909          $ 3,679
                                                      ========          =======          =======

 12.    SEGMENT INFORMATION

        American's operations fall within two industry segments: the Air Transportation Group and the Information Services Group. For a description of each of these groups, refer to Business on page 1.

        The following table presents selected financial data by industry segment (in millions):

                                                                          Year Ended December 31,
                                                            -----------------------------------------------
                                                            1994                  1993                 1992
                                                            ----                  ----                 ----
Air Transportation Group:
 Revenues                                                  $14,108               $14,064              $12,973
 Operating profit (loss)                                       570                   307                 (320)
 Depreciation and amortization                                 966                   949                  797
 Capital expenditures, including route
  acquisition costs                                            731                 1,704                3,070
 Identifiable assets                                        17,073                17,024               16,724

Information Services Group:
 Revenues                                                  $ 1,268               $ 1,167              $ 1,088
 Operating profit                                              342                   257                  243
 Depreciation and amortization                                 172                   166                  161
 Capital expenditures                                          168                   169                  123
 Identifiable assets                                           473                   446                  436

        Identifiable assets are gross assets used by a business segment, including an allocated portion of assets used jointly by more than one business segment. General corporate and other assets not allocated to business segments were $270 million, $279 million and $282 million at December 31, 1994, 1993 and 1992, respectively, and consist primarily of income tax assets.

        Intergroup revenues consist of revenues earned by the Information Services Group from the Air Transportation Group.

13.     SUPPLEMENTAL CASH FLOW INFORMATION

        Supplemental disclosures of cash flow information and non-cash activities (in millions):

                                                                           Year Ended December 31,
                                                              -----------------------------------------------
                                                              1994                 1993                  1992
                                                              ----                 ----                  ----
Cash payments (refunds) for:
 Interest (net of interest capitalized)                       $406                  $356                 $231
 Income taxes                                                   34                    (8)                 (10)

Financing activities not affecting cash:
 Capital lease obligations incurred                           $280                  $  -                 $264
 Installment promissory notes issued for assets                  -                     -                  162

14.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited summarized financial data by quarter for 1994 and 1993 (in millions):

                                         First                Second               Third                Fourth
                                        Quarter              Quarter              Quarter               Quarter
                                        -------              -------              -------               -------
   1994
Operating revenues                       $3,508               $3,763               $3,890               $3,676
Operating income (loss)                     104                  373                  471                  (36)
Net earnings (loss)                          (3)                 172                  220                 (121)

   1993
Operating revenues                       $3,563               $3,952               $3,912               $3,310
Operating income (loss)                      85                  328                  326                 (175)
Net earnings (loss)                          (6)                  67                  129                 (167)


     Results for the fourth quarter of 1994 include $276 million in restructuring costs, primarily representing the cost of early retirement programs and severance for Air Transportation Group employees. During the second quarter of 1994, the Company changed its estimate of the usage patterns of miles awarded by participating companies in American's AAdvantage frequent flyer program. The positive impact of the change in estimate on revenues for the second, third and fourth quarters of 1994 was $35 million, $14 million, and $10 million, as compared to the same quarters in 1993.

     Results for the second quarter of 1993 include a $115 million positive adjustment resulting from a change in estimate relating to certain earned passenger revenues. Results for the second quarter of 1993 also include a $125 million charge related to the retirement of certain McDonnell Douglas DC-10 aircraft. Results for the fourth quarter of 1993 reflect the adverse impact of a five-day strike by American's flight attendants as well as a $25 million charge for the cost of severance of certain employees.

ITEM 9.      DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
             DISCLOSURE

 None.


                                    PART III
- --------------------------------------------------------------------------------

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


                                    PART IV
- --------------------------------------------------------------------------------

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

                  EXHIBIT

                  3(a) Composite of the Certificate of Incorporation of American, incorporated by reference to Exhibit 3(a) to American's report on Form 10-K for the year ended December 31, 1982, file number 1- 2691.

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

           10(k) Description of informal arrangement relating to deferral of payment of directors' fees, incorporated by reference to Exhibit 10(c)(11) to American's Registration Statement No. 2- 76709.

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

              10(r) Acquisition Agreement, dated as of July 21, 1988, between American and the Boeing Company relative to the purchase of Boeing Model 757-223 aircraft, incorporated by reference to Exhibit 10(r) to American's report on Form 10-K for the year ended December 31, 1988, file number 1- 2691.

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

              10(u) Purchase Agreement, dated as of June 9, 1989, between American and Fokker Aircraft U. S. A., Inc. relative to the purchase of Fokker 100 aircraft, incorporated by reference to Exhibit 10(u) to American's report on Form 10-K for the year ended December 31, 1989, file number 1- 2691.

              10(v) Purchase Agreement, dated as of June 23, 1989, between American and the Boeing Company relative to the purchase of Boeing 767-323ER aircraft, incorporated by reference to Exhibit 10(v) to American's report on Form 10-K for the year ended December 31, 1989, file number 1-2691.

              10(w) Purchase Agreement, dated as of August 3, 1989, between American and the McDonnell Douglas Corporation relative to the purchase of MD-11 aircraft, incorporated by reference to Exhibit 10(w) to American's report on Form 10-K for the year ended December 31, 1989, file number 1- 2691.

              10(x) Amendment, dated as of August 3, 1989, to the Purchase Agreement in Exhibit 10(l) above, incorporated by reference to Exhibit 10(x) to American's report on Form 10-K for the year ended December 31, 1989, file number 1-2691.

              10(y) Purchase Agreement, dated as of October 25, 1989, between American and AVSA, S. A. R. L. relative to the purchase of Airbus A300-600R aircraft, incorporated by reference to Exhibit 10(y) to American's report on Form 10-K for the year ended December 31, 1989, file number 1- 2691.

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

           23 Consent of Independent Auditors appears on page 44 hereof.

           27           Financial Data Schedule


(b)  Reports on Form 8-K:

None.

                            AMERICAN AIRLINES, INC.
                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                   COVERED BY REPORT OF INDEPENDENT AUDITORS
                                  [ITEM 14(A)]

                                                                                                           Page
                                                                                                           ----
FINANCIAL STATEMENTS

Report of Independent Auditors                                                                                 18

Consolidated Statement of Operations for the Years Ended
December 31, 1994, 1993 and 1992                                                                               19

Consolidated Balance Sheet at December 31, 1994 and 1993                                                    20-21

Consolidated Statement of Cash Flows for the Years Ended
December 31, 1994, 1993 and 1992                                                                               22

Consolidated Statement of Stockholder's Equity for the Years Ended
December 31, 1994, 1993 and 1992                                                                               23

Notes to Consolidated Financial Statements                                                                  24-38

CONSOLIDATED SCHEDULES FOR THE YEARS ENDED
DECEMBER 31, 1994, 1993 AND 1992

Schedule II     Valuation and Qualifying Accounts and Reserves                                              45-47


 All other schedules are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present or not present in sufficient amounts.

                                                                      Exhibit 23


                        CONSENT OF INDEPENDENT AUDITORS



We consent to the incorporation by reference in Post Effective Amendment No. 2 to the Registration Statement (Form S-3 No. 33-42998) of American Airlines, Inc., and in the related Prospectuses, of our report dated February 13, 1995, with respect to the consolidated financial statements and schedules of American Airlines, Inc. included in this Annual Report (Form 10-K) for the year ended December 31, 1994.



                                                            ERNST & YOUNG LLP


Dallas, Texas
March 22, 1995

                            AMERICAN AIRLINES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   (DEDUCTED FROM ASSET TO WHICH APPLICABLE)
                          YEAR ENDED DECEMBER 31, 1994
                                 (IN MILLIONS)



                                                              CHARGED TO
                                                  ----------------------------------                                BALANCE
                                   BALANCE AT       OTHER       DEPREC.                   NET         SALES,           AT
                                   BEGINNING      OPERATING       AND                    WRITE-     RETIREMENTS      END OF
                                    OF YEAR       EXPENSES       AMORT.     MISC.-NET     OFF      AND TRANSFERS      YEAR
                                   --------       --------       ------     ---------     ---      -------------      ----
Allowance for
  uncollectible accounts              $  26        $   18         $  -       $   -       $  (30)        $   -        $  14


Allowance for
  obsolescence of inventories           162             -           28           -            -           (18)         171


Reserve for anticipated loss
  on fleet retirement                    50             -            -           4          (34)            -           20

                            AMERICAN AIRLINES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   (DEDUCTED FROM ASSET TO WHICH APPLICABLE)
                          YEAR ENDED DECEMBER 31, 1993
                                 (IN MILLIONS)



                                                              CHARGED TO
                                                  -----------------------------------                                BALANCE
                                   BALANCE AT       OTHER       DEPREC.                   NET         SALES,           AT
                                   BEGINNING      OPERATING       AND                    WRITE-     RETIREMENTS      END OF
                                    OF YEAR       EXPENSES       AMORT.     MISC.-NET     OFF      AND TRANSFERS      YEAR
                                   --------       --------       ------     ---------     ---      -------------      ----
Allowance for
  uncollectible accounts              $   28       $   19         $  -       $   -       $  (21)       $   -         $  26

Allowance for
  obsolescence of inventories            130            -           10           -            -           22           162

Reserve for anticipated loss
  on fleet retirement                     20            -            -         125          (83)         (12) (a)       50




(a) Transfer to Allowance for obsolescence of inventories.

                            AMERICAN AIRLINES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   (DEDUCTED FROM ASSET TO WHICH APPLICABLE)
                          YEAR ENDED DECEMBER 31, 1992
                                 (IN MILLIONS)



                                                              CHARGED TO
                                                  ----------------------------------                                BALANCE
                                   BALANCE AT       OTHER       DEPREC.                   NET         SALES,           AT
                                   BEGINNING      OPERATING       AND                    WRITE-     RETIREMENTS      END OF
                                    OF YEAR       EXPENSES       AMORT.     MISC.-NET     OFF      AND TRANSFERS      YEAR
                                   --------       --------       ------     ---------     ---      -------------      ----
Allowance for
  uncollectible accounts              $   27       $   19         $  -       $   -       $  (18)       $   -         $  28


Allowance for
  obsolescence of inventories            118            -           17           -           (5)           -           130


Reserve for anticipated loss
  on fleet retirement                     40            -            -          (7)         (13)           -            20

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

Date:March 15, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:

/s/  Howard P. Allen                          /s/  Dee J. Kelly
Howard P. Allen                               Dee J. Kelly


/s/  Edward A. Brennan                        /s/  William Lyon
Edward A. Brennan                             William Lyon


/s/  David L. Boren                           /s/  Ann D. McLaughlin
David L. Boren                                Ann D. McLaughlin


/s/  Armando M. Codina                        /s/  Charles H. Pistor, Jr.
Armando M. Codina                             Charles H. Pistor, Jr.


/s/  Christopher F. Edley                     /s/  Joe M. Rodgers
Christopher F. Edley                          Joe M. Rodgers


/s/  Charles T. Fisher, III                   /s/  Maurice Segall
Charles T. Fisher, III                        Maurice Segall


/s/  Earl G. Graves                           /s/  Eugene F. Williams, Jr.
Earl G. Graves                                Eugene F. Williams, Jr.

Date:March 15, 1995