Form 10-Q
period 1995-03-31
AMERICAN AIRLINES INC
filed 1995-05-15
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Period Ended March 31, 1995.


[  ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From                      to
.


Commission file number 1-2691.



                    American Airlines, Inc.
     (Exact name of registrant as specified in its charter)

        Delaware                            13-1502798
    (State or other                      (I.R.S. Employer
      jurisdiction                      Identification No.)
   of incorporation or
     organization)

 4333 Amon Carter Blvd.
   Fort Worth, Texas                           76155
 (Address of principal                      (Zip Code)
   executive offices)

Registrant's telephone number,   (817) 963-1234
including area code


                         Not Applicable
(Former name, former address and former fiscal year , if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes        No        .


              Applicable Only to Corporate Issuers

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Common Stock, $1 par value - 1,000 as of May 8, 1995

                              INDEX

                    AMERICAN AIRLINES , INC.




PART I:   FINANCIAL INFORMATION


Item 1. Financial Information

  Consolidated Statement of Operations -- the three months ended
  March 31, 1995 and 1994

  Condensed  Consolidated Balance Sheet -- March  31,  1995  and
  December 31, 1994

  Condensed Consolidated Statement of Cash Flows -- three months ended March 31, 1995 and 1994

  Notes  to Condensed Consolidated Financial Statements -- March
  31, 1995


Item  2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

PART 1. FINANCIAL INFORMATION

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions)

                                                 Three Months Ended
                                                     March 31,
                                                 1995          1994
Revenues
  Airline Group:
    Passenger                                  $3,143        $3,028
    Cargo                                         156           154
    Other                                         158           142
                                                3,457         3,324

    Information Services Group                    364           333
    Less: Intergroup revenues                    (142)         (149)
      Total operating revenues                  3,679         3,508

Expenses
  Wages, salaries and benefits                  1,263         1,241
  Aircraft fuel                                   365           382
  Commissions to agents                           307           311
  Depreciation and amortization                   287           289
  Other rentals and landing fees                  195           193
  Food service                                    158           161
  Aircraft rentals                                153           157
  Maintenance materials and repairs               118           114
  Other operating expenses                        582           556
    Total operating expenses                    3,428         3,404
Operating Income                                  251           104

Other Income (Expense)
  Interest income                                   5             1
  Interest expense                               (149)          (97)
  Interest capitalized                              4             6
  Miscellaneous - net                             (11)           (9)
                                                 (151)          (99)
Earnings Before Income Taxes                      100             5
Income tax provision                               44             8
Net Earnings (Loss)                            $   56        $   (3)

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                                March      December
                                                 31,          31,
                                                1995         1994
                                              (Unaudited)   (Note)
Assets
Current Assets
  Cash                                        $     55     $    13
  Short-term investments of affiliates             474         744
  Receivables, net                               1,136         877
  Receivables from affiliates                      304         493
  Inventories, net                                 532         590
  Other current assets                             425         385
    Total current assets                         2,926       3,102

Equipment and Property
  Flight equipment, net                          9,380       9,132
  Purchase deposits for flight equipment            46         105
                                                 9,426       9,237
  Other equipment and property, net              1,865       1,866
                                                11,291      11,103
Equipment and Property Under  Capital Leases
  Flight equipment, net                          1,353       1,370
  Other equipment and property, net                169         172
                                                 1,522       1,542

Route acquisition costs, net                     1,025       1,032
Other assets, net                                1,086       1,037
                                              $ 17,850    $ 17,816

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                                March      December
                                                 31,          31,
                                                1995         1994
                                             (Unaudited)   (Note)
Liabilities and Stockholder's Equity
Current Liabilities
  Accounts payable                            $    840     $    831
  Payables to affiliates                           722          759
  Accrued liabilities                            1,432        1,434
  Air traffic liability                          1,577        1,473
  Current maturities of long-term debt              51           49
  Current obligations under capital leases         142          110
    Total current liabilities                    4,764        4,656

Long-term debt, less current maturities          1,495        1,518
Long-term debt due to Parent                     3,023        3,196
Obligations   under  capital  leases, less
current obligations                              1,942        1,964
Deferred income taxes                              313          268
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            3,023        2,981


Stockholder's Equity
  Common stock                                       -          -
  Additional paid-in capital                     1,699        1,699
  Minimum pension liability adjustment           (199)         (199)
  Retained earnings                              1,790        1,733
                                                 3,290        3,233
                                              $ 17,850     $ 17,816

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                                 Three Months Ended
                                                     March 31,
                                               1995          1994
Net Cash Provided by Operating Activities      $  650        $    199

Cash Flow from Investing Activities:
  Capital expenditures                           (440)           (283)
  Net decrease (increase) in short-term
    investments                                   270            (146)
  Funds transferred from (to) affiliates for
    investment, net                              (270)            146
  Other                                            57               3
        Net cash used for investing activities   (383)           (280)

Cash Flow from Financing Activities:
  Proceeds from issuance of long-term debt          -              72
  Net short-term borrowings with maturities of
    90 days or less                                 -             200
  Other short-term borrowings                       -             200
  Payments on long-term debt and capital lease
    obligations                                   (52)            (43)
  Funds transferred to affiliates, net           (173)           (335)
        Net cash (used for) provided by
          financing activities                   (225)             94

Net increase in cash                               42              13
Cash at beginning of period                        13              55

Cash at end of period                          $   55        $     68

Cash Payments (Refunds) For:
  Interest (net of amounts capitalized)        $  135        $     99
  Income taxes                                     17               1

Financing Activities not Affecting Cash:
  Capital lease obligations incurred           $    -        $     72

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The  accompanying  unaudited condensed  consolidated  financial statements  have  been  prepared in accordance  with  generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. annual report on Form 10-K for the year ended December 31, 1994.

2.Certain amounts from 1994 have been reclassified to conform with the 1995 presentation.

3.In  July  1991,  American entered into  a  five-year  agreement whereby American transfers, on a continuing basis and with recourse to the receivables, an undivided interest in a designated pool of receivables. Undivided interests in new receivables are transferred daily as collections reduce previously transferred receivables. At December 31, 1994, receivables are presented net of approximately $112 million of such transferred receivables. At March 31, 1995, no receivables were transferred under the terms of the agreement.

4.Accumulated  depreciation of owned equipment  and  property  at
  March 31, 1995 and December 31, 1994, was $5.3 billion and $5.2 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 1995 and December 31, 1994, was $861 million and $823 million, respectively.

5.In  April 1995, American announced an agreement to sell  12  of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx), with delivery of the aircraft between 1996 and 1999. In addition, American has the option to sell its remaining seven MD-11 aircraft to FedEx with deliveries between 2000 and 2002. At the same time the two companies signed a separate six-year maintenance contract under the terms of which American will perform work on FedEx's aircraft fleet.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Results of Operations


American recorded net earnings for the three months ended March 31, 1995, of $56 million. This compares to a net loss of $3 million for first quarter 1994. American's operating income was $251 million for first quarter 1995 compared with $104 million for first quarter 1994.

The  Airline  Group's  (formerly the Air  Transportation  Group)
revenues  increased  $133  million or 4.0  percent.   American's
passenger revenues increased by 3.8 percent, $115 million. American's yield (the average amount one passenger pays to fly one mile) of 13.19 cents decreased by 2.5 percent compared to the same period in 1994. Domestic yields decreased 4.7 percent from first quarter 1994. International yields increased 3.2 percent over first quarter 1994, due principally to a 13.0 percent increase in Europe, partially offset by a 3.7 percent decrease in Latin America.

American's  traffic or revenue passenger miles (RPMs)  increased
6.5 percent to 23.8 billion miles for the quarter ended March 31, 1995. American's capacity or available seat miles (ASMs) increased 1.9 percent to 37.4 billion miles in the first quarter of 1995 primarily as a result of increases in jet stage length and aircraft productivity. Jet stage length increased 5.0 percent and aircraft productivity, as measured by miles flown per aircraft per day, increased 8.2 percent compared with first quarter 1994. Year over year for the first quarter 1995, American's domestic traffic increased 5.8 percent on capacity decreases of 0.4 percent and international traffic grew 8.2 percent on capacity increases of 8.0 percent. The change in international traffic was driven by a 12.8 percent increase in traffic to Latin America on capacity growth of 10.6 percent, and a 4.3 percent increase in traffic to Europe on a capacity increase of 5.8 percent.

Other  Airline  Group  revenues  increased  11.3  percent,   $16
million, primarily due to contract maintenance work performed by American for other airlines.

Information Services Group revenues increased 9.3 percent, $31 million, primarily due to increased booking fee volume, which was positively impacted by international expansion in Europe, Latin America and India, and increased sales of premium priced products.

American's operating expenses increased 0.7 percent, $24 million. Passenger Division cost per ASM decreased by 1.6 percent to 8.52 cents. Wages, salaries and benefits rose 1.8 percent, $22 million, due primarily to salary adjustments for existing employees, partially offset by a 3.0 percent reduction in the average number of equivalent employees. Aircraft fuel expense decreased 4.5 percent, $17 million, due to a 5.0 percent decrease in American's average price per gallon, partially offset by an 0.5 percent increase in gallons consumed by
American. Commissions to agents decreased 1.3 percent, $4 million, due principally to a lower percentage of revenue subject to agent commissions combined with a reduction in average rates paid to agents.

Other Income (Expense) increased 52.5 percent or $52 million. Interest expense (net of amounts capitalized) increased $52 million due primarily to the effect of rising interest rates on floating rate debt and interest rate swap transactions and a change in the terms of the subordinated note agreement with AMR. Effective September 30, 1994, the subordinated promissory note bears interest based on the weighted average rate on AMR's long-term debt and preferred stock. Prior to September 30, 1994, interest on the subordinated note was based on the London Interbank Offered Rate (LIBOR).

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities in the three month period ended March 31, 1995, was $650 million compared to $199 million in 1994. Capital expenditures for the first quarter of 1995 were $440 million and included the acquisition of three Boeing 757-200 and four 767-300 aircraft by American. These capital expenditures, as well as expansion of certain airport facilities, were financed with internally generated cash.

                             PART II


Item 1.  Legal Proceedings

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

                             PART II

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

10(ee) Amendment,   dated  as  April  18,  1995  to   Employment
       Agreement  among  AMR, American Airlines  and  Robert  L.
       Crandall.

The Company did not file any reports  on  Form  8-K  during  the
                               three  months  ended  March   31,
                               1995.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date: May 12,1995           BY:
                               Gerard J. Arpey
                               Senior Vice President and  Chief
                               Financial Officer

                                                 Exhibit 10 (ee)

                                             Amendment B

             AMENDMENT FIVE TO EMPLOYMENT AGREEMENT


           This Amendment Five to Employment Agreement dated this ____ day of April 1995, by and among AMR Corporation ("AMR"), a Delaware Corporation, American Airlines, Inc. ("American"), a Delaware Corporation, each of which has its principal office at 4333 Amon Carter Boulevard, Fort Worth, Texas, 76155 and Robert
L. Crandall, who currently resides at 5243 Park Lane, Dallas, Texas 75220-2145 (the "Executive").

           WHEREAS, AMR, American and the Executive have entered into an Employment Agreement effective as of January 1, 1988, as amended, (the "Agreement"); and

            WHEREAS,   AMR,  American  and  the  Executive   have
determined that it is beneficial to the interests of each to amend the Agreement.

          NOW THEREFORE, in consideration of the promises and the mutual covenants and conditions set forth herein and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, AMR, American and the Executive hereby agree as follows:

     1. Paragraph 1 of the Agreement is deleted in its entirety and in its place is substituted the following:

           "The Company hereby employs the Executive, and Executive hereby accepts such employment by the
     Company, in the positions and with the duties and responsibilities set forth in Section 2 and upon such other terms and conditions as are hereinafter states, for the period commencing on January 1, 1988, and except as otherwise provided herein, ending on the earlier to occur of (i) December 31, 1998, or (ii) the termination of Executive's employment."

      2.    a)   Paragraphs 3.d (iii) and 3.d (iv) are renumbered
3.d (iv) and 3.d (v), respectively, and a new paragraph, to be numbered 3.d (iii), is added to the Agreement, to read as follows:

          "(iii) Executive shall receive additional years of credited service under the terms of the Company's tax qualified and supplemental pension plans (including any successors thereto) in accordance with the following table:

                                     Age at Retirement

                                   60   61   62   63

          Additional Years
          of Credited Service:      2    4    7   10"

      b) Paragraphs 4(a)(v) and 4(b)(v) are amended by deleting the phrases "actual period of employment with the Company" and substituting therefor "years of credited service (including such additional years of credited service as provided pursuant to paragraph 3(d)(iii)), under the Company's tax qualified and supplemental pension plans (including any successors thereto)".

           IN WITNESS HEREOF, the undersigned have executed this Amendment to Employment Agreement as of the date first written above.

AMERICAN AIRLINES, INC.            AMR CORPORATION



___________________________        __________________________
by Anne H. McNamara, its           by Anne H. McNamara, its
Senior Vice President and          Senior Vice President and
General Counsel                    General Counsel


EXECUTIVE



____________________________
Robert L. Crandall