Form 10-Q
period 1995-06-30
AMERICAN AIRLINES INC
filed 1995-08-14
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Period Ended June 30, 1995.


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


Common Stock, $1 par value - 1,000 as of August 7,1995

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and H(1)(b) of Form 10-Q.

                              INDEX

                    AMERICAN AIRLINES , INC.




PART I:   FINANCIAL INFORMATION


Item 1. Financial Information

  Consolidated  Statement of Operations --  Three  months  ended
  June  30,  1995 and 1994; Six months ended June 30,  1995  and
  1994

  Condensed  Consolidated Balance Sheet --  June  30,  1995  and
  December 31, 1994

  Condensed Consolidated Statement of Cash Flows -- Six months ended June 30, 1995 and 1994

  Notes  to Condensed Consolidated Financial Statements --  June
  30, 1995

Item  2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

PART 1. FINANCIAL INFORMATION

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions)

                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                             1995       1994       1995       1994
Revenues
  Airline Group:
    Passenger               $3,395     $3,267     $6,538     $6,295
    Cargo                      176        163        332        317
    Other                      186        153        344        295
                             3,757      3,583      7,214      6,907

  Information Services Group   363        328        727        661
  Less: Intergroup revenues   (142)      (148)      (284)      (297)
Total operating revenues     3,978      3,763      7,657      7,271

Expenses
  Wages, salaries and
   benefits                  1,316      1,262      2,579      2,503
  Aircraft fuel                385        373        750        755
  Commissions to agents        307        324        614        635
  Depreciation and
   amortization                287        292        574        581
  Other rentals and
   landing fees                198        192        393        385
  Food service                 167        169        325        330
  Aircraft rentals             151        155        304        312
  Maintenance materials
   and repairs                 119        113        237        227
  Other operating expenses     592        510      1,174      1,066
Total operating expenses     3,522      3,390      6,950      6,794
Operating Income               456        373        707        477

Other Income (Expense)
  Interest income                6          -         11          1
  Interest expense            (148)       (92)      (297)      (189)
  Interest capitalized           4          5          8         11
  Miscellaneous - net           (2)       (15)       (13)       (24)
                              (140)      (102)      (291)      (201)
Earnings Before Income Taxes   316        271        416        276
Income tax provision           124         99        168        107
Net Earnings                $  192     $  172     $  248     $  169

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                              June 30,     December
                                                              31,
                                                1995         1994
                                            (Unaudited)     (Note)
Assets

Current Assets
  Cash                                        $     49     $     13
  Short-term investments of affiliates             800          744
  Receivables, net                               1,161          877
  Receivables from affiliates                      321          493
  Inventories, net                                 536          590
  Other current assets                             448          385
    Total current assets                         3,315        3,102

Equipment and Property
  Flight equipment, net                          9,385        9,132
  Purchase deposits for flight equipment            29          105
                                                 9,414        9,237
  Other equipment and property, net              1,851        1,866
                                                11,265       11,103
Equipment and Property Under  Capital Leases
  Flight equipment, net                          1,323        1,370
  Other equipment and property, net                167          172
                                                 1,490        1,542

Route acquisition costs, net                     1,018        1,032
Other assets, net                                1,062        1,037
                                              $ 18,150     $ 17,816

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                              June 30,     December
                                                              31,
                                                1995         1994
                                            (Unaudited)     (Note)
Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                            $    835     $    831
  Payables to affiliates                         1,129          759
  Accrued liabilities                            1,667        1,434
  Air traffic liability                          1,666        1,473
  Current maturities of long-term debt              52           49
  Current obligations under capital leases         141          110
    Total current liabilities                    5,490        4,656

Long-term debt, less current maturities          1,478        1,518
Long-term debt due to Parent                     2,406        3,196
Obligations   under  capital  leases,less
 currrent obligations                            1,934        1,964
Deferred income taxes                              327          268
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            3,030        2,981


Stockholder's Equity
  Common stock                                       -            -
  Additional paid-in capital                     1,699        1,699
  Retained earnings                              1,786        1,534
                                                 3,485        3,233
                                              $ 18,150     $ 17,816

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

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                               Six Months Ended June
                                                        30,
                                               1995          1994
Net Cash Provided by Operating Activities      $  991        $1,035

Cash Flow from Investing Activities:
  Capital expenditures                           (626)         (486)
  Net increase in short-term investments          (56)          (32)
  Other                                            61             9
        Net cash used for investing activities   (621)         (509)

Cash Flow from Financing Activities:
  Proceeds from issuance of long-term debt          -            93
  Other short-term borrowings                       -           200
  Payments on other short-term borrowings           -          (200)
  Payments on long-term debt and capital lease
   obligations                                    (86)          (45)
  Funds transferred to affiliates, net           (248)         (570)
        Net cash used for financing activities   (334)         (522)

Net increase in cash                               36             4
Cash at beginning of period                        13            55

Cash at end of period                          $   49        $   59

Cash Payments For:
  Interest (net of amounts capitalized)        $  270        $  172
  Income taxes                                     40             2

Financing Activities not Affecting Cash:
  Capital lease obligations incurred           $    -        $  190

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

2.Certain amounts from 1994 have been reclassified to conform with the 1995 presentation, including cash flows resulting from certain transactions with affiliates.

3.In  July  1991,  American entered into  a  five-year  agreement whereby American transfers, on a continuing basis and with recourse to the receivables, an undivided interest in a designated pool of receivables. Undivided interests in new receivables are transferred daily as collections reduce previously transferred receivables. At December 31, 1994, receivables are presented net of approximately $112 million of such transferred receivables. At June 30, 1995, no receivables were transferred under the terms of the agreement.

4.Accumulated  depreciation of owned equipment  and  property  at
  June 30, 1995 and December 31, 1994, was $5.4 billion and $5.2 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 1995 and December 31, 1994, was $862 million and $823 million, respectively.

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

6.Included  in  Passenger Revenues for the three and  six  months ended June 30, 1994, is a favorable adjustment of $35 million produced by a change in the Company's estimate of the usage patterns of miles awarded by participating companies in American's AAdvantage frequent flyer program.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS
For the Six Months Ended June 30, 1995 and 1994
American recorded net earnings for the first six months of 1995 of $248 million. This compares to a net earnings of $169 million for the same period last year. American's operating income was $707 million for the first six months of 1995 compared to $477 million for the first six months of 1994.

American's passenger revenues increased by 3.9 percent, $243 million during the first six months of 1995 versus the same period last year. American's yield (the average amount one passenger pays to fly one mile) of 13.12 cents decreased by 2.4 percent compared to the same period in 1994. Domestic yields decreased 4.2 percent from the first six months of 1994. International yields increased 2.3 percent over the first six months of 1994, due principally to a 10.1 percent increase in Europe partially offset by a 4.6 percent decrease in Latin America.

American's  traffic or revenue passenger miles (RPMs)  increased
6.5 percent to 49.8 billion miles for the six months ended June 30, 1995. American's capacity or available seat miles (ASMs) increased 2.0 percent to 76.1 billion miles in the first six months of 1995, primarily as a result of increases in jet stage length and aircraft productivity. Jet stage length increased
8.4 percent and aircraft productivity, as measured by miles flown per aircraft per day, increased 5.5 percent compared with the first six months of 1994. American's domestic traffic increased 5.2 percent on capacity decreases of 0.7 percent and international traffic grew 9.7 percent on capacity increases of
9.1 percent. The change in international traffic was driven by a 13.6 percent increase in traffic to Latin America on capacity growth of 12.4 percent, and a 7.1 percent increase in traffic to Europe on a capacity increase of 6.7 percent.

Other  Airline  Group  revenues  increased  16.6  percent,   $49
million, primarily due to contract maintenance work performed by American for other airlines.

Information Services Group revenues increased 10.0 percent, $66 million, primarily due to increased booking fee volume, which was positively impacted by international expansion in Europe, Latin America and India, and increased sales of premium priced products.

On April 29, 1995 a hailstorm at American's Dallas/Fort Worth hub temporarily disabled approximately ten percent of American's fleet, forcing American to reduce scheduled service during the entire month of May. This adversely impacted the carrier's revenue and cost performance. The impact of the hailstorm reduced American's second quarter net income by approximately $17 million.

American's operating expenses increased 2.3 percent, $156 million. Passenger Division cost per ASM increased by 0.5 percent to 8.46 cents. Wages, salaries and benefits rose 3.0 percent, $76 million, due primarily to provisions for profit sharing and salary adjustments for existing employees , partially offset by a 2.0 percent reduction in the average number of equivalent employees. Aircraft fuel expense decreased
0.7 percent, $5 million, due to a 1.3 percent decrease in American's average price per gallon partially offset by a 0.7 percent increase in gallons consumed by American. Commissions to agents decreased 3.3 percent, $21 million, due principally to a lower percentage of revenue subject to agent commissions combined with a reduction in average rates paid to agents attributable primarily to the change in commission structure implemented in February 1995. Other operating expenses, consisting of aircraft rentals, other rentals and landing fees, food service costs, maintenance costs and other miscellaneous operating expenses increased 10.1 percent, $108 million, primarily due to increases in contract maintenance expenses and increases in landing fees at certain locations.

Other Income (Expense) increased 44.8 percent or $90 million. Interest expense (net of amounts capitalized) increased $111 million due primarily to the effect of rising interest rates on floating rate debt and interest rate swap agreements and a change in the terms of the subordinated note agreement with AMR. Effective September 30, 1994, the subordinated promissory note bears interest based on the weighted average rate on AMR's long-term debt and preferred stock. Prior to September 30, 1994, interest on the subordinated note was based on the London Interbank Offered Rate (LIBOR). The increase in interest expense was partially offset by a $10 million increase in interest income attributable to higher average investment balances and higher average rates.

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

                             PART II

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

       Statement re: computation  of  ratio of earnings to fixed
                               charges

The Company filed the following  reports on Form 8-K during  the three months ended June 30, 1995.

       On June 2, 1995 the Company  filed Exhibit 12 computation
                               of  ratio  of earnings  to  fixed
                               charges

       On June 2, 1995 the Company   filed  Amended  Bylaws   of
                               American Airlines, Inc.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date: August 10, 1995          BY: /s/ Gerard J. Arpey
                                  Gerard J. Arpey
                                  Senior Vice President and  Chief
                                  Financial Officer

                                                      Exhibit 12

                     AMERICAN AIRLINES, INC.
        Computation of Ratio of Earnings to Fixed Charges
                      (Dollars in millions)


                                                 Six Months
                                                 Ended June
                                                     30,
                                                1995    1994
Earnings:
  Earnings before income                        $416    $276
taxes

  Add: Total fixed                               591     482
charges (per below)

  Less: Interest                                   8      11
capitalized
    Total earnings                              $999    $747


Fixed charges:
  Interest                                      $297    $189

  Portion of rental
expense                                          292     291
    representative of
the interest factor

  Amortization of debt                             2       2
expense
    Total fixed charges                         $591    $482

Ratio of earnings to                            1.69    1.55
fixed charges