Form 10-Q/A
period 1995-03-31
AMERICAN AIRLINES INC
filed 1995-08-30
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                        FORM 10-Q/A No. 1



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
  December 31, 1994

  Condensed Consolidated Statement of Cash Flows -- three months ended March 31, 1995 and 1994 (as amended August 30, 1995)

  Notes  to Condensed Consolidated Financial Statements -- March
  31, 1995 (as amended August 30, 1995, to revise Note 2)


Item  2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations (as amended August 30, 1995, to revise Liquidity and Capital Resources)


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

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                                 Three Months Ended
                                                     March 31,
                                               1995          1994
Net Cash Provided by Operating Activities      $  228        $  369

Cash Flow from Investing Activities:
  Capital expenditures                           (440)         (283)
  Net decrease (increase) in short-term
    investments                                   270          (146)
  Other                                            57             3
        Net cash used for investing activities   (113)         (426)

Cash Flow from Financing Activities:
  Proceeds from issuance of long-term debt          -            72
  Net short-term borrowings with maturities of
    90 days or less                                 -           200
  Other short-term borrowings                       -           200
  Payments on long-term debt and capital lease
    obligations                                   (52)          (43)
  Funds transferred to affiliates, net            (21)         (359)
        Net cash (used for) provided by
          financing activities                    (73)           70

Net increase in cash                               42            13
Cash at beginning of period                        13            55

Cash at end of period                          $   55        $   68

Cash Payments (Refunds) For:
  Interest (net of amounts capitalized)        $  135        $   99
  Income taxes                                     17             1

Financing Activities not Affecting Cash:
  Capital lease obligations incurred           $    -        $   72

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


                               AMERICAN AIRLINES, INC.




Date: August 30, 1995          By:  /s/ Charles D. Marlett
                               Charles D. Marlett
                               Corporate Secretary