Form 10-Q/A
period 1995-06-30
AMERICAN AIRLINES INC
filed 1995-10-05
CIK 4515

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


Commission file number 1-2691.



                    American Airlines, Inc.
     (Exact name of registrant as specified in its charter)

        Delaware                            13-1502798
    (State or other                      (I.R.S. Employer
      jurisdiction                      Identification No.)
   of incorporation or
     organization)

 4333 Amon Carter Blvd.
   Fort Worth, Texas                           76155
 (Address of principal                      (Zip Code)
   executive offices)

Registrant's telephone number,   (817) 963-
including area code              1234


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

                              INDEX

                    AMERICAN AIRLINES , INC.




PART I:   FINANCIAL INFORMATION



Item  2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations (as amended October 5, 1995)


SIGNATURE

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

American's operating expenses increased 2.3 percent, $156 million. Passenger Division cost per ASM increased by 0.5 percent to 8.46 cents. Wages, salaries and benefits rose 3.0 percent, $76 million, due primarily to provisions for profit sharing and salary adjustments for existing employees , partially offset by a 2.0 percent reduction in the average number of equivalent employees. Aircraft fuel expense decreased
0.7 percent, $5 million, due to a 1.3 percent decrease in American's average price per gallon partially offset by a 0.7 percent increase in gallons consumed by American. Commissions to agents decreased 3.3 percent, $21 million, due principally to a lower percentage of revenue subject to agent commissions combined with a reduction in average rates paid to agents attributable primarily to the change in commission structure implemented in February 1995. Other operating expenses increased 10.1 percent, $108 million, due to increased traffic and increases in contract maintenance expenses.

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


                               AMERICAN AIRLINES, INC.




Date: October 5, 1995          By:  /s/ Charles D. Marlett
                               Charles D. Marlett
                               Corporate Secretary