Form 10-Q
period 1995-09-30
AMERICAN AIRLINES INC
filed 1995-10-19
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[x]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Period Ended September 30, 1995.


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

Registrant's telephone number,including area code (817)963-1234


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


Common Stock, $1 par value - 1,000 as of October 19,1995

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and H(1)(b) of Form 10-Q.

                              INDEX

                    AMERICAN AIRLINES , INC.




PART I:   FINANCIAL INFORMATION


Item 1. Financial Information

  Consolidated  Statement of Operations --  Three  months  ended
  September  30, 1995 and 1994; Nine months ended September  30,
  1995 and 1994

  Condensed Consolidated Balance Sheet -- September 30, 1995 and
  December 31, 1994

  Condensed Consolidated Statement of Cash Flows -- Nine months ended September 30, 1995 and 1994

  Notes  to  Condensed  Consolidated  Financial  Statements   --
  September 30, 1995

Item  2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

PART 1. FINANCIAL INFORMATION

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions)

                            Three Months Ended    Nine Months Ended
                              September 30,         September 30,
                             1995       1994       1995       1994
Revenues
  Airline Group:
    Passenger               $3,513     $3,370    $10,051     $9,665
    Cargo                      165        162        497        479
    Other                      158        148        502        443
                             3,836      3,680     11,050     10,587

  Information Services Group   396        348      1,123      1,009
  Less: Intergroup revenues   (136)      (138)      (420)      (435)
Total operating revenues     4,096      3,890     11,753     11,161

Expenses
  Wages, salaries and
    benefits                 1,311      1,255      3,890      3,758
  Aircraft fuel                401        405      1,151      1,160
  Commissions to agents        325        329        939        964
  Depreciation and
    amortization               285        271        859        852
  Other rentals and
    landing fees               212        196        605        581
  Food service                 178        170        503        500
  Aircraft rentals             150        155        454        467
  Maintenance materials and
    repairs                    130        114        367        341
  Other operating expenses     626        524      1,800      1,590
Total operating expenses     3,618      3,419     10,568     10,213
Operating Income               478        471      1,185        948

Other Income (Expense)
  Interest income                6          3         17          4
  Interest expense            (134)      (113)      (431)      (302)
  Interest capitalized           3          5         11         16
  Miscellaneous - net           (3)        (8)       (16)       (32)
                              (128)      (113)      (419)      (314)
Earnings Before Income Taxes   350        358        766        634
Income tax provision           138        138        306        245
Net Earnings                $  212     $  220     $  460     $  389

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                              September     December
                                                 30,           31,
                                                1995          1994
                                              (Unaudited)    (Note)
Assets
Current Assets
  Cash                                        $     94      $     13
  Short-term investments of affiliates           1,072           744
  Receivables, net                               1,264           877
  Receivables from affiliates                      333           493
  Inventories, net                                 534           590
  Other current assets                             431           385
    Total current assets                         3,728         3,102

Equipment and Property
  Flight equipment, net                          9,267         9,132
  Purchase deposits for flight equipment            62           105
                                                 9,329         9,237
  Other equipment and property, net              1,820         1,866
                                                11,149        11,103
Equipment and Property Under  Capital Leases
  Flight equipment, net                          1,298         1,370
  Other equipment and property, net                165           172
                                                 1,463         1,542

Route acquisition costs, net                     1,011         1,032
Other assets, net                                1,047         1,037
                                              $ 18,398      $ 17,816

Note: The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                              September     December
                                                 30,           31,
                                                1995          1994
                                              (Unaudited)    (Note)
Liabilities and Stockholder's Equity
Current Liabilities
  Accounts payable                            $    862      $    831
  Payables to affiliates                         1,465           759
  Accrued liabilities                            1,752         1,434
  Air traffic liability                          1,701         1,473
  Current maturities of long-term debt              64            49
  Current obligations under capital leases         122           110
    Total current liabilities                    5,966         4,656

Long-term debt, less current maturities          1,331         1,518
Long-term debt due to Parent                     1,953         3,196
Obligations   under  capital  leases,
  less current obligations                       1,857         1,964
Deferred income taxes                              463           268
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            3,130         2,981


Stockholder's Equity
  Common stock                                       -             -
  Additional paid-in capital                     1,699         1,699
  Retained earnings                              1,999         1,534
                                                 3,698         3,233
                                              $ 18,398      $ 17,816

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

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                                 Nine Months Ended
                                                   September 30,
                                               1995          1994
Net Cash Provided by Operating Activities      $1,736        $1,702

Cash Flow from Investing Activities:
  Capital expenditures                           (744)         (585)
  Net increase in short-term investments         (328)         (502)
  Other                                            62            12
        Net cash used for investing activities (1,010)       (1,075)

Cash Flow from Financing Activities:
  Proceeds from issuance of long-term debt          -           130
  Other short-term borrowings                       -           200
  Payments on other short-term borrowings           -          (200)
  Payments on long-term debt and capital
    lease obligations                            (268)         (121)
  Funds transferred to affiliates, net           (377)         (664)
        Net cash used for financing activities   (645)         (655)

Net increase (decrease) in cash                    81           (28)
Cash at beginning of period                        13            55

Cash at end of period                          $   94        $   27

Cash Payments For:
  Interest (net of amounts capitalized)        $  411        $  275
  Income taxes                                     51            26

Financing Activities not Affecting Cash:
  Capital lease obligations incurred           $    -        $  280

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

3.In  July  1991,  American entered into  a  five-year  agreement whereby American transfers, on a continuing basis and with recourse to the receivables, an undivided interest in a designated pool of receivables. Undivided interests in new receivables are transferred daily as collections reduce previously transferred receivables. At December 31, 1994, receivables are presented net of approximately $112 million of such transferred receivables. At September 30, 1995, no receivables were transferred under the terms of the agreement.

4.Accumulated  depreciation of owned equipment  and  property  at
  September 30, 1995 and December 31, 1994, was $5.6 billion and $5.2 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 1995 and December 31, 1994, was $779 million and $823 million, respectively.

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

6.During  1994,  the Company changed its estimate  of  the  usage patterns of miles awarded by participating companies in American's AAdvantage frequent flyer program. The positive impact of the change in estimate on passenger revenues for the nine months ended September 30, 1994, was $49 million.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 1995 and 1994

American recorded net earnings for the first nine months of 1995 of $460 million. This compares to net earnings of $389 million for the same period last year. American's operating income was $1.19 billion for the first nine months of 1995 compared to $948 million for the first nine months of 1994.

American's passenger revenues increased by 4.0 percent, $386 million during the first nine months of 1995 versus the same period last year. American's yield (the average amount one passenger pays to fly one mile) of 12.94 cents decreased by 1.1 percent compared to the same period in 1994. Domestic yields decreased 2.3 percent from the first nine months of 1994. International yields increased 1.9 percent over the first nine months of 1994, due principally to an 8.8 percent increase in Europe partially offset by a 4.9 percent decrease in Latin America.

American's  traffic or revenue passenger miles (RPMs)  increased
5.2 percent to 77.7 billion miles for the nine months ended September 30, 1995. American's capacity or available seat miles
(ASMs) increased 1.8 percent to 116.5 billion miles in the first nine months of 1995, primarily as a result of increases in jet stage length and aircraft productivity. Jet stage length increased 5.9 percent and aircraft productivity, as measured by miles flown per aircraft per day, increased 4.6 percent compared with the first nine months of 1994. American's domestic traffic increased 3.1 percent on capacity decreases of
1.0 percent and international traffic grew 10.2 percent on capacity increases of 9.4 percent. The change in international traffic was driven by a 14.9 percent increase in traffic to Latin America on capacity growth of 12.4 percent, and a 7.1 percent increase in traffic to Europe on a capacity increase of
7.4 percent.

Other  Airline  Group  revenues  increased  13.2  percent,   $59
million, primarily due to contract maintenance work performed by American for other airlines.

Information Services Group revenues increased 11.3 percent, $114 million, primarily due to increased booking fee volume, which was positively impacted by international expansion in Europe, Latin America and India, booking fee price increases and AMR's services agreement with Canadian Airlines International, Inc..

On April 29, 1995 a hailstorm at American's Dallas/Fort Worth hub temporarily disabled approximately ten percent of American's fleet, forcing American to reduce scheduled service during the entire month of May. This adversely impacted the carrier's revenue and cost performance. The impact of the hailstorm reduced American's second quarter net income by approximately $17 million.

American's operating expenses increased 3.5 percent, $355 million. Passenger Division cost per ASM increased by 0.6 percent to 8.41 cents. Wages, salaries and benefits rose 3.5 percent, $132 million, due primarily to an increase in provisions for profit sharing and salary adjustments for existing employees , partially offset by a 1.0 percent reduction in the average number of equivalent employees. Aircraft fuel expense decreased 0.8 percent, $9 million, due to a 1.4 percent decrease in American's average price per gallon. Commissions to agents decreased 2.6 percent, $25 million, due principally to a reduction in average rates paid to agents attributable primarily to the change in commission structure implemented in February 1995, offset by an increase in passenger revenues. Other operating expenses increased 13.2 percent, $210 million, primarily due to increased traffic driven expenses and increases in contract maintenance expenses.

Other Income (Expense) increased 33.4 percent or $105 million. Interest expense (net of amounts capitalized) increased $134 million due primarily to the effect of rising interest rates on floating rate debt and interest rate swap agreements and a change in the terms of the subordinated note agreement with AMR. Effective September 30, 1994, the subordinated promissory note bears interest based on the weighted average rate on AMR's long-term debt and preferred stock. Prior to September 30, 1994, interest on the subordinated note was based on the London Interbank Offered Rate (LIBOR). The increase in interest expense was partially offset by a $13 million increase in interest income attributable to higher average investment balances and higher average rates.

Other
In the third quarter, the Transport Workers Union (TWU) informed American that its members had ratified seven of its eight labor contracts. The TWU and American also reached tentative agreement on the eighth contract, which covers fleet service workers. This tentative agreement has been submitted to the fleet service membership for a vote, with results expected in late October 1995. In addition to the TWU labor contracts, a binding arbitration settlement regarding the labor contract between American and the Association of Professional Flight Attendants was announced on October 10, 1995. These contracts include one-time early retirement programs, which will require American to record a significant charge in the fourth quarter. In addition, consistent with its Transition Plan, American continues to rationalize its route network, which may result in additional charges for the 1995 fourth quarter. At the present time the amount of these charges cannot be reasonably estimated. However, while it is expected that these charges will have a significant impact on fourth quarter results of operations, they are not expected to have a significant impact on the financial position or liquidity of American.

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

On February 10, 1995, American capped travel agency commissions for one-way and round trip domestic tickets at $25 and $50, respectively. Immediately thereafter, numerous travel agencies, and two travel agency trade association groups filed class action lawsuits against American and other major air carriers (Continental, Delta, Northwest, United, USAir and TWA) that had independently imposed similar limits on travel agency commissions. The suits were transferred to the United States District Court for the District of Minnesota, and consolidated as a multi-district litigation captioned In Re: Airline Travel Agency Commission Antitrust Litigation. The plaintiffs assert that the airline defendants conspired to reduce travel agency commissions and to monopolize air travel in violation of sections 1 and 2 of the Sherman Act. The case has been certified as a class action on behalf of approximately 40,000 domestic travel agencies and two travel agency trade associations. In June 1995 after extensive, expedited discovery, the travel agents moved for a preliminary injunction to enjoin the commission caps, and the defendants simultaneously moved for summary judgment. On August 31, 1995, Judge Rosenbaum denied both motions. Pre-trial activities against the defendants, including American, are continuing. American is vigorously defending the lawsuit.

                             PART II

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

       Statement re: computation  of  ratio of earnings to fixed
                               charges

The Company filed the following reports on Form 8-K during the three months ended September 30,1995.

On September 28, 1995, American filed a report on Form 8-K relative to the status of the Company's labor negotiations with the Transport Workers Union.

On October 12, 1995 American filed a report on Form 8-K relative to the status of the Company's labor negotiations with the Transport Workers Union, as well as the Company's labor negotiations with the Association of Professional Flight Attendants.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date: October 19, 1995         BY: /s/ Gerard J. Arpey
                               Gerard J. Arpey
                                Senior Vice President and  Chief
                                Financial Officer





                                                      EXHIBIT 12

                     AMERICAN AIRLINES, INC.
        Computation of Ratio of Earnings to Fixed Charges
                      (Dollars in millions)


                                 Nine Months
                               Ended September
                                     30,
                               1995        1994

Earnings:
  Earnings before income taxes  $  766        $  634

  Add: Total fixed charges
       (per below)                 874           740

  Less: Interest capitalized
        capitalized                (11)          (16)
    Total earnings              $1,629        $1,358


Fixed charges:
  Interest                      $  431        $  302

  Portion of rental expense
    representative of the
    interest factor                441           435

  Amortization of debt expense       2             3
    Total fixed charges         $  874        $  740

Ratio of earnings to
fixed charges                     1.86          1.84
