Form 10-K
period 1995-12-31
AMERICAN AIRLINES INC
filed 1996-03-21
CIK 4515

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
    For fiscal year ended December 31, 1995.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

Commission file number 1-2691.

                             AMERICAN AIRLINES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   13-1502798
  ---------------------------------         ------------------------------------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
  of incorporation or organization)

       4333 Amon Carter Blvd.
         Fort Worth, Texas                                  76155
  -------------------------------           ------------------------------------
  (Address of principal executive                         (Zip Code)
              offices)

Registrant's telephone number, including area code    (817) 963-1234
                                                      --------------
Securities registered pursuant to Section 12(b) of the Act:

            Title of each class             Name of exchange on which registered
---------------------------------------     ------------------------------------
5-1/4% Subordinated Debentures due 1998            New York Stock Exchange
6-1/4% Subordinated Debentures due 1996            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X  No    .
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

American Airlines, Inc. is a wholly-owned subsidiary of AMR Corporation, and there is no market for the registrant's common stock. As of March 18, 1996, 1,000 shares of the registrant's common stock were outstanding.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions J(1)(a) and J(1)(b) of Form 10-K.

================================================================================

                                     PART I

--------------------------------------------------------------------------------

ITEM 1.    BUSINESS

American Airlines, Inc. (American or the Company), the principal subsidiary of AMR Corporation (AMR), was founded in 1934. For financial reporting purposes, American's operations fall within two major lines of business: the Airline Group and the Information Services Group.

AIRLINE GROUP

The Airline Group consists primarily of American's Passenger and Cargo divisions.

AMERICAN'S PASSENGER DIVISION is one of the largest scheduled passenger airlines in the world. At the end of 1995, American provided scheduled jet service to more than 160 destinations, primarily throughout North America, the Caribbean, Latin America, Europe and the Pacific.

AMERICAN'S CARGO DIVISION is one of the largest scheduled air freight carriers in the world. The Cargo Division provides a full range of freight and mail services to shippers throughout the airline's system. In addition, through cooperative agreements with other carriers, it has the ability to transport shipments to virtually any country in the world.

INFORMATION SERVICES GROUP

The Information Services Group consists primarily of four divisions of American:
SABRE Travel Information Network (STIN), SABRE Computer Services (SCS), SABRE Development Services (SDS) and SABRE Interactive.

STIN markets SABRE -- one of the largest privately owned, real-time computer systems in the world -- which provides travel distribution and information services to nearly 30,000 travel agencies in 74 countries on six continents.

SCS manages and maintains AMR's technology infrastructure. This includes the planning, installation and operation of AMR's data centers, as well as technology and architectural planning for AMR units and for external customers. SCS also provides voice and data communication services to AMR, but is currently in negotiations with a third party to outsource this function.

SDS provides decision support systems, application software packages, systems development and consulting services to other AMR units and to external companies in the transportation, travel and other industries worldwide.

SABRE INTERACTIVE is a distribution strategy division formed by The SABRE Group in 1995 to develop opportunities for consumer-direct travel distribution via personal computer, CD-ROM, interactive television, cable television and other media.

These business units and certain other units of AMR form The SABRE Group, one of AMR's three major lines of business.

Additional information regarding business segments is included in Note 12 to the consolidated financial statements.

ROUTES AND COMPETITION

AIR TRANSPORTATION Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates four hubs: Dallas/Fort Worth, Chicago O'Hare, Miami and San Juan, Puerto Rico. In 1995, American implemented schedule reductions which ended the airline's hub operations at Raleigh/Durham and Nashville. Delta Air Lines and United Airlines have hub operations at American's Dallas/Fort Worth and Chicago O'Hare hubs, respectively.

      The American Eagle carriers owned by AMR Eagle, an AMR subsidiary, increase the number of markets AMR's Airline Group serves by providing connections to American at its hubs and certain other major airports. The American Eagle carriers -- Simmons Airlines, Inc., Flagship Airlines, Inc., Wings West Airlines, Inc. and Executive Airlines, Inc. -- serve smaller markets through Dallas/Fort Worth, Chicago, Miami, Nashville, San Juan, Los Angeles and New York John F. Kennedy International Airport. American's competitors also own or have marketing agreements with regional carriers which provide service at their major hubs.

      In addition to its extensive domestic service, American provides service to and from cities in various other countries, across the Atlantic and Pacific, and between the U.S. and the Caribbean, and Central and South America. American's operating revenues from foreign operations were approximately $4.7 billion in 1995, $4.3 billion in 1994 and $3.9 billion in 1993. Additional information about the Company's foreign operations is included in Note 11 to the consolidated financial statements.

      Service over almost all of American's routes is highly competitive. Currently, any carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its non-stop routes, American competes with at least one, and usually more than one, major domestic airline including:
America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, Trans World Airlines, United Airlines, and USAir. Competition is even greater between cities that require a connection, for example, Portland, Oregon to Tampa, Florida, where eight airlines compete via the respective hubs of each carrier. American also competes with national, regional, all-cargo, and charter carriers and, particularly on shorter segments, ground transportation.

      On all of its routes, pricing decisions are affected by competition from other airlines, some of which have cost structures significantly lower than American's and can therefore operate profitably at lower fare levels. Approximately 40 percent of American's bookings are impacted by competition from lower-cost carriers. American and its principal competitors use inventory management systems that permit them to vary the number of discount seats offered on each flight in an effort to maximize revenues, yet still be price competitive with lower-cost carriers.

      Competition in many international markets is subject to extensive government regulation. In these markets, American competes with foreign-investor owned carriers, state-owned airlines and U.S. carriers that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. American's operating authority in these markets is subject to aviation agreements between the U.S. and the respective countries, and in some cases, fares and schedules require the approval of the DOT and the relevant foreign governments. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policy could result in the alteration or termination of such agreements, diminish the value of such route authorities, or otherwise affect American's international operations. Bilateral agreements between the U.S. and various foreign countries served by American are subject to frequent renegotiation.

      The major domestic carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, U.S. carriers are limited in their rights to carry passengers beyond designated gateway cities in foreign countries. Some of American's foreign competitors are owned and subsidized by foreign governments. To improve their access to each others' markets, various U.S. and foreign carriers -- including American --have made substantial equity investments in, or established marketing relationships with, other carriers. American has well-developed code sharing programs with Canadian Airlines International, Qantas Airways, Singapore Airlines, South African Airways, Gulf Air, and British Midland. In the coming years, the Company expects to develop these programs further and to evaluate new alliances with other international carriers.

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

REGULATION

GENERAL The Airline Deregulation Act of 1978 (Act) and various other statutes amending the Act eliminated most domestic economic regulation of passenger and freight transportation. However, the DOT and the Federal Aviation Administration
(FAA) still exercise certain regulatory authority over air carriers under the Federal Aviation Act of 1958, as amended. The DOT maintains jurisdiction over international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation, baggage liability, and computer reservations systems. The DOT issued certain rules governing the CRS industry which became effective on December 7, 1992, and expire on December 31, 1997.

      The FAA regulates flying operations generally, including establishing personnel, aircraft and security standards. In addition, the FAA has implemented a number of requirements that the Airline Group is incorporating into its maintenance program. These matters relate to, among other things, inspection and maintenance of aging aircraft, corrosion control, collision avoidance and windshear detection. Based on its current implementation schedule, the Airline Group expects to be in compliance with the applicable requirements within the required time periods.

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

      For purposes of noise standards, jet aircraft are rated by categories or "stages." The ANCA requires the phase-out by December 31, 1999, of Stage II aircraft operations, subject to certain exceptions. Under final regulations issued by the FAA in 1991, air carriers are required to reduce, by modification or retirement, the number of Stage II aircraft in their fleets 25 percent by December 31, 1994; 50 percent by December 31, 1996; 75 percent by December 31, 1998, and 100 percent by December 31, 1999. Alternatively, a carrier may satisfy the regulations by operating a fleet that is at least 55 percent, 65 percent, 75 percent, and 100 percent Stage III by the dates set forth in the preceding sentence, respectively. At December 31, 1995, approximately 89 percent of American's active fleet was Stage III, the quietest and most fuel efficient rating category.

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

      American has been identified by the EPA as a potentially responsible party
(PRP) with respect to the following Superfund Sites: Operating Industries, Inc., California; Cannons, New Hampshire; Byron Barrel and Drum, New York; Palmer PSC, Massachusetts; Frontier Chemical, New York and Duffy Brothers, Massachusetts. American has settled the Cannons, Byron Barrel and Drum, Palmer PSC and Frontier Chemical matters, and all that remains to complete these matters are administrative tasks. American has signed a partial consent decree with respect to Operating Industries, Inc. With respect to the Operating Industries, Inc., Palmer PSC, Frontier Chemical and Duffy Brothers sites, American is one of several PRPs named at each site. American's alleged waste disposal volumes are minor compared to the other PRPs.

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

      The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Some of the costs of the remediation effort may be borne by carriers currently operating at the Airport, including American, through increased landing fees since certain of the potentially responsible parties are no longer in business. The future increase in landing fees may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision.

      American does not expect these matters, individually or collectively, to have a significant impact on its financial position or liquidity.

LABOR

The airline business is labor intensive. Wages, salaries and benefits represented 35 percent of American's consolidated operating expenses for the year ended December 31, 1995. To improve its competitive position, American has undertaken various steps to reduce its unit labor costs, including workforce reductions.

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

      In October 1995, a panel of arbitrators issued a binding arbitration award that resolved the remaining open issues in the labor contract between American and the Association of Professional Flight Attendants (APFA). The arbitration award included a one-time early retirement program, for which American recorded a charge in the fourth quarter. American's collective bargaining agreement with the APFA becomes amendable on November 1, 1998.

      In 1995, American reached agreements with the members of the Transport Workers Union (TWU) on their labor contracts. The new contracts include a one-time early retirement program, for which American recorded a charge in the fourth quarter. American's collective bargaining agreement with the TWU becomes amendable on March 1, 2001.

      American's collective bargaining agreement with the Allied Pilots Association (APA) became amendable on August 31, 1994. In January 1996, the APA filed a petition with the NMB to appoint a federal mediator. A mediator has been appointed, and initial meetings have been held between the APA and the NMB mediator and between American and the NMB mediator. Joint meetings began in March 1996.

FUEL

American's operations are significantly affected by the availability and price of jet fuel. American's fuel costs and consumption for the years 1991 through 1995 were:

                                                               Percent of
                Gallons                       Average Price    American's
               Consumed       Total Cost       Per Gallon      Operating
   Year      (in millions)   (in millions)     (in cents)       Expenses
----------   -------------   -------------    -------------    ----------
   1991          2,527          $1,780            70.5            14.7
   1992          2,862           1,862            65.1            13.6
   1993          2,939           1,818            61.8            12.8
   1994          2,741           1,556            56.7            11.2
   1995          2,749           1,565            56.9            10.7

      Based upon American's 1995 fuel consumption, a one-cent increase in the average annual price-per-gallon of jet fuel would increase American's monthly fuel costs by approximately $2.3 million, not considering the offsetting effect of American's fuel cost hedging program.

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

FREQUENT FLYER PROGRAM

American established the AAdvantage frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage members earn mileage credits for flights on American, American Eagle and certain other participating airlines, or by utilizing services of other program participants, including hotels, car rental companies and bank credit card issuers. American sells mileage credits to the other companies participating in the program. American reserves the right to change the AAdvantage program rules, regulations, travel awards and special offers at any time without notice. American may initiate changes impacting, for example, participant affiliations, rules for earning mileage credit, mileage levels and awards, blackout dates and limited seating for travel awards, and the features of special offers. American reserves the right to end the AAdvantage program with six months notice.

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

      American accounts for its frequent flyer obligation on an accrual basis using the incremental cost method. American's frequent flyer liability is accrued each time a member accumulates sufficient mileage in his or her account to claim the lowest level of free travel award (25,000 miles) and such award is expected to be used for free travel. American includes fuel, food, and reservations/ticketing costs, but not a contribution to overhead or profit, in the calculation of incremental cost. The cost for fuel is estimated based on total fuel consumption tracked by various categories of markets, with an amount allocated to each passenger. Food costs are tracked by market category, with an amount allocated to each passenger. Reservation/ticketing costs are based on the total number of passengers, including those traveling on free awards, divided into American's total expense for these costs. American defers a portion of revenues from the sale of mileage credits to companies participating in the AAdvantage program and recognizes such revenues over a period approximating the period during which the mileage credits are used.

      At December 31, 1995 and 1994, American estimated that approximately 4.7 million and 4.5 million free travel awards, respectively, were eligible for redemption. At December 31, 1995 and 1994, American estimated that approximately
4.0 million and 3.6 million free travel awards, respectively, were expected to be redeemed for free travel. In making this estimate, American has excluded mileage in inactive accounts, mileage related to accounts that have not yet reached the lowest level of free travel award, and mileage in active accounts that have reached the lowest level of free travel award but which is not expected to ever be redeemed for free travel. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel and deferred revenues for mileage sold to others participating in the program was $370 million and $329 million, representing 7.0 percent and 7.9 percent of American's total current liabilities, at December 31, 1995 and 1994, respectively.

      The number of free travel awards used for travel on American during the years ended December 31, 1995, 1994 and 1993, was approximately 2,204,000, 2,198,000, and 2,163,000, respectively, representing 8.4 percent, 8.5 percent and 9.5 percent of total revenue passenger miles for each period, respectively. American believes displacement of revenue passengers is insignificant given American's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to revenue passenger miles.

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

      The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 1995, is included in Note 14 to the consolidated financial statements.

      No material part of the business of American and its subsidiaries is dependent upon a single customer or very few customers. Consequently, the loss of the Company's largest few customers would not have a materially adverse effect upon American.

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

ITEM 2.    PROPERTIES

FLIGHT EQUIPMENT

Owned and leased aircraft operated by American at December 31, 1995, included:

                                                                                              Weighted
                              Current                                                         Average
      Equipment Type          Seating                   Capital      Operating                  Age
                              Capacity       Owned       Leased       Leased        Total      (Years)
--------------------------    --------      -------     -------      ---------     -------    --------
JET AIRCRAFT
Airbus A300-600R              266/267           10           -           25           35         6
Boeing 727-200                    150           53          14            -           67        19
Boeing 757-200                    188           46           9           31           86         4
Boeing 767-200                    172            8           -            -            8        13
Boeing 767-200 Extended           172            9          13            -           22        10
  Range
Boeing 767-300 Extended           215           16           3           22           41         5
  Range
Fokker 100                         97           66           5            4           75         3
McDonnell Douglas DC-10-10    237/290           13           4            -           17        19
McDonnell Douglas DC-10-30        273            4           1            -            5        21
McDonnell Douglas MD-11       251/271           19           -            -           19         4
McDonnell Douglas MD-80           139          119          25          116          260         8
                                               ---         ---          ---          ---        --
  Total                                        363          74          198          635         8
                                               ===         ===          ===          ===        ==

      For information concerning the estimated useful lives and residual values for owned aircraft, lease terms and amortization relating to aircraft under capital leases, and acquisitions of aircraft, see Notes 1, 3 and 4 to the consolidated financial statements. See Management's Discussion and Analysis for discussion of the retirement of certain aircraft from the fleet.

      In April 1995, American announced an agreement to sell 12 of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx), with delivery of the aircraft between 1996 and 1999. In addition, American has the option to sell its remaining seven MD-11 aircraft to FedEx with deliveries between 2000 and 2002.

      Lease expirations for American's leased aircraft included in the above table as of December 31, 1995, were:

                                                                                                 2001
                                                                                                 and
Equipment Type                   1996         1997        1998         1999         2000      Thereafter
---------------------------    --------     --------    --------     --------     --------    --------
JET AIRCRAFT
Airbus A300-600R                   -            -           -            -            -          25
Boeing 727-200                     -            -           -            2            4           8
Boeing 757-200                     -            -           -            -            2          38
Boeing 767-200 Extended            -            -           -            -            -          13
Range
Boeing 767-300 Extended            -            -           -            -            -          10
Range
Fokker 100                         -            -           -            -            -           9
McDonnell Douglas DC-10-10         3            1           -            -            -           -
McDonnell Douglas DC-10-30         -            -           1            -            -           -
McDonnell Douglas MD-80            -            -           -            -            3         138
                                  --           --          --           --           --         ---
                                   3            1           1            2            9         241
                                  ==           ==          ==           ==           ==         ===

      The table excludes leases for 15 Boeing 767-300 Extended Range aircraft which can be canceled with 30 days' notice during the initial 10-year lease term. At the end of that term in 1998, the leases can be renewed for periods ranging from 10 to 12 years.

      Substantially all of American's aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed rate.

GROUND PROPERTIES

American leases, or has built as leasehold improvements on leased property, most of its airport and terminal facilities; certain corporate office, maintenance and training facilities in Fort Worth, Texas; its principal overhaul and maintenance base and computer facility at Tulsa International Airport, Tulsa, Oklahoma; its regional reservation offices; and local ticket and administration offices throughout the system. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; and the Dallas/Fort Worth, Chicago O'Hare, Raleigh/Durham, Nashville, San Juan, New York, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to American. American also utilizes public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.

      For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1, 3 and 4 to the consolidated financial statements.

ITEM 3.    LEGAL PROCEEDINGS

In January, 1985, American announced a new fare category, the "Ultimate SuperSaver," a discount, advance purchase fare that carried a 25 percent penalty upon cancellation. On December 30, 1985, a class action lawsuit was filed in Circuit Court, Cook County, Illinois entitled Johnson vs. American Airlines, Inc. The Johnson plaintiffs allege that the 10 percent federal excise transportation tax should be excluded from the "fare" upon which the 25 percent penalty is assessed. The case has not been certified as a class action. Summary judgment has been granted for American and the matter is currently on appeal. American believes the matter is without merit and is vigorously defending the lawsuit.

        American has been sued in two class action cases that have been consolidated in the Circuit Court of Cook County, Illinois, in connection with certain changes made to American's AAdvantage frequent flyer program in May, 1988. (Wolens, et al v. American Airlines, Inc., No. 88 CH 7554, and Tucker v. American Airlines, Inc., No. 89 CH 199.) In both cases, the plaintiffs seek to represent all persons who joined the AAdvantage program before May 1988. Currently, the plaintiffs allege that, on that date, American implemented changes that limited the number of seats available to participants traveling on certain awards and established blackout dates during which no AAdvantage seats would be available for certain awards and that these changes breached American's contracts with AAdvantage members. Plaintiffs seek money damages for such alleged breach and attorneys' fees. Previously the plaintiffs also alleged violation of the Illinois Consumer Fraud and Deceptive Business Practice Act (Consumer Fraud Act) and sought punitive damages, attorneys' fees and injunctive relief preventing American from making changes to the AAdvantage program. American originally moved to dismiss all of the claims asserting that they were preempted by the Federal Aviation Act and barred by the Commerce Clause of the U.S. Constitution.

        Initially, the trial court denied American's preemption motions, but certified its decision for interlocutory appeal. In December 1990, the Illinois Appellate Court held that plaintiffs' claims for an injunction are preempted by the Federal Aviation Act, but that plaintiffs' claims for money damages could proceed. On March 12, 1992, the Illinois Supreme Court affirmed the decision of the Appellate Court. American sought a writ of certiorari from the U.S. Supreme Court; and on October 5, 1992, the Court vacated the decision of the Illinois Supreme Court and remanded the cases for reconsideration in light of the U.S. Supreme Court's decision in Morales v. TWA, et al, which interpreted the preemption provisions of the Federal Aviation Act very broadly. On December 16, 1993, the Illinois Supreme Court rendered its decision on remand, holding that plaintiffs' claims seeking an injunction are preempted, but that identical claims for compensatory and punitive damages are not preempted. On February 8, 1994, American filed a petition for a writ of certiorari in the U.S. Supreme Court. The Illinois Supreme Court granted American's motion to stay the state court proceeding pending disposition of American's petition in the U.S. Supreme Court. The matter was argued before the U.S. Supreme Court on November 1, 1994, and on January 18, 1995, the U.S. Supreme Court issued its opinion ending a portion of the suit against American. The U.S. Supreme Court held that a) plaintiffs' claim for violation of the Illinois Consumer Fraud Act is preempted by federal law -- entirely ending that part of the case and eliminating plaintiffs' claim for punitive damages; and b) certain breach of contract claims are not preempted by federal law.

        The Court did not determine, however, whether the contract claims asserted by the plaintiffs are preempted, and therefore, remanded the case to the state court for further proceedings. Subsequently, plaintiffs filed an amended complaint seeking damages solely for a breach of contract claim. In the event that the plaintiffs' breach of contract claim is eventually permitted to proceed in the state court, American intends to vigorously defend the case.

        In December, 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995. On February 1, 1995 a class action lawsuit entitled Gutterman vs. American Airlines, Inc. was filed in the Circuit Court of Cook County, Illinois. The Gutterman plaintiffs claim that this increase in mileage level violated the terms and conditions of the agreement between American and AAdvantage members. On February 9, 1995, a virtually identical class action lawsuit entitled Benway vs. American Airlines, Inc. was filed in District Court, Dallas County, Texas. After limited discovery and prior to class certification, a summary judgment dismissing the Benway case was entered by the Dallas County Court in July 1995. On March 11, 1996, American's motion to dismiss the Gutterman lawsuit was denied, although American's motion for summary judgment is still pending. No class has been certified in the Gutterman lawsuit and to date no discovery has been undertaken. American believes the Gutterman complaint is without merit and is vigorously defending the lawsuit.

        On February 10, 1995, American capped travel agency commissions for one-way and round trip domestic tickets at $25 and $50, respectively. Immediately thereafter, numerous travel agencies, and two travel agency trade association groups, filed class action lawsuits against American and other major air carriers (Continental, Delta, Northwest, United, USAir and TWA) that had independently imposed similar limits on travel agency commissions. The suits were transferred to the United States District Court for the District of Minnesota, and consolidated as a multi-district litigation captioned In Re:
Airline Travel Agency Commission Antitrust Litigation. The plaintiffs assert that the airline defendants conspired to reduce travel agency commissions and to monopolize air travel in violation of sections 1 and 2 of the Sherman Act. The case has been certified as a class action on behalf of approximately 40,000 domestic travel agencies and two travel agency trade associations. In June 1995 after extensive, expedited discovery, the travel agents moved for a preliminary injunction to enjoin the commission caps, and the defendants simultaneously moved for summary judgment. On August 31, 1995, the District Court denied both motions. Pre-trial activities against the defendants, including American, are continuing. American is vigorously defending the lawsuit.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted under the reduced disclosure format pursuant to General Instruction J(2)(c) of Form 10-K.

                                     PART II
--------------------------------------------------------------------------------

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

American Airlines, Inc., the principal subsidiary of AMR, was founded in 1934. For financial reporting purposes, American's operations fall within two major lines of business: the Airline Group and the Information Services Group.

AIRLINE GROUP

The Airline Group consists primarily of American's Passenger and Cargo divisions.

AMERICAN'S PASSENGER DIVISION is one of the largest scheduled passenger airlines in the world. At the end of 1995, American provided scheduled jet service to more than 160 destinations, primarily throughout North America, the Caribbean, Latin America, Europe and the Pacific.

AMERICAN'S CARGO DIVISION is one of the largest scheduled air freight carriers in the world. The Cargo Division provides a full range of freight and mail services to shippers throughout the airline's system. In addition, through cooperative agreements with other carriers, it has the ability to transport shipments to virtually any country in the world.

INFORMATION SERVICES GROUP

The Information Services Group consists primarily of four divisions of American:
SABRE Travel Information Network (STIN), SABRE Computer Services (SCS), SABRE Development Services (SDS) and SABRE Interactive.

STIN markets SABRE -- one of the largest privately owned, real-time computer systems in the world -- which provides travel distribution and information services to nearly 30,000 travel agencies in 74 countries on six continents.

SCS manages and maintains AMR's technology infrastructure. This includes the planning, installation and operation of AMR's data centers, as well as technology and architectural planning for AMR units and for external customers. SCS also provides voice and data communication services to AMR, but is currently in negotiations with a third party to outsource this function.

SDS provides decision support systems, application software packages, systems development and consulting services to other AMR units and to external companies in the transportation, travel and other industries worldwide.

SABRE INTERACTIVE is a distribution strategy division formed by The SABRE Group in 1995 to develop opportunities for consumer-direct travel distribution via personal computer, CD-ROM, interactive television, cable television and other media.

These business units and certain other units of AMR form The SABRE Group, one of AMR's three major lines of business.

HIGHLIGHTS

SUMMARY American's net income in 1995 was $208 million. During the fourth quarter of 1995, American recorded a charge of $485 million ($302 million after tax) related to the cost of future pension and other postretirement benefits for voluntary early retirement programs offered in conjunction with recently renegotiated labor contracts covering members of the Transport Workers Union
(TWU) and the Association of Professional Flight Attendants (APFA), as well as provisions for the writedown of certain McDonnell Douglas DC-10 aircraft, and other restructuring activities. Before the special charge, net earnings were $510 million. In addition to the restructuring charge, the Company's 1995 earnings include a charge of $41 million ($26 million after tax) related to the loss of an aircraft operated by American. The expiration of the airline industry's fuel tax exemption increased the Company's costs by approximately $21 million before tax. In 1994, American recorded net income of $268 million. During the fourth quarter of 1994, American recorded a charge of $276 million ($173 million after tax) related to the cost of future pension and other postretirement benefits for agent and management/support staff voluntary early retirement programs, severance and other restructuring activities. Before the special charge, net earnings were $441 million. The Company's 1995 operating income was $968 million, compared to operating income of $912 million in 1994.

      In response to the increasing competitive emphasis on lower costs and lower fares, in 1993 AMR began implementing a new strategic framework, known as the Transition Plan. The Plan has three parts, each intended to improve AMR's results. First, make the core airline business bigger and stronger where economically justified. Second, and conversely, shrink the airline where it cannot compete profitably. Third, encourage and support the growth of the profitable information and management services businesses.

      American's improved results reflect progress on each of these three tenets, as well as strong economies in most of the markets it serves, relatively low jet fuel prices, and a healthier pricing environment which is attributable in part to more modest industry capacity growth.

      American continued its effort to find the most productive use for each of its aircraft. During 1995, the Company made major changes to its schedule. American reallocated resources to longer flights and reduced its short-haul flying, thus improving plane miles per jet aircraft by more than four percent. To improve the mix of traffic, American increased frequency in major markets while simultaneously ending hub operations at Raleigh/Durham and Nashville and reducing or eliminating jet service in 72 city pairs. On the international front, American increased the scope of its service to Latin America and the United Kingdom, and took advantage of the new U.S. - Canadian bilateral agreement to open service on several new Canadian routes and expand its code-sharing program with Canadian Airlines International (CAI).

      To reduce interest expense, the Company retired prior to maturity $139 million in face value of long-term debt, net of sinking fund balances. In addition, $616 million in outstanding principal of certain debt and lease obligations was refinanced during 1995. These transactions resulted in an extraordinary loss of $21 million ($13 million after tax) in 1995.

      Meanwhile, the Company's non-airline businesses continued their strong performances. As a result of its increased domestic booking share and the steady pace of international growth, The Information Services Group's revenues were up
13.5 percent from 1994 and its operating margin was approximately 26 percent.

REVENUES

1995 COMPARED TO 1994 American's operating revenues increased 5.2 percent to $15.6 billion in 1995, compared to $14.8 billion in 1994. Passenger revenues increased 4.0 percent, $509 million. The increase in passenger revenues resulted primarily from a 4.1 percent increase in passenger traffic, partially offset by a 0.1 percent decrease in passenger yield (the average amount one passenger pays to fly one mile) from 12.97 to 12.96 cents. American's average stage length increased approximately 8.2 percent from 1994 to 1995, which contributed to the decrease in passenger yield since per mile fares for longer trips tend to be lower than for shorter trips. For the year, domestic yield decreased 0.9 percent and Latin American yields decreased 4.2 percent; yield increased 8.1 percent in Europe and 8.2 percent in the Pacific. In 1995, American derived 69.4 percent of its passenger revenues from domestic operations and 30.6 percent from international operations.

      American's domestic traffic increased 1.7 percent, to 71.2 billion revenue passenger miles (RPMs), while domestic capacity, as measured by available seat miles (ASMs), decreased 1.3 percent. International traffic grew 9.8 percent, to
31.7 billion RPMs on capacity growth of 9.6 percent. The increase in international traffic was led by a 13.4 percent increase in Latin America on capacity growth of 12.4 percent, and a 7.4 percent increase in Europe on capacity growth of 7.9 percent.

      Other revenues, consisting of contract maintenance and ground handling services, fees for passenger services such as certain ticketing charges, and miscellaneous other revenues, increased 15.5 percent, $98 million, primarily as a result of an increase in contract maintenance and airport ground services performed by American for other airlines. The remaining portion of the increase is attributable to the growth in passenger traffic.

      Information Services Group revenues increased 13.5 percent, $171 million, primarily due to increased booking volumes, as a result of international expansion in Europe, Latin America and Asia, booking fee price increases and revenue generated from AMR's services agreement with CAI.

EXPENSES

1995 COMPARED TO 1994 Operating expenses in 1995 included restructuring charges of $485 million, primarily related to the cost of future pension and other postretirement benefits for voluntary early retirement programs offered in conjunction with recently renegotiated labor contracts covering members of the TWU and the APFA, as well as provisions for the writedown of certain DC-10 aircraft, and other restructuring activities. Excluding the restructuring costs, the Company's operating expenses increased 3.7 percent, $508 million. American's capacity increased 1.7 percent, to 155.3 billion ASMs. American's Passenger Division cost per ASM, excluding restructuring costs, increased 1.1 percent to
8.43 cents.

      Despite a 1.5 percent decrease in the average number of equivalent employees, wages, salaries and benefits expense rose 2.9 percent, $145 million. The increase was due primarily to contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing.

      Fuel expense increased 0.6 percent, $9 million, due to the October 1995 expiration of the fuel tax exemption for the airline industry. The expiration of the exemption resulted in additional fuel expense of $21 million for 1995. Absent the fuel tax, fuel expense would have decreased $12 million due primarily to lower jet fuel prices.

      Commissions to agents decreased 2.9 percent, $37 million, due principally to a reduction in average rates paid to agents attributable primarily to the change in commission structure implemented in February 1995, partially offset by commissions on increased passenger revenues.

      Maintenance materials and repairs expense increased 12.8 percent, $56 million, primarily due to reduced expense in 1994 as a result of warranty recoveries as well as certain engine and airframe service checks that became due for the first time in 1995.

      Other operating expenses (including communications charges, crew travel expenses, credit card fees, advertising, purchased services, and booking fees) increased 14.8 percent, $317 million, primarily due to costs associated with the outsourcing of passenger and aircraft handling functions at certain airports, costs associated with The Information Services Group's continuing efforts to increase product development and take further steps to preserve and enhance SABRE's market position, and costs associated with increased contract maintenance work that American performed for other airlines. In addition, American recognized approximately $19 million in foreign currency exchange losses attributable to unfavorable exchange rates, primarily in Latin America.

      Interest expense, net of amounts capitalized, increased 24.5 percent, $107 million, due primarily to a change in the terms of American's intercompany subordinated note agreement with AMR, and also due to the effect of rising short-term interest rates on floating rate debt and interest rate swap agreements, partially offset by reductions due to the repurchase and retirement of debt. Effective September 30, 1994, the subordinated promissory note bears interest based on the weighted average rate on AMR's long-term debt and preferred stock. Prior to September 30, 1994, interest on the subordinated note was based on the London Interbank Offered Rate (LIBOR).

      Miscellaneous - net for 1995 includes a $41 million charge related to the loss of an aircraft operated by American.

OTHER INFORMATION

ENVIRONMENTAL MATTERS American has been notified of potential liability with regard to several environmental cleanup sites. At sites where remedial litigation has commenced, potential liability is joint and several. American's alleged volumetric contributions at the sites are minimal. American does not expect these matters, individually or collectively, to have a significant impact on its financial position or liquidity. Additional information is included in
Note 3 to the consolidated financial statements.

CORPORATE STRUCTURE AMR plans to more fully develop and market its distinct information technology expertise through The SABRE Group and continues to investigate opportunities for further enhancing the value of its information technology businesses. In furtherance of these opportunities, AMR is taking preliminary steps, such as obtaining certain consents, that will allow it to proceed expeditiously should it decide that a reorganization of The SABRE Group into one or more subsidiaries of AMR is desirable. This reorganization, if concluded, may involve the transfer to AMR, by means of a dividend, of American's STIN, SCS, SDS and SABRE Interactive divisions. A final decision to proceed with a reorganization has not been made, however, and AMR could determine that conducting the business activities of The SABRE Group within the current corporate structure continues to be in the best interests of AMR's shareholders.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS

                                                                    Page
                                                                    ----
Report of Independent Auditors                                       16

Consolidated Statement of Operations                                 17

Consolidated Balance Sheet                                           18

Consolidated Statement of Cash Flows                                 20

Consolidated Statement of Stockholder's Equity                       21

Notes to Consolidated Financial Statements                           22

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
American Airlines, Inc.

      We have audited the accompanying consolidated balance sheets of American Airlines, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedules listed in Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Airlines, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

      As discussed in Note 9 to the consolidated financial statements, effective January 1, 1995, the Company changed its method of accounting for the impairment of long-lived assets to conform with Statement of Financial Accounting Standards No. 121.

                                              ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 15, 1996

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions)
--------------------------------------------------------------------------------

                                              Year Ended December 31,
                                         --------------------------------
                                           1995        1994        1993
                                         --------    --------    --------
REVENUES
  Airline Group:
    Passenger                            $ 13,335    $ 12,826    $ 12,900
    Cargo                                     668         648         637
    Other                                     732         634         527
                                         --------    --------    --------
                                           14,735      14,108      14,064

  Information Services Group                1,439       1,268       1,167
  Less:  Intergroup revenues                 (564)       (539)       (494)
                                         --------    --------    --------
    Total operating revenues               15,610      14,837      14,737
                                         --------    --------    --------

EXPENSES
  Wages, salaries and benefits              5,183       5,038       4,927
  Aircraft fuel                             1,565       1,556       1,818
  Commissions to agents                     1,236       1,273       1,393
  Depreciation and amortization             1,138       1,138       1,115
  Other rentals and landing fees              802         780         787
  Food service                                675         663         693
  Aircraft rentals                            604         620         639
  Maintenance materials and repairs           494         438         542
  Other operating expenses                  2,460       2,143       2,259
  Restructuring costs                         485         276        --
                                         --------    --------    --------
    Total operating expenses               14,642      13,925      14,173
                                         --------    --------    --------
OPERATING INCOME                              968         912         564

OTHER INCOME (EXPENSE)
  Interest income                              23          13           5
  Interest expense                           (557)       (457)       (408)
  Interest capitalized                         14          21          49
  Miscellaneous - net                         (55)        (47)       (136)
                                         --------    --------    --------
                                             (575)       (470)       (490)
                                         --------    --------    --------
EARNINGS BEFORE INCOME TAXES AND
EXTRAORDINARY LOSS                            393         442          74
Income tax provision                          172         174          51
                                         --------    --------    --------
EARNINGS BEFORE EXTRAORDINARY LOSS            221         268          23
EXTRAORDINARY LOSS, NET OF TAX BENEFIT        (13)       --          --
                                         --------    --------    --------

NET EARNINGS                             $    208    $    268    $     23
                                         ========    ========    ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEET
(in millions)
--------------------------------------------------------------------------------

                                                                 December 31,
                                                              -----------------
                                                                1995      1994
                                                              -------   -------
ASSETS

CURRENT ASSETS
  Cash                                                        $    70   $    13
  Short-term investments                                          816       744
  Receivables, less allowance for uncollectible
    accounts (1995 - $13; 1994 - $14)                           1,013       877
  Inventories, less allowance for obsolescence
    (1995 - $228; 1994 - $171)                                    516       590
  Deferred income taxes                                           310       270
  Other current assets                                            128       115
                                                              -------   -------
    Total current assets                                        2,853     2,609

EQUIPMENT AND PROPERTY
  Flight equipment, at cost                                    12,442    12,522
  Less accumulated depreciation                                 3,346     3,285
                                                              -------   -------
                                                                9,096     9,237

  Other equipment and property, at cost                         3,911     3,765
  Less accumulated depreciation                                 2,091     1,899
                                                              -------   -------
                                                                1,820     1,866
                                                              -------   -------
                                                               10,916    11,103

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
  Flight equipment                                              1,958     2,098
  Other equipment and property                                    254       267
                                                              -------   -------
                                                                2,212     2,365
  Less accumulated amortization                                   778       823
                                                              -------   -------
                                                                1,434     1,542

OTHER ASSETS
  Route acquisition costs, less accumulated amortization
    (1995 - $153; 1994 - $124)                                  1,003     1,032
  Airport operating and gate lease rights, less
    accumulated amortization (1995 - $89; 1994 - $72)             323       337
  Prepaid pension cost                                            268        99
  Other                                                           832       601
                                                              -------   -------
                                                                2,426     2,069
                                                              -------   -------

TOTAL ASSETS                                                  $17,629   $17,323
                                                              =======   =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEET
(in millions, except shares and par value)
--------------------------------------------------------------------------------

                                                           December 31,
                                                       --------------------
                                                         1995        1994
                                                       --------    --------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                     $    742    $    831
  Payables to affiliates                                    907         266
  Accrued salaries and wages                                686         581
  Accrued liabilities                                     1,138         853
  Air traffic liability                                   1,467       1,473
  Current maturities of long-term debt                       49          49
  Current maturities of long-term debt due to parent        193        --
  Current obligations under capital leases                  101         110
                                                       --------    --------
    Total current liabilities                             5,283       4,163

LONG-TERM DEBT, LESS CURRENT MATURITIES                   1,318       1,518

LONG-TERM DEBT DUE TO PARENT                              1,676       3,196

OBLIGATIONS UNDER CAPITAL LEASES,
  LESS CURRENT OBLIGATIONS                                1,777       1,964

OTHER LIABILITIES AND CREDITS
  Deferred income taxes                                     480         268
  Deferred gains                                            696         732
  Postretirement benefits                                 1,431       1,247
  Other liabilities and deferred credits                  1,322       1,002
                                                       --------    --------
                                                          3,929       3,249

COMMITMENTS, LEASES AND CONTINGENCIES

STOCKHOLDER'S EQUITY
  Common stock - $1 par value;
    1,000 shares authorized, issued and outstanding        --          --
  Additional paid-in capital                              1,699       1,699
  Minimum pension liability adjustment                       (1)       (199)
  Retained earnings                                       1,948       1,733
                                                       --------    --------
                                                          3,646       3,233
                                                       --------    --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $ 17,629    $ 17,323
                                                       ========    ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
--------------------------------------------------------------------------------

                                                          Year Ended December 31,
                                                       -----------------------------
                                                         1995       1994       1993
                                                       -------    -------    -------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net earnings                                         $   208    $   268    $    23
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Depreciation and amortization                      1,138      1,138      1,115
      Deferred income taxes                                 54         51         (4)
      Provision for restructuring costs                    485        276       --
      Provisions for losses                                 41       --          125
      Change in assets and liabilities:
        Decrease (increase) in receivables                (136)      (146)        11
        Increase in inventories                            (15)       (12)        (6)
        Increase (decrease) in accounts payable
         and accrued liabilities                           408         10         (6)
        Increase (decrease) in air traffic liability        (6)        13        (64)
      Other, net                                          (181)        93         79
                                                       -------    -------    -------
        Net cash provided by operating activities        1,996      1,691      1,273

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                    (842)      (899)    (1,873)
  Net decrease (increase) in short-term investments        (72)      (238)       287
  Other, net                                                59         36         35
                                                       -------    -------    -------
        Net cash used for investing activities            (855)    (1,101)    (1,551)

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from:
    Issuance of long-term debt                             184        130        330
    Sale-leaseback transactions                           --          280       --
  Net short-term borrowings (repayments)
    with maturities of 90 days or less                    --         --         (350)
  Other short-term borrowings                             --          200       --
  Payments on other short-term borrowings                 --         (200)       (30)
  Payments on long-term debt and capital lease            (582)      (206)      (294)
  obligations
  Funds transferred from (to) affiliates, net             (686)      (839)       551
  Other, net                                              --            3         81
                                                       -------    -------    -------
        Net cash provided by (used for) financing
        activities                                      (1,084)      (632)       288
                                                       -------    -------    -------
Net increase (decrease) in cash                             57        (42)        10
Cash at beginning of year                                   13         55         45
                                                       -------    -------    -------

Cash at end of year                                    $    70    $    13    $    55
                                                       =======    =======    =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(in millions)
--------------------------------------------------------------------------------

                                                                  Minimum
                                                 Additional       Pension
                                    Common        Paid-in        Liability       Retained
                                    Stock         Capital       Adjustment       Earnings        Total
                                    ------       ----------     ----------       --------       -------
Balance at January 1, 1993          $ --            $1,699          $--           $ 1,448       $ 3,147
Net earnings                          --              --             --                23            23
Other                                 --              --             --                (2)           (2)
                                    ------          ------          -----         -------       -------

Balance at December 31, 1993          --             1,699           --             1,469         3,168
Net earnings                          --              --             --               268           268
Adjustment for minimum
  pension liability                   --              --             (199)           --            (199)
Other                                 --              --             --                (4)           (4)
                                    ------          ------          -----         -------       -------

Balance at December 31, 1994          --             1,699           (199)          1,733         3,233
Net earnings                          --              --             --               208           208
Adjustment for minimum
  pension liability                   --              --              198            --             198
Other                                 --              --             --                 7             7
                                    ------          ------          -----         -------       -------

Balance at December 31, 1995        $ --            $1,699          $  (1)        $ 1,948       $ 3,646
                                    ======          ======          =====         =======       =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION American Airlines, Inc. (American or the Company) is a wholly-owned subsidiary of AMR Corporation (AMR). The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the 1995 presentation.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

TRANSACTIONS WITH AFFILIATES Transactions with affiliates are on a basis determined by the parties.

      American invests funds, including funds of affiliates, in a combined short-term investment portfolio and passes through interest income on such funds at the average rate earned on the portfolio. To the extent funds transferred to American exceed the invested portfolio, such amounts are converted to Long-Term Debt due to Parent under a subordinated note agreement with AMR. To the extent American invests its excess cash flows in the short-term investment portfolio, Long-Term Debt due to Parent is reduced with a corresponding increase in Payables to Affiliates. The subordinated promissory note bears interest based on the weighted-average rate on AMR's long-term debt and preferred stock (8.67 percent at December 31, 1995). The interest rate is reset every six months. The note is due September 30, 2004, unless extended. American may prepay the note without penalty at any time. Under the provisions of such note agreement, approximately $1.68 billion and $2.94 billion was included in Long-Term Debt due to Parent as of December 31, 1995 and 1994, respectively.

      Interest paid to affiliates in addition to interest income passed through on invested funds was approximately $254 million, $187 million and $132 million for the years ended December 31, 1995, 1994 and 1993, respectively.

      Interest expense includes $17 million for the years ended December 31, 1995 and 1994 and $16 million for the year ended December 31, 1993, relating to debentures held by AMR calculated at a 9.03 percent effective interest rate.

      American paid affiliates $137 million, $140 million and $138 million in 1995, 1994 and 1993, respectively, for ground handling services provided at selected airports, consulting services and investment management and advisory services with respect to short-term investments and the assets of its retirement benefit plans.

      American issues tickets for flights on its American Eagle affiliate regional carriers, owned by AMR Eagle, Inc., a subsidiary of AMR. As a result, the revenue collected for such tickets is prorated between American and the AMR Eagle carriers based on the segments flown by the respective carriers. In addition, in 1995, 1994 and 1993, American paid fees of $201 million, $174 million and $261 million, respectively, included in Other Operating Expenses, to AMR Eagle primarily for passengers connecting with American flights.

      American charges AMR affiliates for the use of its communications, accounting and information processing systems, as well as for other services.

      American recognizes compensation expense associated with certain AMR common stock-based awards for employees of American.

INVENTORIES Spare parts, materials and supplies relating to flight equipment are carried at average cost and are expensed when used in operations. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date aircraft are retired from service. These allowances are based on management estimates, which are subject to change.

EQUIPMENT AND PROPERTY The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that spare assemblies are depreciated on a group basis. The depreciable lives and residual values used for the principal depreciable asset classifications are:

                                                                                       Residual
                                                     Depreciable Life                    Value
                                                     ----------------------------      --------
Boeing 727-200                                       21 years(1)                            5%
DC-10-10                                             December 31, 1998(2)                   0%
DC-10-30                                             December 31, 1999(2)                   5%
Other aircraft                                       20 years                               5%
Major rotable parts, avionics and assemblies         Life of equipment to which            10%
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

PASSENGER REVENUES Passenger ticket sales are initially recorded as a component of air traffic liability. Revenue derived from ticket sales is recognized at the time transportation is provided. However, due to various factors, including the complex pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. Actual results could differ from those estimates.

ADVERTISING COSTS The Company expenses the costs of advertising as incurred. Advertising expense was $187 million, $196 million, and $197 million for the years ended December 31, 1995, 1994, and 1993.

FREQUENT FLYER PROGRAM The estimated incremental cost of providing free travel awards is accrued when such award levels are reached. American sells mileage credits to companies participating in its frequent flyer program. A portion of the revenue from the sale of mileage credits is deferred and recognized over a period approximating the period during which the mileage credits are used.

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

2.    SHORT-TERM INVESTMENTS

      Short-term investments consisted of (in millions):

                                                                  December 31,
                                                               -----------------
                                                               1995         1994
                                                               ----         ----
Overnight investments and time deposits                        $136         $324
Corporate notes                                                 457          246
Other debt securities                                           223          174
                                                               ----         ----

                                                               $816         $744
                                                               ====         ====

      Short-term investments at December 31, 1995, by contractual maturity was (in millions):

Due in one year or less                                        $458
Due after one year through three years                          278
Due after three years                                            80
                                                               ----

                                                               $816
                                                               ====

      All short-term investments were classified as available-for-sale and stated at fair value.

3.    COMMITMENTS AND CONTINGENCIES

      The Company has on order four Boeing 757-200 jet aircraft scheduled for delivery in 1996. Remaining payments for these aircraft and related equipment will be approximately $100 million in 1996. In addition to these commitments for aircraft, the Company has authorized expenditures of approximately $850 million for aircraft modifications, renovations of, and additions to, airport and office facilities and various other equipment and assets. American expects to spend approximately $350 million of this amount in 1996.

      In April 1995, American announced an agreement to sell 12 of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx), with delivery of the aircraft between 1996 and 1999. In addition, American has the option to sell its remaining seven MD-11 aircraft to FedEx with deliveries between 2000 and 2002. The carrying value of the 12 aircraft American has committed to sell was approximately $837 million as of December 31, 1995. Included in depreciation expense are charges related to these aircraft which totaled approximately $23 million for the year ended December 31, 1995.

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

      Special facility revenue bonds have been issued by certain municipalities, primarily to purchase equipment and improve airport facilities which are leased by American. In certain cases, the bond issue proceeds were loaned to American and are included in long-term debt. Certain bonds have rates that are periodically reset and are remarketed by various agents. In certain circumstances, American may be required to purchase up to $437 million of the special facility revenue bonds prior to maturity, in which case American has the right to resell the bonds or to use the bonds to offset its lease or debt obligations. American may borrow the purchase price of these bonds under standby letter-of-credit agreements. At American's option, these letters of credit are secured by funds held by bond trustees and by approximately $429 million of short-term investments.

      The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Some of the costs of the remediation effort may be borne by carriers currently operating at the Airport, including American, through increased landing fees since certain of the potentially responsible parties are no longer in business. The future increase in landing fees may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. The ultimate resolution is not, however, expected to have a significant impact on the financial position or the liquidity of American.

      American's collective bargaining agreement with the Allied Pilots Association (APA) became amendable on August 31, 1994. In January 1996, the APA filed a petition with the National Mediation Board (NMB) to appoint a federal mediator. A mediator has been appointed, and initial meetings have been held between the APA and the NMB mediator and between American and the NMB mediator. Joint meetings began in March 1996. The outcome of these negotiations and the impact on the Company cannot be determined at this time.

4.    LEASES

      American leases various types of equipment and property, including aircraft, passenger terminals, equipment and various other facilities. The future minimum lease payments required under capital leases, together with the present value of net minimum lease payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1995, were (in millions):

                                                 Capital            Operating
Year Ending December 31,                          Leases              Leases
                                                 --------           ---------
1996                                              $   203             $   843
1997                                                  228                 892
1998                                                  224                 905
1999                                                  219                 898
2000                                                  285                 860
2001 and subsequent                                 1,704              14,353
                                                  -------             -------

                                                    2,863(1)          $18,751(2)
                                                                      =======

Less amount representing interest                     983
                                                  -------

Present value of net minimum lease payments       $ 1,880
                                                  =======

(1) Future minimum payments required under capital leases include $205 million and $203 million guaranteed by AMR and American, respectively, relating to special facility revenue bonds issued by municipalities.

(2) Future minimum payments required under operating leases include $6.2 billion guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

      At December 31, 1995, the Company had 198 jet aircraft under operating leases and 74 jet aircraft under capital leases.

      The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft. Of the aircraft American has under operating leases, 15 Boeing 767-300 Extended Range aircraft are cancelable upon 30 days' notice during the initial 10-year lease term. At the end of that term in 1998, the leases can be renewed for periods ranging from 10 to 12 years.

      Rent expense, excluding landing fees, was $1.2 billion for 1995, 1994 and 1993.

5.    INDEBTEDNESS

      Long-term debt (excluding amounts maturing within one year) consisted of (in millions):

                                                                December 31,
                                                             -------------------
                                                              1995         1994
                                                             ------       ------
7.67% - 9.59% notes due through 2014                         $  624       $  686
Variable rate indebtedness due through 2024
(3.83% - 7.19% at December 31, 1995)                            475          578
6.0% - 9.25% bonds due through 2031                             176          181
Other                                                            43           73
                                                             ------       ------

Long-term debt, less current maturities                      $1,318       $1,518
                                                             ======       ======

      Maturities of long-term debt (including sinking fund requirements) for the next five years are: 1996 - $49 million; 1997 - $47 million; 1998 - $55 million; 1999 - $53 million; 2000 - $57 million.

      Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $1.3 billion.

      During 1995, American retired prior to maturity $139 million in face value of long-term debt, net of sinking fund balances. Cash from operations provided the funding for the retirements. In addition, $616 million in outstanding principal of certain debt and lease obligations was refinanced during 1995. These transactions resulted in an extraordinary loss of $21 million ($13 million after tax) for the year ended December 31, 1995.

      American has a $1.0 billion credit facility agreement which expires in 1999. Interest on the agreement is calculated at floating rates based upon the London Interbank Offered Rate (LIBOR). At January 15, 1996, no borrowings were outstanding and $1.0 billion was available under this facility.

      Certain of American's debt and credit facility agreements contain certain restrictive covenants, including a cash flow coverage test, a minimum net worth requirement and limitations on indebtedness and limitations on the declaration of dividends. At December 31, 1995, under the most restrictive provisions of those agreements, approximately $857 million of American's retained earnings were available for payment of dividends to AMR.

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

      The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with the majority of its counterparties which may require the Company or the counterparty to post collateral if the value of these instruments fall below certain mark-to-market thresholds. As of December 31, 1995, no collateral was required under these agreements, and the Company does not expect to post collateral in the near future.

      INTEREST RATE RISK MANAGEMENT

      American enters into interest rate swap contracts to effectively convert a portion of its fixed-rate obligations to floating-rate obligations. These agreements involve the exchange of amounts based on a floating interest rate for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the obligation. The related amount payable to or receivable from counterparties is included in current liabilities or assets. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment. Because American's operating results tend to be better in economic cycles with relatively high interest rates and its capital investments tend to be financed with long-term fixed-rate instruments, interest rate swaps in which American pays the floating rate and receives the fixed rate are used to reduce the impact of economic cycles on American's net income.

      The following table indicates the notional amounts and fair values of the Company's interest rate swap agreements (in millions):

                                                                December 31,
                                          --------------------------------------------------------
                                                   1995                            1994
                                          -------------------------      -------------------------
                                          Notional                       Notional
                                           Amount        Fair Value       Amount        Fair Value
                                          --------       ----------      --------       ----------
Interest rate swap agreements              $1,980           $12           $1,980          $(174)

      The fair values represent the amount the Company would receive or pay to terminate the agreements at December 31, 1995 and 1994, respectively.

      At December 31, 1995, the weighted average remaining duration of the interest rate swap agreements in effect was 3.1 years. The weighted average floating rates and fixed rates on the contracts outstanding were:

                                                            December 31,
                                                      -----------------------
                                                       1995             1994
                                                      ------           ------
Average floating rate                                 5.786%           5.720%
Average fixed rate                                    5.304%           5.207%

      Floating rates are primarily based on LIBOR and may change significantly, affecting future cash flows. The net impact of the interest rate swap program on interest expense was an increase of $18 million in 1995 and a decrease of $14 million in 1994. The impact on the Company's weighted-average borrowing rate for the periods presented is immaterial.

      FUEL PRICE RISK MANAGEMENT

      American enters into fuel swap contracts to protect against increases in jet fuel prices. Under the agreements, American receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. Gains and losses on fuel swap agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. At December 31, 1995, American had agreements with broker-dealers to exchange payments on approximately 295 million gallons of fuel products, which represents approximately 11 percent of its expected 1996 fuel needs. The Company does not expect the fuel price hedging program to have a material effect on liquidity. The fair value of the Company's fuel swap agreements at December 31, 1995, representing the amount the Company would receive to terminate the agreements, was immaterial.

      FOREIGN EXCHANGE RISK MANAGEMENT

      To hedge against the risk of future currency exchange rate fluctuations on certain debt and lease obligations and related interest payable in foreign currencies, the Company has entered into various foreign currency exchange agreements. Changes in the value of the agreements due to exchange rate fluctuations are offset by changes in the value of the foreign currency denominated debt and lease obligations translated at the current exchange rate. Discounts or premiums are accreted or amortized as an adjustment to interest expense over the lives of the underlying debt or lease obligations. The related amounts due to or from counterparties are included in other liabilities or other assets. The net fair values of the Company's currency exchange agreements, representing the amount American would receive to terminate the agreements, were:

                                                December 31,
                        --------------------------------------------------------------
                                    1995                            1994
                        -----------------------------    -----------------------------
                          Notional       Fair Value        Notional       Fair Value
                           Amount       (in millions)       Amount       (in millions)
                        ------------    -------------    ------------    -------------
Japanese Yen            25.0 billion      $     28       25.6 billion      $   41

      The exchange rates on the Japanese Yen agreements range from 66.50 to
137.26 Yen per U.S. dollar.

      To hedge against the risk of future exchange rate fluctuations on a portion of American's foreign cash flows, the Company entered into various currency put option agreements during 1995 on a number of foreign currencies. The option contracts are denominated in the same foreign currency in which the projected foreign cash flows are expected to be denominated. These contracts are designated and effective as hedges of probable quarterly foreign cash flows for various periods through September 30, 1998, which otherwise would expose the Company to foreign currency risk. Realized gains on the currency put option agreements are recognized as a component of passenger revenue. At December 31, 1995, the notional amount related to these options totaled approximately $743 million and the fair value, representing the amount American would receive to terminate the agreements, totaled approximately $16.5 million.

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

                                                             December 31,
                                        -------------------------------------------------------
                                                  1995                          1994
                                        ------------------------     --------------------------
                                         Carrying        Fair         Carrying          Fair
                                           Value        Value           Value          Value
                                        ----------    ----------     ----------      ----------
       Long-term debt due to Parent     $    1,869    $    2,077     $    3,196      $    2,917
       7.67% - 9.59% notes                     636           718            698             641
       Variable rate indebtedness              501           501            606             605
       6.0% - 9.25% bonds                      176           183            181             187
       Other                                    54            60             82              69
                                        ----------    ----------     ----------      ----------

                                        $    3,236    $    3,539     $    4,763      $    4,419
                                        ==========    ==========     ==========      ==========

7.    INCOME TAXES

      American, as a wholly-owned subsidiary, is included in AMR's consolidated tax return. Under the terms of American's tax sharing agreement with AMR, American's provision for income taxes has been computed on the basis that American files separate consolidated income tax returns with its subsidiaries.

      The significant components of the income tax provision were (in millions):

                                                                Year Ended December 31,
                                                     ----------------------------------------------
                                                        1995              1994              1993
                                                     ----------        ----------        ----------
       Current                                       $      118        $      123        $       55
       Deferred                                              54                96               204
       Benefit of operating loss carryforwards                -               (45)             (208)
                                                     ----------        ----------        ----------

                                                     $      172        $      174        $       51
                                                     ==========        ==========        ==========

      The income tax provision includes a federal income tax provision of $148 million, $146 million and $43 million for the years ended December 31, 1995, 1994 and 1993, respectively.

        The income tax provision differed from amounts computed at the statutory federal income tax rate as follows (in millions):

                                                                Year Ended December 31,
                                                     ---------------------------------------------
                                                        1995              1994              1993
                                                     ---------         ---------         ---------
       Statutory income tax provision                $     137         $     155         $      26
       Meal expense                                         19                19                 8
       State income tax provision, net                      12                13                 3
       Other, net                                            4               (13)               14
                                                     ---------         ---------         ---------

       Income tax provision                          $     172         $     174         $      51
                                                     =========         =========         =========

      The components of American's deferred tax assets and liabilities were (in millions):

                                                               December 31,
                                                           --------------------
                                                             1995         1994
                                                           -------      -------
Deferred tax assets:
Postretirement benefits other than pensions                $   501      $   436
Gains from lease transactions                                  253          267
Alternative minimum tax credit carryforwards                   566          456
Operating loss carryforwards                                   426          474
Other                                                          629          588
Valuation allowance                                            (10)         (10)
                                                           -------      -------
Total deferred tax assets                                    2,365        2,211
                                                           -------      -------

Deferred tax liabilities:
Accelerated depreciation and amortization                   (2,244)      (2,013)
Pensions                                                       (65)          (5)
Other                                                         (226)        (191)
                                                           -------      -------
Total deferred tax liabilities                              (2,535)      (2,209)
                                                           -------      -------

Net deferred tax asset (liability)                         $  (170)     $     2
                                                           =======      =======

      At December 31, 1995, American had available under the terms of its tax sharing agreement with AMR approximately $566 million of alternative minimum tax credit carryforwards available for an indefinite period, and approximately $1.2 billion of net operating loss carryforwards for regular tax purposes, which expire as follows: 2007 - $390 million, 2008 - $572 million and 2009 - $254 million.

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

      Total costs for all pension plans were (in millions):

                                                     Year Ended December 31,
                                                  -----------------------------
                                                    1995        1994       1993
                                                  -------      -----      -----
Defined benefit plans:
 Service cost - benefits earned during
  the period                                      $   162      $ 201      $ 167
 Interest cost on projected benefit
  obligation                                          323        292        285
 Loss (return) on assets                           (1,288)       232       (638)
 Net amortization and deferral                      1,008       (541)       356
                                                  -------      -----      -----

 Net periodic pension cost for defined
  benefit plans                                       205        184        170

Defined contribution plans                            124        119        118
Early retirement programs(1)                          220        154       --
                                                  -------      -----      -----

Total                                             $   549      $ 457      $ 288
                                                  =======      =====      =====

(1) In late 1995 and 1994, American offered early retirement programs to select groups of employees as part of its restructuring efforts. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", American recognized additional pension expense of $220 million and $154 million associated with these programs in 1995 and 1994, respectively. Of these amounts, $118 million and $120 million were for special termination benefits and $102 million and $34 million were for the actuarial losses resulting from the early retirements for 1995 and 1994, respectively.

      The funded status and actuarial present value of benefit obligations of the defined benefit plans were (in millions):

                                                              December 31,
                                    ----------------------------------------------------------------
                                                 1995                              1994
                                    ------------------------------    ------------------------------
                                     Plans with       Plans with       Plans with       Plans with
                                      Assets in       Accumulated       Assets in       Accumulated
                                      Excess of         Benefit         Excess of         Benefit
                                     Accumulated      Obligation       Accumulated      Obligation
                                       Benefit       in Excess of        Benefit       in Excess of
                                     Obligation         Assets         Obligation         Assets
                                    -------------    -------------    -------------    -------------
Vested benefit obligation              $ 4,145            $ 42            $ 1,063         $ 2,118
                                       =======            ====            =======         =======

Accumulated benefit
obligation                             $ 4,279            $ 46            $ 1,113         $ 2,175
Effect of projected future
salary increases                           728              20                251             308
                                       -------            ----            -------         -------
Projected benefit obligation             5,007              66              1,364           2,483
                                       -------            ----            -------         -------

Plan assets at fair value                4,545               6              1,161           2,144

Plan assets less than
projected benefit obligation              (462)            (60)              (203)           (339)
Unrecognized net loss                      703              19                223             719
Unrecognized prior service
cost (benefit)                              14               9                 47             (46)
Unrecognized transition
asset                                      (45)             (1)               (14)            (44)
Adjustment to record
minimum pension liability                 --               (12)              --              (329)
                                       -------            ----            -------         -------

Prepaid (accrued) pension
cost(1)                                $   210            $(45)           $    53         $   (39)
                                       =======            ====            =======         =======

(1) American's funding policy is to make contributions equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

      Plan assets consist primarily of domestic and foreign government and corporate debt securities, marketable equity securities, and money market fund and mutual fund shares, of which approximately $119 million and $141 million of plan assets at December 31, 1995 and 1994, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

      The projected benefit obligation was calculated using weighted average discount rates of 7.25% and 8.75% at December 31, 1995 and 1994, respectively; rates of increase for compensation of 4.20% and 4.40% at December 31, 1995 and 1994, respectively; and the 1983 Group Annuity Mortality Table. The weighted average expected long-term rate of return on assets was 9.50% in 1995 and 1994, and 10.50% in 1993. The vested benefit obligation and plan assets at fair value at December 31, 1995, for plans whose benefits are guaranteed by the Pension Benefit Guaranty Corporation were $4.1 billion and $4.5 billion, respectively.

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

      Net other postretirement benefit cost was (in millions):

                                                        Year Ended December 31,
                                                        -----------------------
                                                         1995     1994     1993
                                                        -----    -----    -----
Service cost - benefits earned during the period        $  48    $  62    $  47
Interest cost on accumulated other
  postretirement benefit obligation                        99       86       86
Return on assets                                           (2)      (1)      --
Net amortization and deferral                              (6)      (4)      (4)
                                                        -----    -----    -----

Net other postretirement benefit cost                   $ 139    $ 143    $ 129
                                                        =====    =====    =====

      In addition to net other postretirement benefit cost, in late 1995 and 1994, American offered early retirement programs to select groups of employees as part of its restructuring efforts. In accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," American recognized additional other postretirement benefit expense of $93 million and $71 million associated with these programs in 1995 and 1994, respectively. Of these amounts, $26 million and $43 million were for special termination benefits and $67 million and $28 million were for the net actuarial losses resulting from the early retirements for 1995 and 1994, respectively.

      The funded status of the plan, reconciled to the accrued other postretirement benefit cost recognized in American's balance sheet, was (in millions):

                                                                 December 31,
                                                             -------------------
                                                               1995        1994
                                                             -------      ------
Retirees                                                     $   705      $  542
Fully eligible active plan participants                          176         207
Other active plan participants                                   546         422
                                                             -------      ------
Accumulated other postretirement benefit obligation            1,427       1,171
Plan assets at fair value                                         28          14
                                                             -------      ------
Accumulated other postretirement benefit obligation
  in excess of plan assets                                     1,399       1,157
Unrecognized net loss                                            (29)       --
Unrecognized prior service benefit                                61          90
                                                             -------      ------

Accrued other postretirement benefit cost                    $ 1,431      $1,247
                                                             =======      ======

      Plan assets consist primarily of shares of a mutual fund managed by a subsidiary of AMR.

      For 1995 and 1994, future benefit costs were estimated assuming per capita cost of covered medical benefits would increase at an eight and nine percent annual rate, respectively, decreasing gradually to a four percent annual growth rate in 2000 and thereafter. A one percent increase in this annual trend rate would have increased the accumulated other postretirement benefit obligation at December 31, 1995, by approximately $128 million and 1995 other postretirement benefit cost by approximately $18 million. The weighted average discount rate used in estimating the accumulated other postretirement benefit obligation was 7.25% and 8.75% at December 31, 1995 and 1994, respectively.

9.    RESTRUCTURING COSTS

      In 1995 and 1994, the Company recorded $485 million and $276 million, respectively, for restructuring costs which included (in millions):

                                                            Year Ended December 31,
                                                            -----------------------
                                                            1995               1994
                                                            ----               ----
Special termination benefits:
  Pension                                                   $118               $120
  Other postretirement benefits                               26                 43
  Other termination benefits                                  19                --
Actuarial losses:
  Pension                                                    102                 34
  Other postretirement benefits                               67                 28
                                                            ----               ----

Total cost of early retirement programs                      332                225
Provisions for aircraft impairment and retirement            145                --
Severance                                                    --                  28
Other                                                          8                 23
                                                            ----               ----

                                                            $485               $276
                                                            ====               ====

      In 1995, approximately 2,100 mechanics and fleet service clerks and 300 flight attendants elected early retirement under programs offered in conjunction with renegotiated union labor contracts, and the majority of these employees will leave the Company's workforce during 1996. The Company recorded restructuring costs of $332 million in 1995 related to these early retirement programs. A large portion of the funding for the programs was done in 1995. The remaining cash payments associated with these programs will be expended as required for funding the appropriate pension and other postretirement benefit plans in future years.

      The aircraft portion of the 1995 restructuring costs consists of a $145 million provision related to the writedown of certain McDonnell Douglas DC-10 aircraft. Effective January 1, 1995, American adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In 1995, the Company evaluated its fleet operating plan with respect to the DC-10-10 fleet and, as a result, believes that the estimated future cash flows expected to be generated by these aircraft will not be sufficient to recover their net book value. Management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions. As a result of this analysis, the Company determined that a writedown of the DC-10-10 aircraft to the net present value of their estimated discounted future cash flows was warranted, which resulted in a $112 million charge. In addition, the Company recorded a $33 million charge to reflect a diminution in the estimated market value of certain DC-10 aircraft previously grounded by the Company. No cash costs have been incurred or are expected as a result of these DC-10 writedowns. The writedowns are expected to reduce 1996 depreciation expense by approximately $19 million.

      In 1994, approximately 1,700 agents and 600 management employees elected early retirement under programs offered to select groups of employees and left the Company's workforce during 1995. The Company recorded restructuring costs of $225 million in 1994 related to these early retirement programs. A large portion of the funding for these programs was done in 1994. The remaining cash payments associated with these programs will be expended as required for funding the appropriate pension and other postretirement benefit plans in future years.

      The $28 million severance provision recorded in 1994 was for additional workforce reductions affecting approximately 2,300 agent and management personnel as a result of scheduled service reductions and improved administrative efficiencies. Cash outlays for severance payments in 1995 totaled approximately $22 million, with the remaining $6 million expected to occur during 1996.

      The remaining $23 million included in the 1994 restructuring costs represents provisions for excess leased facilities and other restructuring activities. Cash outlays are estimated to be approximately $18 million, of which approximately $3 million occurred in 1995.

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

      Miscellaneous - net in 1995 includes a $41 million charge related to the loss of an aircraft operated by American. Miscellaneous - net in 1993 includes a $125 million charge related to the retirement of certain McDonnell Douglas DC-10 aircraft.

11.   FOREIGN OPERATIONS

      American conducts operations in various foreign countries. American's operating revenues from foreign operations were (in millions):

                                                     Year Ended December 31,
                                                --------------------------------
                                                 1995         1994         1993
                                                ------       ------       ------
Latin America                                   $2,316       $2,134       $1,888
Europe                                           2,059        1,839        1,659
Pacific                                            373          347          362
                                                ------       ------       ------

Foreign operating revenues                      $4,748       $4,320       $3,909
                                                ======       ======       ======

12.   SEGMENT INFORMATION

      American's operations fall within two industry segments: the Airline Group and the Information Services Group. For a description of each of these groups, refer to Management's Discussion and Analysis on page 11.

      The following table presents selected financial data by industry segment (in millions):

                                                      Year Ended December 31,
                                                   -----------------------------
                                                     1995       1994       1993
                                                   -------    -------    -------
Airline Group:
  Revenues                                         $14,735    $14,108    $14,064
  Operating profit                                     600        570        307
  Depreciation and amortization                        974        966        949
  Restructuring costs                                  485        270       --
  Capital expenditures, including route
    acquisition costs                                  729        731      1,704
  Identifiable assets                               16,839     16,580     16,801

Information Services Group:
  Revenues                                         $ 1,439    $ 1,268    $ 1,167
  Operating profit                                     368        342        257
  Depreciation and amortization                        164        172        166
  Restructuring costs                                 --            6       --
  Capital expenditures                                 113        168        169
  Identifiable assets                                  480        473        446

      Identifiable assets are gross assets used by a business segment, including an allocated portion of assets used jointly by more than one business segment. General corporate and other assets not allocated to business segments were $310 million, $270 million and $279 million at December 31, 1995, 1994 and 1993, respectively, and consist primarily of income tax assets.

      Intergroup revenues consist of revenues earned by the Information Services Group from the Airline Group.

13.   SUPPLEMENTAL CASH FLOW INFORMATION

      Supplemental disclosures of cash flow information and non-cash activities (in millions):

                                                       Year Ended December 31,
                                                      ------------------------
                                                      1995      1994      1993
                                                      ----      ----      ----
Cash payments (refunds) for:
  Interest (net of interest capitalized)              $542      $406      $ 356
  Income taxes                                          49        34         (8)

Financing activities not affecting cash:
  Capital lease obligations incurred                  $--       $280      $--

14.   QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited summarized financial data by quarter for 1995 and 1994 (in millions):

                                      First       Second      Third     Fourth
                                     Quarter      Quarter    Quarter    Quarter
                                     -------      -------    -------    -------
   1995
Operating revenues                   $ 3,679      $3,978     $4,096     $ 3,857
Operating income (loss)                  251         456        478        (217)
Earnings (loss) before
  extraordinary loss                      56         192        212        (239)
Net earnings (loss)                       56         192        212        (252)

   1994
Operating revenues                   $ 3,508      $3,763     $3,890     $ 3,676
Operating income (loss)                  104         373        471         (36)
Net earnings (loss)                       (3)        172        220        (121)


      Results for the fourth quarter of 1995 include $485 million in restructuring costs, primarily representing the cost of early retirement programs for Airline Group employees and provisions for the writedown of certain DC-10 aircraft. Results for the fourth quarter of 1995 also include a $41 million charge related to the loss of an aircraft operated by American.

      Results for the fourth quarter of 1994 include $276 million in restructuring costs, primarily representing the cost of early retirement programs and severance for Airline Group employees. During the second quarter of 1994, the Company changed its estimate of the usage patterns of miles awarded by participating companies in American's AAdvantage frequent flyer program. The positive impact of the change in estimate on revenues for the second, third and fourth quarters of 1994 was $35 million, $14 million and $10 million, respectively, as compared to the same quarters in 1993.

ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
-------------------------------------------------------------------------------

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

                                     PART IV
-------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The financial statements listed in the accompanying index to financial statements and schedules are filed as part of this report.

     (2) The schedules listed in the accompanying index to financial statements and schedules are filed as part of this report.

     (3) Exhibits required to be filed by Item 601 of Regulation S-K. (Where the amount of securities authorized to be issued under any of American's long-term debt agreements does not exceed 10 percent of American's assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, American hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.)

        EXHIBIT
        -------
          3(a)      Composite of the Certificate of Incorporation of American,
                    incorporated by reference to Exhibit 3(a) to American's
                    report on Form 10-K for the year ended December 31, 1982,
                    file number 1-2691.

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

          10(c) American's 1992 Incentive Compensation Plan incorporated by refernce to Exhibit 10(c) to American's report on Form 10-K for the year ended December 31, 1991, file marker 1-2691.


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

          10(ee)    Aircraft Sales Agreement by and between American Airlines,
                    Inc. and Federal Express Corporation, dated April 7, 1995.

          19 The 1974 and 1979 American Airlines (AMR) Stock Option plans as amended March 16, 1983, incorporated by reference to
                    Exhibit 19 to American's report on Form 10-K for the year ended December 31, 1983, file number 1-2691. Refer to
                    Exhibits 10(d) and 10(e).

          23        Consent of Independent Auditors appears on page 43 hereof.

(b)   Reports on Form 8-K:

None.

                             AMERICAN AIRLINES, INC.
                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                    COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  [ITEM 14(A)]

                                                                                              Page
                                                                                            --------

FINANCIAL STATEMENTS

Report of Independent Auditors                                                                  16

Consolidated Statement of Operations for the Years Ended
December 31, 1995, 1994 and 1993                                                                17

Consolidated Balance Sheet at December 31, 1995 and 1994                                     18-19

Consolidated Statement of Cash Flows for the Years Ended
December 31, 1995, 1994 and 1993                                                                20

Consolidated Statement of Stockholder's Equity for the Years Ended
December 31, 1995, 1994 and 1993                                                                21

Notes to Consolidated Financial Statements                                                   22-37

CONSOLIDATED SCHEDULES FOR THE YEARS ENDED
DECEMBER 31, 1995, 1994 AND 1993

Schedule II    Valuation and Qualifying Accounts and Reserves                                44-46

All other schedules are omitted since the required information is included in the financial statements or notes thereto, or since the required information is either not present or not present in sufficient amounts.

                             AMERICAN AIRLINES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    (DEDUCTED FROM ASSET TO WHICH APPLICABLE)
                          YEAR ENDED DECEMBER 31, 1995
                                  (IN MILLIONS)

                                                             CHARGED TO
                                                             ----------                 SALES,       BALANCE
                               BALANCE AT     OTHER     DEPREC.   RESTRUC-    NET     RETIREMENTS       AT
                               BEGINNING    OPERATING     AND      TURING    WRITE-      AND          END OF
                                 OF YEAR    EXPENSES     AMORT.     COSTS     OFF      TRANSFERS       YEAR
                                --------    --------     ------     -----     ---      ---------       ----

Allowance for
  uncollectible accounts          $ 14        $ 14         $ -       $ -       $(15)      $  -         $ 13


Allowance for
  obsolescence of inventories      171           -          36         9          -        (12)         228

                            AMERICAN AIRLINES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   (DEDUCTED FROM ASSET TO WHICH APPLICABLE)
                          YEAR ENDED DECEMBER 31, 1994
                                 (IN MILLIONS)

                                                             CHARGED TO
                                                             ----------                 SALES,       BALANCE
                               BALANCE AT     OTHER     DEPREC.   RESTRUC-    NET     RETIREMENTS       AT
                               BEGINNING    OPERATING     AND      TURING    WRITE-      AND          END OF
                                 OF YEAR    EXPENSES     AMORT.     COSTS     OFF      TRANSFERS       YEAR
                                --------    --------     ------     -----     ---      ---------       ----


Allowance for
  uncollectible accounts          $ 26         $18          $ -      $ -       $(30)      $  -         $ 14


Allowance for
  obsolescence of inventories      162           -           28        -          -        (18)         171


Reserve for anticipated loss
  on fleet retirement               50           -            -        4        (34)         -           20

                            AMERICAN AIRLINES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   (DEDUCTED FROM ASSET TO WHICH APPLICABLE)
                          YEAR ENDED DECEMBER 31, 1993
                                 (IN MILLIONS)

                                                             CHARGED TO
                                                             ----------                 SALES,       BALANCE
                               BALANCE AT     OTHER     DEPREC.   RESTRUC-    NET     RETIREMENTS       AT
                               BEGINNING    OPERATING     AND      TURING    WRITE-      AND          END OF
                                 OF YEAR    EXPENSES     AMORT.     COSTS     OFF      TRANSFERS       YEAR
                                --------    --------     ------     -----     ---      ---------       ----


Allowance for
  uncollectible accounts            $ 28       $19          $ -      $  -      $(21)      $  -         $ 26


Allowance for
  obsolescence of inventories        130         -           10         -         -         22          162


Reserve for anticipated loss
  on fleet retirement                 20         -            -       125       (83)       (12) (a)      50


(a) Transfer to Allowance for obsolescence of inventories.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN AIRLINES, INC.

/s/  Robert L. Crandall
---------------------------------------------
Robert L. Crandall
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/  Gerard J. Arpey
---------------------------------------------
Gerard J. Arpey

Senior Vice President - Finance and Planning and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:

/s/  Howard P. Allen                        /s/  Dee J. Kelly
----------------------------------          -----------------------------------
Howard P. Allen                             Dee J. Kelly


/s/  David L. Boren                         /s/  Ann D. McLaughlin
----------------------------------          -----------------------------------
David L. Boren                              Ann D. McLaughlin


/s/  Edward A. Brennan                      /s/  Charles H. Pistor, Jr.
----------------------------------          -----------------------------------
Edward A. Brennan                           Charles H. Pistor, Jr.


/s/  Armando M. Codina                      /s/  Joe M. Rodgers
----------------------------------          -----------------------------------
Armando M. Codina                           Joe M. Rodgers


/s/  Christopher F. Edley                   /s/  Maurice Segall
----------------------------------          -----------------------------------
Christopher F. Edley                        Maurice Segall


/s/  Charles T. Fisher, III                 /s/  Eugene F. Williams, Jr.
----------------------------------          -----------------------------------
Charles T. Fisher, III                      Eugene F. Williams, Jr.

/s/  Earl G. Graves
----------------------------------
Earl G. Graves

Date:   March 20, 1996

                               INDEX TO EXHIBIT



EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------

     10(ee) Aircraft Sales Agreement by and between American Airlines, Inc. and Federal Express Corporation, dated April 7, 1995.

     23        Consent of Independent Auditors.


     27        Financial Data Schedule