Form 10-Q
period 1996-03-31
AMERICAN AIRLINES INC
filed 1996-04-30
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[x]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Period Ended March 31, 1996.


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


Common Stock, $1 par value - 1,000 as of April 30, 1996

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Information

  Consolidated Statement of Operations -- Three months ended March 31, 1996 and 1995

  Condensed Consolidated Balance Sheet -- March 31, 1996 and December
  31, 1995

  Condensed Consolidated Statement of Cash Flows -- Three months ended March 31, 1996 and 1995

  Notes  to Condensed Consolidated Financial Statements -- March  31,
  1996


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

PART 1. FINANCIAL INFORMATION

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions)

                                                 Three Months Ended
                                                     March 31,
                                                 1996          1995
Revenues
  Airline Group:
    Passenger                                  $3,287        $3,090
    Cargo                                         160           156
    Other                                         182           158
                                                3,629         3,404

    Information Services Group                    408           364
    Less: Intergroup revenues                    (139)         (142)
      Total operating revenues                  3,898         3,626

Expenses
  Wages, salaries and benefits                  1,332         1,263
  Aircraft fuel                                   424           365
  Commissions to agents                           296           307
  Depreciation and amortization                   271           287
  Other rentals and landing fees                  197           195
  Food service                                    154           158
  Aircraft rentals                                148           153
  Maintenance materials and repairs               134           118
  Other operating expenses                        584           529
    Total operating expenses                    3,540         3,375
Operating Income                                  358           251

Other Income (Expense)
  Interest income                                   5             5
  Interest expense                               (111)         (145)
  Miscellaneous - net                              (1)          (11)
                                                 (107)         (151)
Earnings Before Income Taxes                      251           100
Income tax provision                              101            44
Net Earnings                                   $  150        $   56

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                                March      December
                                                 31,          31,
                                                1996         1995
Assets                                      (Unaudited)    (Note 1)

Current Assets
  Cash                                        $     31     $     70
  Short-term investments                           791          816
  Receivables, net                               1,222        1,013
  Inventories, net                                 532          516
  Other current assets                             469          438
    Total current assets                         3,045        2,853

Equipment and Property
  Flight equipment, net                          8,902        9,096
  Other equipment and property, net              1,811        1,820
                                                10,713       10,916
Equipment and Property Under  Capital Leases
  Flight equipment, net                          1,251        1,274
  Other equipment and property, net                160          160
                                                 1,411        1,434

Route acquisition costs, net                       996        1,003
Other assets, net                                1,402        1,423
                                              $ 17,567     $ 17,629
Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                            $    803     $    742
  Payables to affiliates                           968          907
  Accrued liabilities                            1,558        1,789
  Air traffic liability                          1,707        1,467
  Current maturities of long-term debt              33           49
  Current maturities of long-term debt  due
     to Parent                                       -          193
  Current obligations under capital leases         125          101
    Total current liabilities                    5,194        5,248

Long-term debt, less current maturities          1,170        1,318
Long-term debt due to Parent                     1,676        1,676
Obligations   under  capital  leases,   less
   current obligations                           1,702        1,777
Deferred income taxes                              479          480
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            3,552        3,484

Stockholder's Equity
  Common stock                                       -            -
  Additional paid-in capital                     1,699        1,699
  Retained earnings                              2,095        1,947
                                                 3,794        3,646
                                              $ 17,567     $ 17,629

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                                 Three Months Ended
                                                     March 31,
                                               1996          1995
Net Cash Provided by Operating Activities      $  296        $  228

Cash Flow from Investing Activities:
  Capital expenditures                            (94)         (440)
  Net decrease in short-term investments           25           270
  Proceeds from sale of equipment and property     73            57
        Net cash provided by (used for)
           investing activities                     4          (113)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
     lease obligations                           (207)          (52)
  Funds transferred to affiliates, net           (132)          (21)
        Net cash used for financing activities   (339)          (73)

Net increase (decrease) in cash                   (39)           42
Cash at beginning of period                        70            13

Cash at end of period                          $   31        $   55

Cash Payments For:
  Interest                                     $  114        $  135
  Income taxes                                    133            17

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. (American or the Company) Annual Report on Form 10-K for the year ended December 31, 1995.

2.Certain amounts from 1995 have been reclassified to conform with the 1996 presentation.

3.Accumulated  depreciation of owned equipment and property  at  March
  31, 1996 and December 31, 1995, was $5.6 billion and $5.4 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 1996 and December 31, 1995, was $788 million and $778 million, respectively.

4.As  discussed in the notes to the consolidated financial  statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Miami International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Some of the costs of the remediation effort may be borne by carriers currently operating at the Airport, including American, through increased landing fees. The ultimate resolution of this matter is not expected to have a significant impact on the financial position or liquidity of American.

5.On  April  17,  1996,  the  Company  announced  that  the  Board  of
  Directors of AMR Corporation (AMR) and American had approved a reorganization of The SABRE Group as a separate, wholly-owned subsidiary of AMR subject to the receipt of a favorable tax ruling and certain other conditions. This reorganization will involve the dividend of American's SABRE Travel Information Network, SABRE Computer Services, SABRE Development Services and SABRE Interactive divisions (collectively, the Information Services Group) to AMR. Subject to meeting the conditions noted above, the reorganization should be completed sometime during the third quarter.

  Operating income for the Information Services Group was $133 million and $115 million for the three months ended March 31, 1996 and 1995, respectively. Selected financial data for the Information Services Group for the years ended December 31, 1995, 1994 and 1993 is included in Note 12 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. It is anticipated that upon completion of the reorganization approximately $850 million of American's debt owed to AMR will be replaced by an equivalent amount of debt owed to AMR by The SABRE Group, thereby reducing American's annual interest costs -- and increasing The SABRE Group's annual interest costs -- by approximately $50-60 million. In addition, the reorganization will include a new marketing and services agreement between American and The SABRE Group. Although the terms of the new agreement have not been finalized, it is expected to increase American's revenues from services provided to The SABRE Group (such as air travel) and decrease American's costs for technology services provided by The SABRE Group.

  AMR also continues to study, as it has in the past, other transactions which may involve The SABRE Group, such as strategic partnerships or an initial public offering of a portion of The SABRE Group's stock. No decisions, however, have been made at this time as to what, if any, transactions involving The SABRE Group may occur after the reorganization is complete.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Results of Operations

American recorded net earnings for the three months ended March 31, 1996, of $150 million. This compares to net earnings of $56 million for first quarter 1995. American's operating income was $358 million for first quarter 1996 compared with $251 million for first quarter 1995.

American's passenger revenues increased by 6.4 percent, or $197 million. American's yield (the average amount one passenger pays to fly one mile) of 13.34 cents increased by 2.9 percent compared to the same period in 1995. Domestic yields increased 4.0 percent from first quarter 1995, while international yields were up 0.6 percent.

American's traffic or revenue passenger miles (RPMs) increased 3.3 percent to 24.6 billion miles for the quarter ended March 31, 1996. American's capacity or available seat miles (ASMs) increased 0.4 percent to 37.6 billion miles in the first quarter of 1996, primarily as a result of increases in jet stage length and aircraft productivity. Jet stage length increased 8.7 percent and aircraft productivity, as measured by miles flown per aircraft per day, increased 2.1 percent compared with first quarter 1995. American's domestic traffic increased 0.9 percent on capacity decreases of 1.9 percent and international traffic grew 9.4 percent on capacity increases of 6.3 percent. The increase in international traffic was led by a 13.4 percent increase in traffic to Europe on capacity growth of 5.1 percent, and a 5.6 percent increase in traffic to Latin America on capacity growth of 7.2 percent.

Although not quantifiable, some portion of the passenger revenue increase is attributable to the January 1, 1996 expiration of the ten percent federal excise tax on airline travel.

Airline Group other revenues increased 15.2 percent, $24 million, primarily due to contract maintenance work performed by American for other airlines.

Information Services Group revenues increased 12.1 percent, $44 million, primarily due to higher booking fee prices and increased volumes.

American's operating expenses increased 4.9 percent, or $165 million. Jet Airline cost per ASM increased by 3.7 percent to 8.99 cents. Wages, salaries and benefits rose 5.5 percent, $69 million, due primarily to contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing, partially offset by a decrease due to the outsourcing of certain services. Aircraft fuel expense increased
16.2 percent, $59 million, due to a 9.1 cent increase in American's average price per gallon, which includes the impact of the October 1995 expiration of the fuel tax exemption for the airline industry. Maintenance materials and repairs expense increased 13.6 percent, $16 million, due to the maturing of the Boeing 757 and 767 fleets, the timing of scheduled maintenance occurring in first quarter 1996 compared to first quarter 1995, and maintenance work performed in first quarter 1996 on certain Boeing 727 aircraft purchased off lease in late 1995. Other operating expenses increased 10.4 percent, $55 million, primarily due to an increase in outsourced services, costs associated with increased contract maintenance work performed for other airlines, and adverse winter weather.

Other Income (Expense) decreased 29.1 percent or $44 million. Interest expense decreased $34 million primarily due to scheduled debt repayments and the retirement of debt prior to scheduled maturity.

                                PART II


Item 1.  Legal Proceedings

In January, 1985, American announced a new fare category, the "Ultimate SuperSaver," a discount, advance purchase fare that carried a 25 percent penalty upon cancellation. On December 30, 1985, a class action lawsuit was filed in Circuit Court, Cook County, Illinois entitled Johnson vs. American Airlines, Inc. The Johnson plaintiffs allege that the 10 percent federal excise transportation tax should be excluded from the "fare" upon which the 25 percent penalty is assessed. The case has not been certified as a class action. Summary judgment was granted in favor of American but subsequently reversed and vacated by the Illinois Appellate court. American believes the matter is without merit and is vigorously defending the lawsuit.

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

      The U.S. Supreme Court did not determine, however, whether the contract claims asserted by the plaintiffs are preempted, and therefore, remanded the case to the state court for further proceedings. Subsequently, plaintiffs filed an amended complaint seeking damages solely for a breach of contract claim. In the event that the plaintiffs' breach of contract claim is eventually permitted to proceed in the state court, American intends to vigorously defend the case.

      In December, 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995. On February 1, 1995 a class action lawsuit entitled Gutterman vs. American Airlines, Inc. was filed in the Circuit Court of Cook County, Illinois. The Gutterman plaintiffs claim that this increase in mileage level violated the terms and conditions of the agreement between American and AAdvantage members. On February 9, 1995, a virtually identical class action lawsuit entitled Benway vs. American Airlines, Inc. was filed in District Court, Dallas County, Texas. After limited discovery and prior to class certification, a summary judgment dismissing the Benway case was entered by the Dallas County Court in July 1995. On March 11, 1996, American's motion to dismiss the Gutterman lawsuit was denied. American has filed a motion for reconsideration which is still pending. Further, American's motion for summary judgment is still pending and will be pursued if the
motion  for  reconsideration  is  not  granted.   No  class  has  been
certified in the Gutterman lawsuit and to date no discovery has been undertaken. American believes the Gutterman complaint is without merit and is vigorously defending the lawsuit.

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

                                PART II

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

None

On April 17, 1996, American filed a report on Form 8-K relative to the planned reorganization of The SABRE Group.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  April 30, 1996          BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior Vice President - Finance and Planning
                               and Chief Financial Officer