Form 10-Q/A
period 1996-03-31
AMERICAN AIRLINES INC
filed 1996-06-05
CIK 4515

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

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Information

  Consolidated Statement of Operations -- Three months ended March 31, 1996 and 1995 (as amended June 4, 1996)

  Condensed Consolidated Balance Sheet -- March 31, 1996 and December
  31, 1995

  Condensed Consolidated Statement of Cash Flows -- Three months ended March 31, 1996 and 1995

  Notes to Condensed Consolidated Financial Statements -- March 31, 1996 (as amended June 4, 1996)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (as amended June 4, 1996, to reflect certain reclassifications between reporting segments)


SIGNATURE

PART 1. FINANCIAL INFORMATION

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions)

                                                 Three Months Ended
                                                     March 31,
                                                 1996          1995
Revenues
  Airline Group:
    Passenger                                  $3,287        $3,090
    Cargo                                         160           156
    Other                                         192           158
                                                3,639         3,404

    Information Services Group                    386           350
    Less: Intergroup revenues                    (123)         (128)
      Total operating revenues                  3,902         3,626

Expenses
  Wages, salaries and benefits                  1,332         1,263
  Aircraft fuel                                   424           365
  Commissions to agents                           296           307
  Depreciation and amortization                   271           287
  Other rentals and landing fees                  197           195
  Food service                                    154           158
  Aircraft rentals                                148           153
  Maintenance materials and repairs               134           118
  Other operating expenses                        588           529
    Total operating expenses                    3,544         3,375
Operating Income                                  358           251

Other Income (Expense)
  Interest income                                   5             5
  Interest expense                               (111)         (145)
  Miscellaneous - net                              (1)          (11)
                                                 (107)         (151)
Earnings Before Income Taxes                      251           100
Income tax provision                              101            44
Net Earnings                                   $  150        $   56

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                                March      December
                                                 31,          31,
                                                1996         1995
Assets                                        (Unaudited) (Note 1)
Current Assets
  Cash                                        $     31     $     70
  Short-term investments                           791          816
  Receivables, net                               1,222        1,013
  Inventories, net                                 532          516
  Other current assets                             469          438
    Total current assets                         3,045        2,853

Equipment and Property
  Flight equipment, net                          8,902        9,096
  Other equipment and property, net              1,811        1,820
                                                10,713       10,916
Equipment and Property Under  Capital Leases
  Flight equipment, net                          1,251        1,274
  Other equipment and property, net                160          160
                                                 1,411        1,434

Route acquisition costs, net                       996        1,003
Other assets, net                                1,402        1,423
                                              $ 17,567     $ 17,629
Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                            $    803     $    742
  Payables to affiliates                           968          907
  Accrued liabilities                            1,558        1,789
  Air traffic liability                          1,707        1,467
  Current maturities of long-term debt              33           49
   Current maturities of long-term debt  due         -          193
to Parent
  Current obligations under capital leases         125          101
    Total current liabilities                    5,194        5,248

Long-term debt, less current maturities          1,170        1,318
Long-term debt due to Parent                     1,676        1,676
Obligations   under  capital  leases,   less     1,702        1,777
current obligations
Deferred income taxes                              479          480
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            3,552        3,484

Stockholder's Equity
  Common stock                                       -            -
  Additional paid-in capital                     1,699        1,699
  Retained earnings                              2,095        1,947
                                                 3,794        3,646
                                              $ 17,567     $ 17,629

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

5.On  April  17,  1996,  the  Company  announced  that  the  Board  of
  Directors of AMR Corporation (AMR) and American had approved a reorganization of The SABRE Group as a separate, wholly-owned subsidiary of AMR subject to the receipt of a favorable tax ruling and certain other conditions. This reorganization will involve the dividend of American's SABRE Travel Information Network, SABRE Computer Services, SABRE Development Services and SABRE Interactive divisions (collectively, the Information Services Group) to AMR. Subject to meeting the conditions noted above, the reorganization should be completed sometime during the third quarter. The business units comprising the Information Services Group along with certain other units of AMR form The SABRE Group, one of AMR's three major lines of business.

  Operating income for the Information Services Group was $118 million and $115 million for the three months ended March 31, 1996 and 1995, respectively. Selected financial data for the Information Services Group for the years ended December 31, 1995, 1994 and 1993 is included in Note 12 to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. It is anticipated that upon completion of the reorganization approximately $850 million of American's debt owed to AMR will be replaced by an equivalent amount of debt owed to AMR by The SABRE Group, thereby reducing American's annual interest costs -- and increasing The SABRE Group's annual interest costs -- by approximately $50-60 million.

  AMR also continues to study, as it has in the past, other transactions which may involve The SABRE Group, such as strategic partnerships or an initial public offering of a portion of The SABRE Group's stock. No decisions, however, have been made at this time as to what, if any, transactions involving The SABRE Group may occur after the reorganization is complete.
                                            4

6.In   April   of  1996,  American  and  The  SABRE  Group   completed
  negotiations on the economics of a new market rate services agreement between the two business units, pursuant to which The SABRE Group performs data processing and solutions services for American. The new agreement will reflect the recent downward trend in market prices for such data processing services. Additionally, the two business units completed negotiations on the economics of new agreements covering the provision of air travel and certain marketing services by American to The SABRE Group. As these agreements will be effective retroactive to January 1, 1996, their estimated impact has been reflected in the consolidated statement of operations.









                                            5

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

Airline Group other revenues increased 21.5 percent, $34 million, primarily due to contract maintenance work performed by American for other airlines. The new agreement covering air travel to be signed by American and The SABRE Group discussed in Note 6, increased American's other revenues by $4 million.

Information Services Group revenues increased 10.3 percent, $36 million, primarily due to higher booking fee prices and increased volumes. Absent the new technology services agreement to be signed by American and The SABRE Group as discussed in Note 6, revenues would have increased an additional $8 million.

American's operating expenses increased 5.0 percent, or $169 million. Jet Airline cost per ASM increased by 3.5 percent to 8.97 cents. Wages, salaries and benefits rose 5.5 percent, $69 million, due primarily to contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing, partially offset by a decrease due to the outsourcing of certain services. Aircraft fuel expense increased
16.2 percent, $59 million, due to a 9.1 cent increase in American's average price per gallon, which includes the impact of the October 1995 expiration of the fuel tax exemption for the airline industry. Maintenance materials and repairs expense increased 13.6 percent, $16 million, due to the maturing of the Boeing 757 and 767 fleets, the timing of scheduled maintenance occurring in first quarter 1996 compared to first quarter 1995, and maintenance work performed in first quarter 1996 on certain Boeing 727 aircraft purchased off lease in late 1995. Other operating expenses increased 11.2 percent, $59 million, primarily due to an increase in outsourced services, costs associated with increased contract maintenance work performed for other airlines, and adverse winter weather.

Other Income (Expense) decreased 29.1 percent or $44 million. Interest expense decreased $34 million primarily due to scheduled debt  repayments  and  the  retirement of  debt  prior  to  scheduled maturity.
                                            6

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  June 4, 1996            BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior  Vice President - Finance and
                               Planning and Chief Financial Officer