Form 10-Q
period 1996-06-30
AMERICAN AIRLINES INC
filed 1996-08-08
CIK 4515

===============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


[]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.


[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From         to        .
                               -------    -------

Commission file number 1-2691.


                            AMERICAN AIRLINES, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                  Delaware                                                          13-1502798
- ---------------------------------------------                   ----------------------------------------------------
        (State or other jurisdiction                                   (I.R.S. Employer Identification No.)
      of incorporation or organization)

           4333 Amon Carter Blvd.
             Fort Worth, Texas                                                         76155
- ---------------------------------------------                   ----------------------------------------------------
  (Address of principal executive offices)                                          (Zip Code)


Registrant's telephone number, including area code    (817) 963-1234
                                                      --------------


                                Not Applicable
- --------------------------------------------------------------------------------
           (Former name, former address and former fiscal year, if
                          changed since last report)


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


Common Stock, $1 par value - 1,000 shares as of August 8, 1996

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and H(1)(b) of Form 10-Q.

===============================================================================

                                     INDEX

                           AMERICAN AIRLINES , INC.




PART I:       FINANCIAL INFORMATION


Item 1.  Financial Statements

     Consolidated Statement of Operations -- Three months ended June 30, 1996 and 1995; Six months ended June 30, 1996 and 1995

     Condensed Consolidated Balance Sheet -- June 30, 1996 and December 31,
     1995

     Condensed Consolidated Statement of Cash Flows -- Six months ended June 30, 1996 and 1995

     Notes to Condensed Consolidated Financial Statements -- June 30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:      OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                         PART 1. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions)
- --------------------------------------------------------------------------------


                                       THREE MONTHS ENDED     SIX MONTHS ENDED
                                            JUNE 30,              JUNE 30,
                                      ------------------    ------------------
                                       1996        1995       1996       1995
                                      -------    -------    -------    -------

REVENUES
  Passenger                           $ 3,510    $ 3,347    $ 6,797    $ 6,437
  Cargo                                   171        176        331        332
  Other                                   204        177        396        330
                                      -------    -------    -------    -------
    Total operating revenues            3,885      3,700      7,524      7,099


EXPENSES
  Wages, salaries and benefits          1,242      1,227      2,476      2,402
  Aircraft fuel                           454        385        878        750
  Commissions to agents                   303        307        599        614
  Depreciation and amortization           224        245        455        490
  Other rentals and landing fees          191        186        374        369
  Food service                            172        167        326        325
  Aircraft rentals                        148        151        296        304
  Maintenance materials and repairs       136        119        270        237
  Other operating expenses                568        555      1,163      1,113
                                      -------    -------    -------    -------
    Total operating expenses            3,438      3,342      6,837      6,604
                                      -------    -------    -------    -------
OPERATING INCOME                          447        358        687        495

OTHER INCOME (EXPENSE)
  Interest income                           6          6         12         11
  Interest expense                       (104)      (145)      (217)      (292)
  Miscellaneous - net                       2         (2)      --          (12)
                                      -------    -------    -------    -------
                                          (96)      (141)      (205)      (293)
                                      -------    -------    -------    -------
INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                     351        217        482        202
Income tax provision                      138         87        194         88
                                      -------    -------    -------    -------
INCOME FROM CONTINUING OPERATIONS         213        130        288        114
INCOME FROM DISCONTINUED OPERATIONS
  (LESS APPLICABLE INCOME TAXES)           61         62        136        134
                                      -------    -------    -------    -------
NET EARNINGS                          $   274    $   192    $   424    $   248
                                      =======    =======    =======    =======


The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)
- --------------------------------------------------------------------------------


                                                             June 30,   December 31,
                                                               1996        1995
                                                             -------      -------
                                                           (Unaudited)    (Note 1)
ASSETS

CURRENT ASSETS
  Cash                                                       $    65      $    70
  Short-term investments                                         806          816
  Receivables, net                                             1,336        1,013
  Inventories, net                                               532          516
  Other current assets                                           492          438
                                                             -------      -------
    Total current assets                                       3,231        2,853

EQUIPMENT AND PROPERTY
  Flight equipment, net                                        8,757        9,096
  Other equipment and property, net                            1,760        1,820
                                                             -------      -------
                                                              10,517       10,916
EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
  Flight equipment, net                                        1,511        1,274
  Other equipment and property, net                              157          160
                                                             -------      -------
                                                               1,668        1,434

Route acquisition costs, net                                     988        1,003
Other assets, net                                              1,354        1,423
                                                             -------      -------
                                                             $17,758      $17,629
                                                             =======      =======
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                           $   781      $   742
  Payables to affiliates                                         904          907
  Accrued liabilities                                          1,546        1,789
  Air traffic liability                                        1,887        1,467
  Current maturities of long-term debt                            21           49
  Current maturities of long-term debt due to Parent            --            193
  Current obligations under capital leases                       118          101
                                                             -------      -------
    Total current liabilities                                  5,257        5,248

Long-term debt, less current maturities                          995        1,318
Long-term debt due to Parent                                   1,676        1,676
Obligations under capital leases, less current obligations     1,567        1,777
Deferred income taxes                                            569          480
Other liabilities, deferred gains, deferred
  credits and postretirement benefits                          3,626        3,484

STOCKHOLDER'S EQUITY
  Common stock                                                  --           --
  Additional paid-in capital                                   1,699        1,699
  Retained earnings                                            2,369        1,947
                                                             -------      -------
                                                               4,068        3,646
                                                             -------      -------
                                                             $17,758      $17,629
                                                             =======      =======


The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

- --------------------------------------------------------------------------------

                                                             Six Months Ended June 30,
                                                             -------------------------
                                                               1996            1995
                                                             -------         -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                    $ 1,043         $   991

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures                                          (204)           (626)
  Net decrease (increase) in short-term investments               10             (56)
  Proceeds from sale of equipment and property                   156              61
                                                             -------         -------
        Net cash used for investing activities                   (38)           (621)

CASH FLOW FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations      (814)            (86)
  Funds transferred to affiliates, net                          (196)           (248)
                                                             -------         -------
        Net cash used for financing activities                (1,010)           (334)

Net increase (decrease) in cash                                   (5)             36
Cash at beginning of period                                       70              13
                                                             -------         -------

Cash at end of period                                        $    65         $    49
                                                             =======         =======

CASH PAYMENTS FOR:
  Interest                                                   $   210         $   270
  Income taxes                                                   281              40





The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
- --------------------------------------------------------------------------------

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date. Certain amounts from 1995 have been reclassified to conform with the 1996 presentation. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. (American or the Company) Annual Report on Form 10-K for the year ended December 31, 1995.

2. Accumulated depreciation of owned equipment and property at June 30, 1996 and December 31, 1995, was $5.8 billion and $5.4 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 1996 and December 31, 1995, was $813 million and $778 million, respectively.

3. As discussed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Miami International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Some of the costs of the remediation effort may be borne by carriers currently operating at the Airport, including American, through increased landing fees. The ultimate resolution of this matter is not expected to have a significant impact on the financial position or liquidity of American.

4. On June 11, 1996, AMR announced its plans to create a worldwide alliance between American and British Airways. Under the alliance and beginning in April 1997, subject to regulatory approval, the two carriers will coordinate their passenger and cargo activities between the U.S. and Europe, introduce extensive code-sharing across each other's networks and establish full reciprocity between their frequent flyer programs.

5. As of July 2, 1996, AMR completed the reorganization of its information technology businesses known as The SABRE Group into a separate, wholly-owned subsidiary of AMR known as The SABRE Group Holdings, Inc. and its direct and indirect subsidiaries (the "Reorganization").

     Prior to the Reorganization, most of The SABRE Group's business units were divisions of American. As part of the Reorganization, all of the businesses of The SABRE Group, including American's SABRE Travel Information Network, SABRE Computer Services, SABRE Development Services, and SABRE Interactive divisions (collectively, the Information Services Group), and certain buildings, equipment, and American's leasehold interest in certain other buildings used by The SABRE Group were combined in subsidiaries of American, which were then dividended to AMR. Also as part of the Reorganization, $850 million of American's long-term debt owed to AMR was repaid through the transfer by American to AMR of an $850 million debenture issued by The SABRE Group Holdings, Inc. to American.

     Income from the operations of the Information Services Group has been reflected in the consolidated statement of operations as income from discontinued operations. The amounts shown are net of income taxes of $37 million for the three months ended June 30, 1996 and 1995, and $82 million and $80 million for the six months ended June 30, 1996 and 1995, respectively. Revenues from the operations of the Information Services Group were $368 million and $350 million for the three months ended June 30, 1996 and 1995, respectively, and $754 million and $700 million for the six months ended June 30, 1996 and 1995, respectively.

6. During the quarter ended June 30, 1996, American and The SABRE Group completed the negotiations of certain agreements and the parties have agreed to apply the financial terms of such agreements as of January 1, 1996.

     Pursuant to a new technology services agreement dated July 1, 1996, The SABRE Group will perform data processing and solutions services for American. The agreement reflects the recent downward trend in market prices for data processing services, and has a base term that expires on June 30, 2006. With limited exceptions and for the term of the agreement, American is required to continue purchasing from The SABRE Group those information technology services which The SABRE Group provided American immediately prior to the execution of the agreement. New services, however, including most new applications development work, can be competitively bid by American. The agreement also provides for periodic price adjustments which, among other things, takes into account the market for similar services provided by other companies.

     Pursuant to a marketing cooperation agreement dated July 1, 1996, American will provide marketing support for The SABRE Group's products targeted to travel agencies until June 30, 2006. For such support, The SABRE Group will pay American a fee of between $20 million and $30 million in 1996 and between $10 million and $30 million in subsequent years based upon the success of SABRE as measured by increased bookings. Additionally, American will support The SABRE Group's promotion of certain other products until 2001, for which The SABRE Group will pay American a marketing fee based upon booking volume. The agreement also cancels formerly agreed upon payments made by American to The SABRE Group for market support of passenger sales on American. In 1995, such payments by American to The SABRE Group were approximately $21 million. With limited exceptions, the marketing cooperation agreement does not restrict American from distributing its airline products and services directly to corporate or individual consumers.

     Additionally, American and The SABRE Group are parties to travel agreements dated July 1, 1996, pursuant to which The SABRE Group is entitled to purchase personal travel for its employees and retirees at reduced fares, and business travel at a discount for certain flights on American. The Travel Privileges Agreement and the Corporate Travel Agreement expire on June 30, 2008 and June 30, 1998, respectively.

7. Under a credit agreement between American and The SABRE Group dated July 1, 1996, The SABRE Group is required to borrow from American, and American is required to lend to The SABRE Group, amounts required by The SABRE Group to fund its daily cash requirements. In addition, American may, but is not required to, borrow from The SABRE Group to fund its daily cash requirements and The SABRE Group is required to lend to American if The SABRE Group has excess cash available. The maximum available borrowing under the agreement at any time is $100 million for American and $300 million for The SABRE Group, with rates generally based on the lender's cost of funds plus an additional spread based upon the borrower's credit risk.

8. During June and July 1996, American prepaid cancelable leases it had on 12 of its Boeing 767-300 aircraft. As of June 30, 1996, prepayments totaling $284 million had been made for six of these aircraft. Prepayments totaling $281 million for the remaining six aircraft were made in July 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995

As discussed in Note 5, as of July 2, 1996, AMR completed the reorganization of The SABRE Group (the "Reorganization"). Thus, the income from the operations of American's Information Services Group has been reflected in the consolidated statement of operations as income from discontinued operations. Following the Reorganization, American operates in only one business segment, and, as such, the discussion below relates only to the operations of what was formerly American's Airline Group.

American recorded INCOME FROM CONTINUING OPERATIONS for the first six months of 1996 of $288 million. This compares to income from continuing operations of $114 million for the same period last year. American's OPERATING INCOME was $687 million for the first six months of 1996 compared to $495 million for the first six months of 1995.

American's PASSENGER REVENUES increased by 5.6 percent, $360 million, during the first six months of 1996 versus the same period last year. American's YIELD (the average amount one passenger pays to fly one mile) of 13.25 cents increased by 2.6 percent compared to the same period in 1995. Domestic yields increased 3.7 percent from the first six months of 1995. International yields in total were comparable to the first six months of 1995, reflecting a 2.3 percent increase in Europe offset by a 10.0 percent decrease in the Pacific. The decline in yield in the Pacific was primarily due to the foreign exchange impact of the weaker yen.

American's traffic or REVENUE PASSENGER MILES (RPMs) increased 2.9 percent to
51.3 billion miles for the six months ended June 30, 1996. American's capacity or AVAILABLE SEAT MILES (ASMs) decreased 0.2 percent to 76.0 billion miles in the first six months of 1996, primarily as a result of 13 fewer operating aircraft, partially offset by increases in jet stage length and aircraft productivity. Jet stage length increased 6.5 percent and aircraft productivity, as measured by miles flown per aircraft per day, increased 2.4 percent compared with the first six months of 1995. American's domestic traffic increased 2.1 percent on capacity decreases of 1.1 percent and international traffic grew 5.0 percent on capacity increases of 1.9 percent. The change in international traffic was driven by a 5.9 percent increase in traffic to Latin America on capacity growth of 5.1 percent, and a 3.8 percent increase in traffic to Europe on a capacity decrease of 1.2 percent.

Although not quantifiable, some portion of the passenger revenue increase is attributable to the January 1, 1996 expiration of the ten percent federal excise tax on airline travel.

OTHER REVENUES increased 20.0 percent, $66 million, primarily due to increased employee travel service charges and increases in aircraft maintenance work and airport ground services performed by American for other airlines.

On April 29, 1995 a hailstorm at American's Dallas/Fort Worth hub temporarily disabled approximately ten percent of American's fleet, forcing American to reduce scheduled service during the entire month of May. This adversely impacted the carrier's revenue and cost performance. The impact of the hailstorm reduced American's second quarter net earnings by approximately $17 million.

American's OPERATING EXPENSES increased 3.5 percent, $233 million. Jet Airline cost per ASM increased by 3.4 percent to 8.91 cents. AIRCRAFT FUEL expense increased 17.1 percent, $128 million, due to a 17.3 percent increase in American's average price per gallon. MAINTENANCE MATERIALS AND REPAIRS EXPENSE increased 13.9 percent, $33 million, due to the maturing of the Boeing 757 and 767 fleets, the timing of scheduled maintenance occurring in 1996 compared to the same period in 1995, and maintenance work performed in 1996 on certain Boeing 727 aircraft purchased off lease in late 1995.

OTHER INCOME (EXPENSE) decreased 30.0 percent or $88 million. INTEREST EXPENSE decreased $75 million due to repayments of intercompany debt, the retirement of debt prior to scheduled maturity, and scheduled debt repayments.

                          PART II: OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In January 1985, American announced a new fare category, the "Ultimate SuperSaver," a discount, advance purchase fare that carries a 25 percent penalty upon cancellation. On December 30, 1985, a class action lawsuit was filed in Circuit Court, Cook County, Illinois entitled Johnson vs. American Airlines, Inc. The Johnson plaintiffs allege that the 10 percent federal excise transportation tax should be excluded from the "fare" upon which the 25 percent penalty is assessed. The case has not been certified as a class action. Summary judgment was granted in favor of American but subsequently reversed and vacated by the Illinois Appellate court. American believes the matter is without merit and is vigorously defending the lawsuit.

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

         In December, 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995. On February 1, 1995 a class action lawsuit entitled Gutterman vs. American Airlines, Inc. was filed in the Circuit Court of Cook County, Illinois. The Gutterman plaintiffs claim that this increase in mileage level violated the terms and conditions of the agreement between American and AAdvantage members. On February 9, 1995, a virtually identical class action lawsuit entitled Benway vs. American Airlines, Inc. was filed in District Court, Dallas County, Texas. After limited discovery and prior to class certification, a summary judgment dismissing the Benway case was entered by the Dallas County Court in July 1995. On March 11, 1996, American's motion to dismiss the Gutterman lawsuit was denied. American filed a motion for reconsideration which was also denied on July 11, 1996. American's motion for summary judgment is still pending. No class has been certified in the Gutterman lawsuit and to date no discovery has been undertaken. American believes the Gutterman complaint is without merit and is vigorously defending the lawsuit.

         On February 10, 1995, American capped travel agency commissions for one-way and round trip domestic tickets at $25 and $50, respectively. Immediately thereafter, numerous travel agencies, and two travel agency trade association groups, filed class action lawsuits against American and other major air carriers (Continental, Delta, Northwest, United, USAir and TWA) that had independently imposed similar limits on travel agency commissions. The suits were transferred to the United States District Court for the District of Minnesota, and consolidated as a multi-district litigation captioned In Re:
Airline Travel Agency Commission Antitrust Litigation. The plaintiffs assert that the airline defendants conspired to reduce travel agency commissions and to monopolize air travel in violation of section 1 of the Sherman Act. The case has been certified as a class action on behalf of approximately 40,000 domestic travel agencies and two travel agency trade associations. In June 1995 after extensive, expedited discovery, the travel agents moved for a preliminary injunction to enjoin the commission caps, and the defendants simultaneously moved for summary judgment. On August 31, 1995, the District Court denied both motions. Pre-trial activities are continuing, and the case is set for trial beginning September 4, 1996. American is vigorously defending the lawsuit.

                                    PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

10.1 Information Technology Services Agreement, dated July 1, 1996, between American and The SABRE Group, Inc. (Confidential treatment has been requested for portions of this agreement and the omitted information has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.)

27   Financial Data Schedule.

American filed a report on Form 8-K dated July 17, 1996 relative to the completion of the reorganization of The SABRE Group.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN AIRLINES, INC.




Date: August 8, 1996                  BY: /s/ Gerard J. Arpey
                                          -------------------------------------
                                          Gerard J. Arpey
                                          Senior Vice President - Finance and
                                          Planning and Chief Financial Officer

                                EXHIBIT INDEX

Exhibit
Number                           Description
- ------                           -----------
10.1      Information Technology Services Agreement, dated July 1, 1996, between American and The SABRE Group, Inc. (Confidential treatment has been requested for portions of this agreement and the omitted information has been filed separately with the Securities and Exchange Commission pursuant to an application for confidential treatment.)

27        Financial Data Schedule.
