Form 10-Q
period 1996-09-30
AMERICAN AIRLINES INC
filed 1996-11-14
CIK 4515

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1996.


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


Common Stock, $1 par value - 1,000 shares as of November 14,1996

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and H(1)(b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated   Statement  of  Operations  --  Three  months   ended
  September 30, 1996 and 1995; Nine months ended September  30,  1996 and 1995

  Condensed  Consolidated  Balance Sheet -- September  30,  1996  and
  December 31, 1995

  Condensed Consolidated Statement of Cash Flows -- Nine months ended September 30, 1996 and 1995

  Notes  to  Condensed Consolidated Financial Statements -- September
  30, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions)

                            Three Months Ended    Nine Months Ended
                              September 30,         September 30,
                             1996       1995       1996       1995
Revenues
  Passenger                 $3,533     $3,465     $10,330    $ 9,902
  Cargo                        163        165         494        497
  Other                        204        184         600        514
Total operating revenues     3,900      3,814      11,424     10,913


Expenses
  Wages, salaries and
   benefits                  1,207      1,221       3,683      3,623
  Aircraft fuel                476        401       1,354      1,151
  Commissions to agents        306        325         905        939
  Depreciation and
   amortization                236        244         691        734
  Other rentals and
   landing fees                200        200         574        569
  Food service                 176        178         502        503
  Aircraft rentals             133        150         429        454
  Maintenance materials
   and repairs                 142        130         412        367
  Other operating expenses     580        585       1,743      1,698
Total operating expenses     3,456      3,434      10,293     10,038
Operating Income               444        380       1,131        875

Other Income (Expense)
  Interest income                5          6          17         17
  Interest expense             (81)      (133)       (298)      (425)
  Miscellaneous - net          (21)        (4)        (21)       (16)
                               (97)      (131)       (302)      (424)
Income From Continuing
 Operations Before
 Income Taxes                  347        249         829        451
Income tax provision           139        100         333        188
Income From Continuing
 Operations                    208        149         496        263
Income From Discontinued
Operations (less applicable
 income taxes)                   -         63         136        197
Net Earnings                $  208     $  212      $  632      $ 460

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                          September 30   December 31
                                               1996          1995
                                           (Unaudited)      (Note 1)
Assets
Current Assets
  Cash                                      $     17       $     70
  Short-term investments                       1,086            816
  Receivables, net                             1,122          1,013
  Inventories, net                               551            516
  Other current assets                           469            438
    Total current assets                       3,245          2,853

Equipment and Property
  Flight equipment, net                        8,632          9,096
  Other equipment and property, net            1,289          1,820
                                               9,921         10,916

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,758          1,274
  Other equipment and property, net               92            160
                                               1,850          1,434

Route acquisition costs, net                     981          1,003
Other assets, net                              1,362          1,423
                                            $ 17,359       $ 17,629
Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                          $    799       $    742
  Payables to affiliates                       1,257            907
  Accrued liabilities                          1,563          1,789
  Air traffic liability                        1,919          1,467
  Current maturities of long-term debt            21             49
  Current maturities of long-term debt
   due to Parent                                   -            193
  Current obligations under capital leases       109            101
    Total current liabilities                  5,668          5,248

Long-term debt, less current maturities          990          1,318
Long-term debt due to Parent                     508          1,676
Obligations  under  capital  leases,
 less current maturities                       1,544          1,777
Deferred income taxes                            595            480
Other liabilities, deferred gains, deferred
  credits and postretirement benefits          3,614          3,484

Stockholder's Equity
  Common stock                                     -              -
  Additional paid-in capital                   1,717          1,699
  Retained earnings                            2,723          1,947
                                               4,440          3,646
                                            $ 17,359       $ 17,629

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                                Nine Months Ended
                                                  September 30,
                                              1996          1995
Net Cash Provided by Operating Activities     $1,595        $1,736

Cash Flow from Investing Activities:
  Capital expenditures                         (333)          (744)
  Net increase in short-term investments       (270)          (328)
  Proceeds from sale of equipment and
   property                                     232             62
Net cash used for investing activities         (371)        (1,010)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                         (1,116)          (268)
  Funds transferred to affiliates, net         (161)          (377)
Net cash used for financing activities       (1,277)          (645)

Net increase (decrease) in cash                 (53)            81
Cash at beginning of period                      70             13

Cash at end of period                        $   17        $    94

Cash Payments For:
  Interest                                   $  298        $    411
  Income taxes                                  282              51


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

2.Accumulated   depreciation  of  owned  equipment  and  property   at
  September 30, 1996 and December 31, 1995, was $5.3 billion and $5.4 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 1996 and December 31, 1995, was $790 million and $778 million, respectively.

3.As  discussed in the notes to the consolidated financial  statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the Miami International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Some of the costs of the remediation effort may be borne by carriers currently operating at the Airport, including American, through increased landing fees. The ultimate resolution of this matter is not expected to have a significant impact on the financial position or liquidity of American.

4.On  June  11,  1996, AMR announced its plans to create  a  worldwide alliance between American and British Airways Plc. Subject to regulatory approval, the two carriers will coordinate their passenger and cargo activities between the U.S. and Europe, introduce extensive code-sharing across each other's networks and establish full reciprocity between their frequent flyer programs.

5.On   July  2,  1996,  AMR  completed  the  reorganization   of   its
  information technology businesses known as The SABRE Group into a separate, wholly-owned subsidiary of AMR known as The SABRE Group Holdings, Inc. and its direct and indirect subsidiaries (the "Reorganization").

  Prior to the Reorganization, most of The SABRE Group's business units were divisions of American. As part of the Reorganization, all of the businesses of The SABRE Group, including American's SABRE Travel Information Network, SABRE Computer Services, SABRE Development Services, and SABRE Interactive divisions (collectively, the Information Services Group), and certain buildings, equipment, and American's leasehold interest in certain other buildings used by The SABRE Group were combined in subsidiaries of American, which were then dividended to AMR. Also as part of the Reorganization, $850 million of American's long-term debt owed to AMR was repaid through the transfer by American to AMR of an $850 million debenture issued by The SABRE Group Holdings, Inc. to American. The Reorganization resulted in an increase to American's retained earnings of approximately $150 million, representing the amount of the debenture transferred to AMR in excess of the carrying value of the assets and liabilities of the Information Services Group as of July 2, 1996.

  The results of operations of the Information Services Group have been reflected in the consolidated statement of operations as income from discontinued operations. The amounts shown are net of income taxes of $38 million for the three months ended September 30, 1995, and $82 million and $118 million for the nine months ended September 30, 1996 and 1995, respectively. Revenues from the operations of the Information Services Group were $357 million for the three months ended September 30, 1995, and $700 million and $1.1 billion for the nine months ended September 30, 1996 and 1995, respectively.

6.During  the  quarter  ended June 30, 1996, American  and  The  SABRE
  Group completed the negotiations of certain agreements, and the parties have agreed to apply the financial terms of such agreements as of January 1, 1996.

  Pursuant to a new technology services agreement dated July 1, 1996, The SABRE Group will perform data processing and solutions services for American. The agreement reflects the recent downward trend in market prices for data processing services, and has a base term that expires on June 30, 2006. With limited exceptions and for the term of the agreement, American is required to continue purchasing from The SABRE Group those information technology services which The SABRE Group provided American immediately prior to the execution of the agreement. New services, however, including most new applications development work, can be competitively bid by
  American. The agreement also provides for periodic price adjustments which, among other things, take into account the market for similar services provided by other companies.

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

7.Under  a credit agreement between American and The SABRE Group dated
  July 1, 1996, The SABRE Group is required to borrow from American, and American is required to lend to The SABRE Group, amounts required by The SABRE Group to fund its daily cash requirements. In addition, American may, but is not required to, borrow from The SABRE Group to fund its daily cash requirements and The SABRE Group is required to lend to American if The SABRE Group has excess cash available. The maximum available borrowing under the agreement at any time is $100 million for American and $300 million for The
  SABRE Group, with rates generally based on the lender's cost of funds plus an additional spread based upon the borrower's credit risk. No amounts were outstanding under the agreement as of September 30, 1996.

8.During June and July 1996, American prepaid cancelable leases it had on 12 of its Boeing 767-300 aircraft totaling $565 million.

9.On  September  2,  1996, American and the Allied Pilots  Association
  (APA) reached a tentative agreement on a new labor contract. The agreement must be ratified by the APA Board of Directors and, if approved, must be submitted to the APA membership for final ratification. The Company anticipates a final decision on ratification by December 31,1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the Nine Months Ended September 30, 1996 and 1995

As discussed in Note 5, as of July 2, 1996, AMR completed the reorganization of The SABRE Group (the "Reorganization"). Thus, the
results of operations of American's Information Services Group has been reflected in the consolidated statement of operations as income from discontinued operations. Following the Reorganization, American operates in only one business segment, and, as such, the discussion below relates only to the operations of what was formerly American's Airline Group.

American recorded income from continuing operations for the first nine months of 1996 of $496 million. This compares to income from continuing operations of $263 million for the same period last year. American's operating income was $1.1 billion for the first nine months of 1996 compared to $875 million for the first nine months of 1995.

American's passenger revenues increased by 4.3 percent, $428 million, during the first nine months of 1996 versus the same period last year. American's yield (the average amount one passenger pays to fly one mile) of 13.06 cents increased by 2.4 percent compared to the same period in 1995. Domestic yields increased 2.9 percent from the first nine months of 1995. International yields increased 1.4 percent over the first nine months of 1995, due primarily to a 4.1 percent increase in Europe.

American's traffic or revenue passenger miles (RPMs) increased 1.9 percent to 79.1 billion miles for the nine months ended September 30, 1996. American's capacity or available seat miles (ASMs) decreased
1.2 percent to 115.1 billion miles in the first nine months of 1996, primarily as a result of approximately 12 fewer operating aircraft, partially offset by increases in jet stage length and aircraft productivity. Jet stage length increased 5.0 percent and aircraft productivity, as measured by miles flown per aircraft per day, increased 2.3 percent compared with the first nine months of 1995. American's domestic traffic increased 2.4 percent on capacity decreases of 1.5 percent and international traffic grew 0.7 percent on capacity decreases of 0.4 percent. The increase in international traffic was driven by a 5.0 percent increase in traffic to Latin America on capacity growth of 4.9 percent, partially offset by a 3.5 percent decrease in traffic to Europe on a capacity decrease of 5.8 percent.

Although not quantifiable, some portion of the passenger revenue increase is attributable to the January 1, 1996 expiration of the ten percent federal excise tax on airline travel. The excise tax was reinstated on August 27, 1996 and is set to expire again on December 31, 1996.

Other revenues increased 16.7 percent, $86 million, primarily due to increases in aircraft maintenance work and airport ground services performed by American for other airlines and increased employee travel service charges.

American's operating expenses increased 2.5 percent, $255 million. Jet Airline cost per ASM increased by 3.4 percent to 8.84 cents. Aircraft fuel expense increased 17.6 percent, $203 million, due to an
18.1 percent increase in American's average price per gallon. American expects that the average price per gallon for jet fuel will continue to increase in the fourth quarter of 1996. Maintenance materials and repairs expense increased 12.3 percent, $45 million, due primarily to the timing of scheduled maintenance occurring in 1996 compared to the same period in 1995, and maintenance work performed in 1996 on certain Boeing 727 aircraft purchased off lease in late 1995, and the maturing of the Boeing 757 and 767 fleets.

Other Income (Expense) decreased 28.8 percent or $122 million. Interest expense decreased $127 million due to repayments of intercompany debt, the retirement of debt prior to scheduled maturity, and scheduled debt repayments. Other expense in the third quarter of 1996 includes a $21 million provision for a cash payment representing American's share of a multi-carrier travel agency class action litigation settlement.

OTHER

AMR signed a 20-year services agreement with Canadian Airlines International Ltd. (Canadian) in 1994 (the "Services Agreement"), under which American provides a variety of management, technical and administrative services to Canadian. To provide certain of these services, American entered into subcontracting arrangements with The SABRE Group (the "Canadian Subcontract"). American and The SABRE Group currently have approximately $8 million and $41 million of deferred costs, respectively, associated with the installation and implementation of certain systems for Canadian under the terms of the Services Agreement and Canadian Subcontract. These costs were to be recovered over the first ten years of the contract. Under certain circumstances, American has agreed to reimburse The SABRE Group for any unrecovered deferred costs and has guaranteed payment to The SABRE Group of the fees it will be entitled to receive pursuant to the terms of the Canadian Subcontract for all such services actually performed by The SABRE Group.

On November 1, 1996, Canadian announced that it was taking certain actions to improve its cash flow. Among other things, Canadian has asked its vendors -- including AMR -- to reduce the pricing of the services they provide. As a result, the revenues American receives in connection with the Services Agreement may be reduced in the future and American may incur additional expenses resulting from the guarantee to The SABRE Group of its fees under the Canadian Subcontract. Revenues from the Services Agreement for the nine months ended September 30, 1996 for American and The SABRE Group were approximately $14 million and $39 million, respectively. As American is currently considering Canadian's request, any decrease in revenues and/or increase in expenses is not readily determinable at this time.

In addition, AMR is currently assessing the recoverability of the costs deferred by American and The SABRE Group in connection with the Services Agreement. If these costs are determined to be unrecoverable, American will be required to take a charge to 1996 earnings to reflect the write down of its deferred costs, as well as those costs deferred by The SABRE Group pursuant to the reimbursement provision of the Canadian Subcontract discussed above.

                      PART II:  OTHER INFORMATION


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

      American has been sued in two class action cases that have been consolidated in the Circuit Court of Cook County, Illinois, in connection with certain changes made to American's AAdvantage frequent flyer program in May, 1988. (Wolens, et al v. American Airlines, Inc., No. 88 CH 7554, and Tucker v. American Airlines, Inc., No. 89 CH 199.) In both cases, the plaintiffs seek to represent all persons who joined the AAdvantage program before May 1988. Currently, the plaintiffs allege that, on that date, American implemented changes that limited the number of seats available to participants traveling on certain awards and established blackout dates during which no AAdvantage seats would be available for certain awards and that these changes breached American's contracts with AAdvantage members. Plaintiffs seek money damages for such alleged breach and attorneys' fees. Previously the plaintiffs also alleged violation of the Illinois Consumer Fraud and Deceptive Business Practice Act (Consumer Fraud Act) and sought punitive damages, attorneys' fees and injunctive relief preventing American from making changes to the AAdvantage program. American originally moved to dismiss all of the claims, asserting that they were preempted by the Federal Aviation Act and barred by the Commerce Clause of the U.S. Constitution.

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

      On February 10, 1995, American capped travel agency commissions for one-way and round trip domestic tickets at $25 and $50, respectively. Immediately thereafter, numerous travel agencies, and two travel agency trade association groups, filed class action lawsuits against American and other major air carriers (Continental, Delta, Northwest, United, USAir and TWA) that had independently imposed similar limits on travel agency commissions. The suits were transferred to the United States District Court for the District of Minnesota, and consolidated as a multi-district litigation captioned In Re: Airline Travel Agency Commission Antitrust Litigation. On September 3, 1996, American reached a tentative settlement with plaintiffs whereby American agreed, inter alia, to pay $21.3 million in exchange for a release from all claims. A hearing has been scheduled for November 15, 1996, at which time the court will consider approval of the settlement.

                                PART II

Item 6.  Exhibits and Reports on Form 8-K

10.2 Information Technology Services Agreement, dated July 1, 1996, between American and The SABRE Group, Inc. (Incorporated by reference to Exhibit 10.6 of The SABRE Group Holdings, Inc.' s
       Registration   Statement  on  Form  S-1  (No.  333-09747),   as
       amended.)    (Confidential  treatment  has  been  granted   for
       portions of this agreement and the omitted information has been filed separately pursuant to applicable regulations of the Securities and Exchange Commission.)

27                             Financial Data Schedule.

American filed a report on Form 8-K dated July 17, 1996 relative to the completion of the reorganization of The SABRE Group.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date: November 14, 1996        BY: /s/ Gerard J. Arpey
                               Gerard J. Arpey
                               Senior  Vice President -  Finance and
                               Planning and Chief Financial Officer