Form 10-K405
period 1996-12-31
AMERICAN AIRLINES INC
filed 1997-03-27
CIK 4515

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For fiscal year ended December 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

Commission file number 1-2691.

                            AMERICAN AIRLINES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                                 13-1502798
---------------------------------------    ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

        4333 Amon Carter Blvd.                          76155
---------------------------------------    ------------------------------------
          Fort Worth, Texas                           (Zip Code)
(Address of principal executive offices)

Registrant's telephone number, including area code      (817) 963-1234
                                                         -------------
Securities registered pursuant to Section 12(b) of the Act:


    Title of each class                 Name of exchange on which registered
---------------------------          ------------------------------------------
           NONE                                         NONE


Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             ----     ----.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

American Airlines, Inc. is a wholly-owned subsidiary of AMR Corporation, and there is no market for the registrant's common stock. As of March 1, 1997, 1,000 shares of the registrant's common stock were outstanding.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions I(1)(a) and I(1)(b) of Form 10-K.

===============================================================================

                                     PART I
--------------------------------------------------------------------------------

ITEM 1.       BUSINESS

American Airlines, Inc. (American or the Company), the principal subsidiary of AMR Corporation (AMR), was founded in 1934.

       On July 2, 1996, AMR completed the reorganization of its information technology businesses known as The SABRE Group into a separate, wholly-owned subsidiary of AMR known as The SABRE Group Holdings, Inc. (the Reorganization).

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

       Following the Reorganization, American operates in only one business segment which consists primarily of American's Passenger and Cargo divisions.

AMERICAN'S PASSENGER DIVISION is one of the largest scheduled passenger airlines in the world. At the end of 1996, American provided scheduled jet service to more than 160 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific.

AMERICAN'S CARGO DIVISION is one of the largest scheduled air freight carriers in the world. It provides a full range of freight and mail services to shippers throughout the airline's system. In addition, through cooperative agreements with other carriers, it has the ability to transport shipments to virtually any country in the world.

COMPETITION

AIR TRANSPORTATION Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates four hubs: Dallas/Fort Worth, Chicago O'Hare, Miami and San Juan, Puerto Rico. In 1995, American implemented schedule reductions which ended the airline's hub operations at Raleigh/Durham and Nashville. Delta Air Lines and United Airlines have hub operations at Dallas/Fort Worth and Chicago O'Hare, respectively.

       The American Eagle carriers owned by AMR Eagle, Inc., an AMR subsidiary, increase the number of markets AMR's Airline Group serves by providing connections to American at its hubs and certain other major airports. The American Eagle carriers serve smaller markets through Dallas/Fort Worth, Chicago, Miami, San Juan, Los Angeles and New York John F. Kennedy International Airport. American's competitors also own or have marketing agreements with regional carriers which provide service at their major hubs.

       In addition to its extensive domestic service, American provides international service to the Caribbean, Canada, Latin America, Europe and Japan. American's operating revenues from foreign operations were approximately $4.7 billion in 1996 and 1995, and $4.3 billion in 1994. Additional information about the Company's foreign operations is included in Note 12 to the consolidated financial statements.

       Service over almost all of American's routes is highly competitive. Currently, any carrier deemed fit by the U.S. Department of Transportation
(DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its non-stop routes, American competes with at least one, and usually more than one, major domestic airline including: America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, Trans World Airlines, United Airlines, and US Airways. Competition is even greater between cities that require a connection, where as many as eight airlines may compete via their respective hubs. American also competes with national, regional, all-cargo, and charter carriers and, particularly on shorter segments, ground transportation.

       On all of its routes, pricing decisions are affected by competition from other airlines, some of which have cost structures significantly lower than American's and can therefore operate profitably at lower fare levels. Approximately 39 percent of American's bookings are impacted by competition from lower-cost carriers. American and its principal competitors use inventory management systems that permit them to vary the number of discount seats offered on each flight in an effort to maximize revenues, yet still be price competitive with lower-cost carriers.

       Competition in many international markets is subject to extensive government regulation. In these markets, American competes with foreign investor-owned carriers, state-owned airlines and U.S. carriers that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. American's operating authority in these markets is subject to aviation agreements between the U.S. and the respective countries, and in some cases, fares and schedules require the approval of the DOT and the relevant foreign governments. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policy could result in the alteration or termination of such agreements, diminish the value of such route authorities, or otherwise affect American's international operations. Bilateral agreements between the U.S. and various foreign countries served by American are subject to frequent renegotiation.

       The major U.S. carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, U.S. carriers are limited in their rights to carry passengers beyond designated gateway cities in foreign countries. Some of American's foreign competitors are owned and subsidized by foreign governments. To improve their access to each others' markets, various U.S. and foreign carriers -- including American -- have made substantial equity investments in, or established marketing relationships with, other carriers. American currently has code-sharing programs with Canadian Airlines International, Qantas Airways, Singapore Airlines, South African Airways, Gulf Air, British Midland, LOT Polish Airlines, and Aspen Mountain Air/Lone Star Airlines. Furthermore, in June 1996, AMR announced its plans to create a worldwide alliance between American and British Airways Plc. Subject to regulatory approval, the two carriers will introduce extensive code sharing across each other's networks and establish full reciprocity between their frequent flyer programs. Additionally, the carriers will combine their passenger and cargo activities between the United States and Europe and will share the resulting profits on these services. In the coming years, the Company expects to develop these code-sharing programs further and to evaluate new alliances with other international carriers.

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

REGULATION

GENERAL The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, the DOT and the Federal Aviation Administration (FAA) still exercise certain regulatory authority over air carriers under the Federal Aviation Act of 1958, as amended. The DOT maintains jurisdiction over international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation and baggage liability.

       The FAA regulates flying operations generally, including establishing personnel, aircraft and security standards. In addition, the FAA has implemented a number of requirements that American is incorporating into its maintenance program. These matters relate to, among other things, inspection and maintenance of aging aircraft, corrosion control, collision avoidance and windshear detection. Based on its current implementation schedule, American expects to be in compliance with the applicable requirements within the required time periods.

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

AIRLINE FARES Airlines are permitted to establish their own domestic fares without governmental regulation, and the industry is characterized by substantial price competition. The DOT maintains authority over international fares, rates and charges. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries which American serves. While air carriers are required to file and adhere to international fare and rate tariffs, many international markets are characterized by substantial commissions, overrides, and discounts to travel agents, brokers and wholesalers.

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

       American currently has sufficient slot authorizations to operate its existing flights and has generally been able to obtain slots to expand its operations and change its schedules. However, there is no assurance that American will be able to obtain slots for these purposes in the future because, among other factors, slot allocations are subject to changes in government policies.

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

       For purposes of noise standards, jet aircraft are rated by categories or "stages." The ANCA requires the phase-out by December 31, 1999, of Stage II aircraft operations, subject to certain exceptions. Under final regulations issued by the FAA in 1991, air carriers are required to reduce, by modification or retirement, the number of Stage II aircraft in their fleets 50 percent by December 31, 1996; 75 percent by December 31, 1998; and 100 percent by December 31, 1999. Alternatively, a carrier may satisfy the regulations by operating a fleet that is at least 65 percent, 75 percent, and 100 percent Stage III by the dates set forth in the preceding sentence, respectively. At December 31, 1996, approximately 88 percent of American's active fleet was Stage III, the quietest and most fuel efficient rating category.

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

       American has been identified by the EPA as a potentially responsible party (PRP) at the Operating Industries, Inc. Superfund Site in California. American has signed a partial consent decree with respect to this site and is one of several PRPs named. American's alleged waste disposal volumes are minor compared to the other PRPs.

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

       The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees since certain of the PRPs are no longer in business. The future increase in landing fees may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision.

       American, along with other tenants at the Luis Munoz Marin International Airport in San Juan, Puerto Rico has been named as a PRP for environmental claims at the airport.

       American does not expect these matters, individually or collectively, to have a significant impact on its financial position or liquidity.

LABOR

The airline business is labor intensive. Wages, salaries and benefits represented approximately 36 percent of American's consolidated operating expenses for the year ended December 31, 1996. To improve its competitive position, American has undertaken various steps to reduce its unit labor costs, including workforce reductions.

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

       In 1995, American reached agreements with the members of the Association of Professional Flight Attendants (APFA) and the Transport Workers Union (TWU) on their labor contracts. American's collective bargaining agreements with the APFA and the TWU become amendable on November 1, 1998 and March 1, 2001, respectively.

       American's collective bargaining agreement with the Allied Pilots Association (APA) became amendable on August 31, 1994. On September 2, 1996, American and the APA reached a tentative agreement on a new labor contract. The tentative agreement was approved by the APA Board of Directors and sent out for membership ratification, but subsequently rejected by the APA membership. On January 10, 1997, the NMB proffered binding arbitration to the APA and American. American agreed to arbitration but because the APA did not also agree, the proffer was rejected and on January 15, 1997, the APA and American were notified
(i) that the NMB was terminating its services and (ii) that beginning February 15, 1997, either party could resort to self-help remedies, including a strike by the members of the APA. On February 15, 1997, the APA did initiate a strike against American but immediately thereafter President Clinton intervened and appointed a Presidential Emergency Board (PEB), pursuant to his authority under the Railway Labor Act. The effect of President Clinton's actions was to stop the strike and begin a process during which the PEB reviewed the positions advocated by both parties. On March 19, 1997, before the PEB issued its recommendations, American and the APA reached a second tentative agreement on a new contract. The tentative agreement will be voted on by the APA Board of Directors in early April 1997 and if approved, will be submitted to the APA membership for ratification. If the tentative agreement is rejected by the APA, and unless the Congress takes additional action, either party will be permitted to resort to self-help remedies, which include, but are not limited to, a strike by members of the APA. The Company and the APA have agreed to a timetable under which neither party will resort to self-help remedies for a period of 30 days following either (i) the failure of the APA Board to approve the tentative agreement or (ii) the failure of the APA membership to ratify the tentative agreement. Any work stoppage by the APA members would have a material adverse impact on the company.

FUEL

American's operations are significantly affected by the availability and price of jet fuel. American's fuel costs and consumption for the years 1992 through 1996 were:

                                                                                             Average
                                                                                            Price Per
                                                                                             Gallon,             Percent of
                           Gallons                                    Average Price         Excluding            American's
                          Consumed               Total Cost             Per Gallon          Fuel Tax              Operating
      Year             (in millions)          (in millions)             (in cents)         (in cents)             Expenses
  -------------      -----------------      ------------------      ----------------      -------------        ---------------
       1992                2,862                 $1,862                   65.1                  62.5                14.0
       1993                2,939                  1,818                   61.8                  59.1                13.2
       1994                2,741                  1,556                   56.7                  54.2                11.7
       1995                2,749                  1,565                   56.9                  53.8                11.3
       1996                2,734                  1,866                   68.2                  63.3                13.5

       Based upon American's 1996 fuel consumption, a one cent increase in the average annual price-per-gallon of jet fuel would increase American's monthly fuel costs by approximately $2.3 million, not considering the offsetting effect of American's fuel cost hedging program.

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

       At December 31, 1996 and 1995, American estimated that approximately 5.3 million and 4.7 million free travel awards, respectively, were eligible for redemption. At December 31, 1996 and 1995, American estimated that approximately 4.5 million and 4.0 million free travel awards, respectively, were expected to be redeemed for free travel. In making this estimate, American has excluded mileage in inactive accounts, mileage related to accounts that have not yet reached the lowest level of free travel award, and mileage in active accounts that have reached the lowest level of free travel award but which is not expected to ever be redeemed for free travel. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel and deferred revenues for mileage sold to others participating in the program was $469 million and $370 million, representing 7.7 percent and 7.1 percent of American's total current liabilities at December 31, 1996 and 1995, respectively.

       The number of free travel awards used for travel on American during the years ended December 31, 1996, 1995 and 1994, was approximately 2.2 million each year, representing 8.4 percent of total revenue passenger miles at December 31, 1996 and 1995, and 8.5 percent at December 31, 1994. American believes displacement of revenue passengers is insignificant given American's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to revenue passenger miles.

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

       The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 1996, is included in Note 13 to the consolidated financial statements.

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

ITEM 2.       PROPERTIES

FLIGHT EQUIPMENT

Owned and leased aircraft operated by American at December 31, 1996, included:


                                                                                                                  Weighted-
                                       Current                                                                     Average
                                       Seating                        Capital        Operating                       Age
         Equipment Type                Capacity        Owned          Leased          Leased         Total         (Years)
--------------------------------     ------------    ----------     ----------      ----------     ----------     ----------
Airbus A300-600R                     192/266/267          10              -              25             35            7
Boeing 727-200                            150             64             14               -             78           20
Boeing 757-200                            188             50              9              31             90            5
Boeing 767-200                            172              8              -               -              8           14
Boeing 767-200 Extended Range             165              9             13               -             22           11
Boeing 767-300 Extended Range             207             16             15              10             41            6
Fokker 100                                 97             66              5               4             75            4
McDonnell Douglas DC-10-10            237/290             11              1               -             12           19
McDonnell Douglas DC-10-30                271              4              1               -              5           22
McDonnell Douglas MD-11               238/255             16              -               -             16            4
McDonnell Douglas MD-80                   139            119             25             116            260            9
                                                     ----------     ----------      ----------     ----------     ----------
   Total                                                 373             83             186            642            9
                                                     ==========     ==========      ==========     ==========     ==========


       For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft, and amortization relating to aircraft under capital leases, see Notes 1 and 5 to the consolidated financial statements.

       In April 1995, American announced an agreement to sell 12 of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx). Three aircraft were delivered in 1996 and the remaining nine aircraft will be delivered between 1997 and 1999. In addition, American has the option to sell its remaining seven MD-11 aircraft to FedEx with deliveries between 2000 and 2002.

       Lease expirations for American's leased aircraft included in the above table as of December 31, 1996, were:

                                                                                                                    2002
                                                                                                                     and
Equipment Type                           1997           1998           1999            2000           2001        Thereafter
--------------------------------      ----------     ----------     ----------      ----------     ----------     ----------

Airbus A300-600R                           -              -              -               -              -             25
Boeing 727-200                             -              -              2               4              8              -
Boeing 757-200                             -              -              -               2              2             36
Boeing 767-200 Extended Range              -              -              -               -              -             13
Boeing 767-300 Extended Range              -              -              -               8              -             17
Fokker 100                                 -              -              -               -              2              7
McDonnell Douglas DC-10-10                 1              -              -               -              -              -
McDonnell Douglas DC-10-30                 -              1              -               -              -              -
McDonnell Douglas MD-80                    -              -              -               3              9            129
                                      ----------     ----------     ----------      ----------     ----------     ----------
                                           1              1              2              17             21            227
                                      ==========     ==========     ==========      ==========     ==========     ==========


       Substantially all of American's aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed rate.

GROUND PROPERTIES

American leases, or has built as leasehold improvements on leased property, most of its airport and terminal facilities; certain corporate office, maintenance and training facilities in Fort Worth, Texas; its principal overhaul and maintenance base at Tulsa International Airport, Tulsa, Oklahoma; its regional reservation offices; and local ticket and administration offices throughout the system. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; and the Dallas/Fort Worth, Chicago O'Hare, Raleigh/Durham, Nashville, San Juan, New York, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to American. American also utilizes public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.

       For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1, 4 and 5 to the consolidated financial statements.

ITEM 3.       LEGAL PROCEEDINGS

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

       American has been sued in two class action cases that have been consolidated in the Circuit Court of Cook County, Illinois, in connection with certain changes made to American's AAdvantage frequent flyer program in May 1988. (Wolens et al v. American Airlines, Inc., No. 88 CH 7554, and Tucker v. American Airlines, Inc., No. 89 CH 199.) In both cases, the plaintiffs seek to represent all persons who joined the AAdvantage program before May 1988. Although the complaint originally involved numerous claims, after a January 18, 1995 preemption ruling by the U.S. Supreme Court, only the plaintiffs' breach of contract claim remains. Currently, the plaintiffs allege that in May 1988, American implemented changes that limited the number of seats available to participants traveling on certain awards and established blackout dates during which no AAdvantage seats would be available for certain awards and that these changes breached American's contracts with AAdvantage members. The case has not been certified as a class action. Although the case has been pending for numerous years, it still is in a preliminary stage. American believes the matter is without merit and is vigorously defending it. Plaintiffs seek money damages for the alleged breach and attorneys' fees.

       In December 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995. On February 1, 1995, a class action lawsuit entitled Gutterman vs. American Airlines, Inc., was filed in the Circuit Court of Cook County, Illinois. The Gutterman plaintiffs claim that this increase in mileage level violated the terms and conditions of the agreement between American and AAdvantage members. On February 9, 1995, a virtually identical class action lawsuit entitled Benway vs. American Airlines, Inc., was filed in District Court, Dallas County, Texas. After limited discovery and prior to class certification, a summary judgment dismissing the Benway case was entered by the Dallas County court in July 1995. Although American's motion to dismiss the Gutterman lawsuit was denied, American's motion for summary judgment is still pending. No class has been certified in the Gutterman lawsuit and to date only very limited discovery has been undertaken. American believes the Gutterman complaint is without merit and is vigorously defending the lawsuit.

       On February 10, 1995, American capped travel agency commissions for one-way and round-trip domestic tickets at $25 and $50, respectively. Immediately thereafter, numerous travel agencies, and two travel agency trade association groups, filed class action lawsuits against American and other major air carriers (Continental, Delta, Northwest, United, USAir and TWA) that had independently imposed similar limits on travel agency commissions. The suits were transferred to the United States District Court for the District of Minnesota, and consolidated as a multi-district litigation captioned In Re:
Airline Travel Agency Commission Antitrust Litigation. On September 3, 1996, American reached a tentative settlement with plaintiffs whereby American agreed, inter alia, to pay $21.3 million in exchange for a release from all claims. The court entered a final judgment approving the settlement on February 7, 1997.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART II
--------------------------------------------------------------------------------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

American is a wholly-owned subsidiary of AMR Corporation and there is no market for the Registrant's Common Stock.

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(a) of Form 10-K.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              (Abbreviated pursuant to General Instruction I(2)(a) of Form 10-K).

American Airlines, Inc., the principal subsidiary of AMR, was founded in 1934.

       On July 2, 1996, AMR completed the reorganization of its information technology businesses known as The SABRE Group into a separate, wholly-owned subsidiary of AMR known as The SABRE Group Holdings, Inc. (the Reorganization).

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

       Following the Reorganization, American operates in only one business segment which consists primarily of American's Passenger and Cargo divisions.

AMERICAN'S PASSENGER DIVISION is one of the largest scheduled passenger airlines in the world. At the end of 1996, American provided scheduled jet service to more than 160 destinations, throughout North America, the Caribbean, Latin America, Europe and the Pacific.

AMERICAN'S CARGO DIVISION is one of the largest scheduled air freight carriers in the world. It provides a full range of freight and mail services to shippers throughout the airline's system. In addition, through cooperative agreements with other carriers, it has the ability to transport shipments to virtually any country in the world.

HIGHLIGHTS

SUMMARY As discussed above, as of July 2, 1996, AMR completed the Reorganization of The SABRE Group. Thus, the results of operations of American's Information Services Group have been reflected in the consolidated statement of operations as income from discontinued operations. Following the Reorganization, American operates in only one business segment, and, as such, the discussion below relates only to the operations of what was formerly American's Airline Group.

       American recorded income from continuing operations in 1996 of $569 million. American recorded a $26 million charge ($16 million after tax) in the fourth quarter of 1996 to write down the value of aircraft interiors the Company plans to refurbish. Excluding this special charge, income from continuing operations was $585 million.

       American's loss from continuing operations in 1995 was $11 million. During the fourth quarter of 1995, American recorded restructuring costs of $485 million ($302 million after tax) related to the cost of future pension and other postretirement benefits for voluntary early retirement programs offered in conjunction with renegotiated labor contracts covering members of the Transport Workers Union (TWU) and the Association of Professional Flight Attendants (APFA), as well as provisions for the write-down of certain McDonnell Douglas DC-10 aircraft, and other restructuring activities. In addition to the restructuring costs, the Company's 1995 earnings include a charge of $41 million ($26 million after tax) related to the loss of an aircraft operated by American. During 1995, American retired prior to scheduled maturity $139 million in face value of long-term debt, net of sinking fund balances. In addition, $616 million in outstanding principal of certain debt and lease obligations was refinanced during 1995. These transactions resulted in an extraordinary loss of $21 million ($13 million after tax) in 1995. Excluding these special charges, income from continuing operations was $330 million.

         In June 1996, AMR announced its plans to create a worldwide alliance between American and British Airways Plc. Subject to regulatory approval, the two carriers will introduce extensive code sharing across each other's networks and establish full reciprocity between their frequent flyer programs. Additionally, the carriers will combine their passenger and cargo activities between the United States and Europe and will share the resulting profits on these services.

       During the second quarter of 1996, American and The SABRE Group completed the negotiations of certain agreements, and the parties agreed to apply the financial terms of such agreements as of January 1, 1996. For additional information regarding the agreements, see Note 2.

       As part of the Reorganization, $850 million of American's long-term debt owed to AMR was repaid through the transfer by American to AMR of an $850 million debenture issued by The SABRE Group to American. The Reorganization resulted in a net increase to American's stockholder's equity of $199 million, representing the amount of the debenture transferred to AMR in excess of the carrying value of the assets and liabilities of The SABRE Group as of July 2, 1996.

       In addition, during 1996, American retired prior to scheduled maturity $449 million in face value of long-term debt and capital lease obligations at amounts which approximated their carrying value.

REVENUES
1996 COMPARED TO 1995 American's operating revenues increased 4.4 percent to $15.1 billion in 1996, compared to $14.5 billion in 1995. Passenger revenues increased 3.9 percent, or $511 million. The increase in passenger revenues resulted primarily from a 2.1 percent increase in passenger yield (the average amount one passenger pays to fly one mile) from 12.76 to 13.03 cents and a 1.7 percent increase in passenger traffic. For the year, domestic yields increased
2.6 percent, Latin American yields increased 0.2 percent and European yields increased 3.1 percent, while Pacific yields decreased 10.5 percent. The decline in Pacific yields was primarily due to the foreign exchange impact of the weaker yen. In 1996, American derived 69.6 percent of its passenger revenues from domestic operations and 30.4 percent from international operations.

       American's domestic traffic increased 2.3 percent to 72.9 billion revenue passenger miles (RPMs), while domestic capacity, as measured by available seat miles (ASMs), decreased 1.7 percent. International traffic grew
0.4 percent to 31.8 billion RPMs on a capacity decline of 1.2 percent. The increase in international traffic was led by a 5.0 percent increase in Latin America on capacity growth of 3.9 percent, offset by a 3.9 percent decrease in Europe on a capacity decline of 6.4 percent.

       American benefited from a number of external factors in 1996. First, a healthy U.S. economy produced strong demand for air travel. Second, industry capacity grew at a more modest rate, which led to higher industry load factors and a healthy pricing environment. And third, U.S. carriers benefited from an eight-month lapse in the application of the 10 percent excise tax on airline tickets.

       Other revenues increased 16.8 percent, or $118 million, primarily as a result of an increase in aircraft maintenance work and airport ground services performed by American for other airlines and increased employee travel service charges. The remaining portion of the increase is attributable to the growth in passenger traffic.

OPERATING EXPENSES
1996 COMPARED TO 1995 Operating expenses in 1995 included restructuring costs of $485 million described above. Excluding the restructuring costs, American's operating expenses increased 2.9 percent, or $388 million. American's capacity decreased 1.6 percent to 152.9 billion ASMs. As a result, cost per ASM, excluding restructuring costs in 1995 and the write-down of aircraft interiors in 1996, increased 4.0 percent to 8.91 cents.

       Fuel expense increased 19.2 percent, or $301 million, due to a 19.9 percent increase in American's average price per gallon, including the 4.3 cents per gallon domestic fuel tax imposed on the airline industry since October 1995.

       Commissions to agents decreased 4.4 percent, or $54 million, due principally to a reduction in average rates paid to agents attributable primarily to the change in commission structure implemented in February 1995, partially offset by commissions on increased passenger revenues.

       Aircraft rentals decreased 7.0 percent, or $42 million, primarily as a result of American's decision to prepay the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft during June and July 1996. Following the prepayments, these aircraft have been accounted for as capital leases and the related costs included in amortization expense. Maintenance materials and repairs expense increased 13.4 percent, or $66 million, primarily due to five additional aircraft check lines added at American's maintenance bases in 1996 as a result of the maturing of its fleet.

OTHER INCOME (EXPENSE)
1996 COMPARED TO 1995 Interest expense, net of amounts capitalized, decreased
31.0 percent, or $170 million, due primarily to the decline in the balance of American's intercompany subordinated note with AMR during 1996, and also due to the repurchase and refinancing of debt and scheduled debt repayments.

       Miscellaneous - net for 1996 includes a $21 million provision for a cash payment representing American's share of a multi-carrier travel agency class action litigation settlement. Miscellaneous - net for 1995 includes a $41 million charge related to the loss of an aircraft operated by American.

OTHER INFORMATION

WORKING CAPITAL American historically operates with a working capital deficit as do most other airline companies. The existence of such a deficit has not in the past impaired the Company's ability to meet its obligations as they become due and is not expected to do so in the future.

ENVIRONMENTAL MATTERS American has been notified of potential liability with regard to several environmental cleanup sites and certain airport locations. At sites where remedial litigation has commenced, potential liability is joint and several. American's alleged volumetric contributions at these sites are minimal. American does not expect these matters, individually or collectively, to have a significant impact on its financial position or liquidity. Additional information is included in Note 4 to the consolidated financial statements.

CREDIT FACILITIES American has a $1.0 billion credit facility agreement which expires December 19, 2001 (the original agreement). At American's option, interest on the original agreement can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). In February 1997, American negotiated an additional $1.0 billion credit facility agreement, which will expire December 31, 1997 (the new agreement). Any borrowings under the new agreement will be secured by aircraft owned by American. To the extent that the value of such aircraft exceeds any claims due under the new agreement, the excess value will secure borrowings under the original agreement. At March 24, 1997, no borrowings were outstanding under either agreement.

FORWARD-LOOKING INFORMATION

The preceding discussions under Business and Management's Discussion and Analysis of Financial Condition and Results of Operations contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, projections relating to results of operations and financial conditions and the Company's plans and objectives for future operations, including plans to develop future code-sharing programs and to evaluate new alliances. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements:

UNCERTAINTY OF FUTURE COLLECTIVE BARGAINING AGREEMENTS The Company's operations could be adversely affected by failure of the Company to reach agreement with any labor union representing the Company's employees or by an agreement with a labor union representing the Company's employees that contains terms which prevent the Company from competing effectively with other airlines. Specifically, as discussed above, if the tentative agreement is rejected by the APA and unless the Congress takes additional action, either party will be permitted to resort to self-help remedies, which include, but are not limited to, a strike by members of the APA. The Company and the APA have agreed to a timetable under which neither party will resort to self-help remedies for a period of 30 days following either (i) the failure of the APA Board to approve the tentative agreement or (ii) the failure of the APA membership to ratify the tentative agreement.

ECONOMIC AND OTHER CONDITIONS The airline industry is affected by changes in national, regional and local economic conditions, inflation, war (or the threat thereof), consumer preferences and spending patterns, demographic trends, consumer perceptions of airline safety, costs of safety and security measures and weather.

COMMODITY PRICES Due to the competitive nature of the airline industry, in the event of any increase in the price of jet fuel, there can be no assurance that American would be able to pass on increased fuel prices to its customers by increasing fares.

COMPETITION IN THE AIRLINE INDUSTRY Service over almost all of American's routes is highly competitive. On most of its non-stop routes, American competes with at least one, and usually more than one, major domestic airline, as well as lower-cost carriers. American also competes with national, regional, all-cargo and charter carriers and, particularly on shorter segments, ground transportation. Pricing decisions are affected by competition from other airlines. Fare discounting by competitors has historically had a negative effect on American's financial results because American is generally required to match competitors' fares to maintain passenger traffic. No assurance can be give that any future fare reduction would be offset by increases in passenger traffic or changes in the mix of traffic that improves yields.

CHANGING BUSINESS STRATEGY Although it has no current plan to do so, the Company may change its business strategy in the future and may not pursue some of the goals stated herein.

GOVERNMENT REGULATION Future results of the Company's operations may vary based upon any actions which the governmental agencies with jurisdiction over the Company's operations may take, including the granting and timing of certain governmental approvals needed for code sharing and other arrangements with other airlines and the adoption of more restrictive locally-imposed noise restrictions.

UNCERTAINTY IN INTERNATIONAL OPERATIONS The Company's current international activities and prospects could be adversely affected by factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks, taxation and changes in international government regulation of the Company's operations.

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

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
American Airlines, Inc.


         We have audited the accompanying consolidated balance sheets of American Airlines, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Airlines, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

         As discussed in Note 11 to the consolidated financial statements, effective January 1, 1995, the Company changed its method of accounting for the impairment of long-lived assets.


                                        ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 14, 1997, except for the first
     paragraph of Note 4, for which the
     date is March 24, 1997

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions)
--------------------------------------------------------------------------------


                                                                                   Year Ended December 31,
                                                                  --------------------------------------------------------
                                                                       1996                 1995                  1994
                                                                  -------------         ------------          ------------
REVENUES
   Passenger                                                      $      13,645         $     13,134          $     12,652
   Cargo                                                                    672                  668                   657
   Other                                                                    819                  701                   601
                                                                  -------------         ------------          ------------
     Total operating revenues                                            15,136               14,503                13,910
                                                                  -------------         ------------          ------------
EXPENSES
   Wages, salaries and benefits                                           4,934                4,818                 4,685
   Aircraft fuel                                                          1,866                1,565                 1,556
   Commissions to agents                                                  1,182                1,236                 1,273
   Depreciation and amortization                                            930                  975                   966
   Other rentals and landing fees                                           762                  754                   729
   Food service                                                             667                  675                   663
   Aircraft rentals                                                         562                  604                   620
   Maintenance materials and repairs                                        560                  494                   438
   Other operating expenses                                               2,342                2,296                 2,135
   Restructuring costs                                                        -                  485                   276
                                                                  -------------         ------------          ------------
     Total operating expenses                                            13,805               13,902                13,341
                                                                  -------------         ------------          ------------
OPERATING INCOME                                                          1,331                  601                   569

OTHER INCOME (EXPENSE)
   Interest income                                                           22                   23                     5
   Interest expense                                                        (378)                (548)                 (429)
   Miscellaneous - net                                                      (19)                 (56)                  (45)
                                                                  -------------         ------------          ------------
                                                                           (375)                (581)                 (469)
                                                                  -------------         ------------          ------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                      956                   20                   100
Income tax provision                                                        387                   31                    46
                                                                  -------------         ------------          ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                    569                  (11)                   54
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME
   TAXES (1996 - $82; 1995 - $141; 1994 - $128)                             136                  232                   214
                                                                  -------------         ------------          ------------
EARNINGS BEFORE EXTRAORDINARY LOSS                                          705                  221                   268
EXTRAORDINARY LOSS, NET OF TAX BENEFIT (1995 - $8)                            -                  (13)                    -
                                                                  -------------         ------------          ------------
NET EARNINGS                                                      $         705         $        208          $        268
                                                                  =============         ============          ============

--------
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEET
(in millions)
--------------------------------------------------------------------------------

                                                                                                    December 31,
                                                                                        ------------------------------------
                                                                                             1996                  1995
                                                                                        --------------        --------------
ASSETS

CURRENT ASSETS
   Cash                                                                                 $         37          $         70
   Short-term investments                                                                      1,312                   816
   Receivables, less allowance for uncollectible
     accounts (1996 - $6; 1995 - $13)                                                          1,087                 1,013
   Inventories, less allowance for obsolescence
     (1996 - $197; 1995 - $228)                                                                  559                   516
   Deferred income taxes                                                                         328                   310
   Other current assets                                                                          221                   128
                                                                                        ------------          ------------
     Total current assets                                                                      3,544                 2,853

EQUIPMENT AND PROPERTY
   Flight equipment, at cost                                                                  12,282                12,442
   Less accumulated depreciation                                                               3,737                 3,346
                                                                                        ------------          ------------
                                                                                               8,545                 9,096

   Other equipment and property, at cost                                                       2,611                 3,911
   Less accumulated depreciation                                                               1,371                 2,091
                                                                                        ------------          ------------
                                                                                               1,240                 1,820
                                                                                        ------------          ------------
                                                                                               9,785                10,916

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
   Flight equipment                                                                            2,473                 1,958
   Other equipment and property                                                                  135                   254
                                                                                        ------------          ------------
                                                                                               2,608                 2,212
   Less accumulated amortization                                                                 792                   778
                                                                                        ------------          ------------
                                                                                               1,816                 1,434

OTHER ASSETS
   Route acquisition costs, less accumulated amortization
     (1996 - $182; 1995 - $153)                                                                  974                 1,003
   Airport operating and gate lease rights, less accumulated amortization
     (1996 - $106; 1995 - $89)                                                                   306                   323
   Prepaid pension cost                                                                          446                   268
   Other                                                                                         691                   832
                                                                                        ------------          ------------
                                                                                               2,417                 2,426
                                                                                        ------------          ------------

TOTAL ASSETS                                                                            $     17,562          $     17,629
                                                                                        ============          ============


----------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEET
(in millions, except shares and par value)
--------------------------------------------------------------------------------

                                                                                                    December 31,
                                                                                        -----------------------------------
                                                                                             1996                  1995
                                                                                        -------------         -------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                     $         914         $         742
   Payables to affiliates                                                                       1,410                   907
   Accrued salaries and wages                                                                     733                   651
   Accrued liabilities                                                                          1,005                 1,138
   Air traffic liability                                                                        1,889                 1,467
   Current maturities of long-term debt                                                            22                    49
   Current maturities of long-term debt due to parent                                               -                   193
   Current obligations under capital leases                                                       109                   101
                                                                                        -------------         -------------
     Total current liabilities                                                                  6,082                 5,248

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                           983                 1,318

LONG-TERM DEBT DUE TO PARENT, LESS CURRENT MATURITIES                                             118                 1,676

OBLIGATIONS UNDER CAPITAL LEASES,
   LESS CURRENT OBLIGATIONS                                                                     1,520                 1,777

OTHER LIABILITIES AND CREDITS
   Deferred income taxes                                                                          680                   480
   Deferred gains                                                                                 647                   696
   Postretirement benefits                                                                      1,481                 1,431
   Other liabilities and deferred credits                                                       1,523                 1,357
                                                                                        -------------         -------------
                                                                                                4,331                 3,964

COMMITMENTS AND CONTINGENCIES


STOCKHOLDER'S EQUITY
   Common stock - $1 par value;
     1,000 shares authorized, issued and outstanding                                                -                     -
   Additional paid-in capital                                                                   1,717                 1,699
   Minimum pension liability adjustment                                                           (22)                   (1)
   Retained earnings                                                                            2,833                 1,948
                                                                                        -------------         -------------
                                                                                                4,528                 3,646
                                                                                        -------------         -------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $      17,562         $      17,629
                                                                                        =============         =============

----------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
--------------------------------------------------------------------------------

                                                                                    Year Ended December 31,
                                                                   ---------------------------------------------------------
                                                                        1996                  1995                  1994
                                                                   -------------         -------------         -------------
CASH FLOW FROM OPERATING ACTIVITIES:

   Net earnings                                                    $         705         $         208         $         268
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation and amortization                                       1,013                 1,138                 1,138
       Deferred income taxes                                                 215                    54                    51
       Provision for restructuring costs                                       -                   485                   276
       Provisions for losses                                                   -                    41                     -
       Change in assets and liabilities:
         Increase in receivables                                            (354)                 (136)                 (146)
         Increase in inventories                                             (61)                  (15)                  (12)
         Increase in accounts payable
           and accrued liabilities                                           174                   408                    10
         Increase (decrease) in air traffic liability                        422                    (6)                   13
       Other, net                                                             25                  (181)                   93
                                                                   -------------         -------------         -------------
         Net cash provided by operating activities                         2,139                 1,996                 1,691

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (409)                 (842)                 (899)
   Net increase in short-term investments                                   (496)                  (72)                 (238)
   Proceeds from sale of equipment and property                              268                    59                    36
                                                                   -------------         -------------         -------------
         Net cash used for investing activities                             (637)                 (855)               (1,101)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from:
     Issuance of long-term debt                                                -                   184                   130
     Sale-leaseback transactions                                               -                     -                   280
   Payments on long-term debt and capital lease obligations               (1,136)                 (582)                 (206)
   Funds transferred to affiliates, net                                     (399)                 (686)                 (839)
   Other, net                                                                  -                     -                     3
                                                                   -------------         -------------         -------------
         Net cash used for financing activities                           (1,535)               (1,084)                 (632)
                                                                   -------------         -------------         -------------

Net increase (decrease) in cash                                              (33)                   57                   (42)
Cash at beginning of year                                                     70                    13                    55
                                                                   -------------         -------------         -------------

Cash at end of year                                                $          37         $          70         $          13
                                                                   =============         =============         =============


--------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(in millions)
--------------------------------------------------------------------------------

                                                                                 Minimum
                                                             Additional          Pension
                                            Common            Paid-in           Liability          Retained
                                             Stock            Capital          Adjustment          Earnings            Total
                                          ----------        ------------       ----------        ------------       ------------

Balance at January 1, 1994                $        -        $      1,699       $       -         $      1,469       $      3,168
Net earnings                                       -                   -               -                  268                268
Adjustment for minimum
  pension liability                                -                   -            (199)                   -               (199)
Other                                              -                                   -                   (4)                (4)
                                          ----------        ------------       ---------         ------------       ------------
                                                                       -

Balance at December 31, 1994                       -               1,699            (199)               1,733              3,233
Net earnings                                       -                   -               -                  208                208
Adjustment for minimum
  pension liability                                -                   -             198                    -                198
Other                                              -                   -               -                    7                  7
                                          ----------        ------------       ---------         ------------       ------------

Balance at December 31, 1995                       -               1,699              (1)               1,948              3,646
Net earnings                                       -                   -               -                  705                705
Reorganization of The SABRE
  Group:
    Dividend of Assets of The
      SABRE Group to Parent                        -                  18               -                 (669)              (651)
    Transfer of debenture to
      Parent                                       -                   -               -                  850                850
Adjustment for minimum
  pension liability                                -                   -             (21)                   -                (21)
Other                                              -                   -               -                   (1)                (1)
                                          ----------        ------------       ---------         ------------       ------------

Balance at December 31, 1996              $        -        $      1,717       $     (22)        $      2,833       $      4,528
                                          ==========        ============       =========         ============       ============


---------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION American Airlines, Inc. (American or the Company) is a wholly-owned subsidiary of AMR Corporation (AMR). The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the 1996 presentation.

GENERAL American's Passenger Division is one of the largest scheduled passenger airlines in the world. At the end of 1996, American provided scheduled jet service to more than 160 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American's Cargo Division is one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout the airline's system.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES Spare parts, materials and supplies relating to flight equipment are carried at average cost and are expensed when used in operations. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date aircraft are retired from service, as well as allowances for spare parts currently identified as excess. These allowances are based on management estimates, which are subject to change.

EQUIPMENT AND PROPERTY The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that spare assemblies are depreciated on a group basis. The depreciable lives and residual values used for the principal depreciable asset classifications are:

                                                                                                               Residual
                                                                 Depreciable Life                               Value
                                                                 -----------------------------------         -------------
        Boeing 727-200 (Stage II)                                December 31, 1999(1)                            None
        Boeing 727-200 (to be converted to Stage III)            December 31, 2005(1)                            None
        DC-10-10/ DC-10-30                                       December 31, 2002(2)                            None
        Other aircraft                                           20 years                                         5%
        Major rotable parts, avionics and assemblies             Life of equipment to which                      0-10%
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


     (1) In 1996, American changed the estimated useful lives of its Boeing 727-200 aircraft and engines from an average depreciable life of 21 years to an approximate common retirement date of December 31, 1999 for those aircraft which will not be converted to Stage III noise standards and December 31, 2005 for those which will be converted to Stage III. The impact of this change was not material.
     (2) Approximate common retirement date.

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

       Route acquisition costs and airport operating and gate lease rights represent the purchase price attributable to route authorities, airport take-off and landing slots and airport gate leasehold rights acquired. These assets are being amortized on a straight-line basis over 40 years for route authorities, 25 years for airport take-off and landing slots, and over the term of the lease for airport gate leasehold rights.

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

ADVERTISING COSTS The Company expenses the costs of advertising as incurred. Advertising expense was $183 million, $175 million, and $190 million for the years ended December 31, 1996, 1995, and 1994.

FREQUENT FLYER PROGRAM The estimated incremental cost of providing free travel awards is accrued when such award levels are reached. American sells mileage credits and related services to companies participating in its frequent flyer program. The portion of the revenue related to the sale of mileage credits is deferred and recognized over a period approximating the period during which the mileage credits are used.

       During 1994, the Company changed its estimate of the usage patterns of mileage credits sold to companies participating in American's AAdvantage frequent flyer program. The positive impact of the change in estimate on passenger revenues for 1994 was $59 million.

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

2.     REORGANIZATION OF THE SABRE GROUP AND TRANSACTIONS WITH RELATED PARTIES

       On July 2, 1996, AMR completed the reorganization of its information technology businesses known as The SABRE Group into a separate, wholly-owned subsidiary of AMR known as The SABRE Group Holdings, Inc. (the Reorganization). Prior to the Reorganization, most of The SABRE Group's business units were divisions of American. As part of the Reorganization, all of the businesses of The SABRE Group, including American's SABRE Travel Information Network, SABRE Computer Services, SABRE Development Services, and SABRE Interactive divisions (collectively, the Information Services Group), and certain buildings, equipment, and American's leasehold interest in certain other buildings used by The SABRE Group were combined in subsidiaries of American, which were then dividended to AMR. Also, as part of the Reorganization, $850 million of American's long-term debt owed to AMR was repaid through the transfer by American to AMR of an $850 million debenture issued by The SABRE Group Holdings, Inc. to American. Thus, the results of operations of American's Information Services Group have been reflected in the consolidated statement of operations as income from discontinued operations. Revenues from the operations of the Information Services Group were $754 million, $1.4 billion and $1.3 billion for the period January 1, 1996 through July 1, 1996, 1995 and 1994, respectively. Following the Reorganization, American operates in only one business segment, formerly American's Airline Group.

2. REORGANIZATION OF THE SABRE GROUP AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

       In connection with the Reorganization, the Company entered into various agreements with The SABRE Group, the primary ones of which are discussed below. The parties agreed to apply the financial terms of such agreements as of January 1, 1996.

INFORMATION TECHNOLOGY SERVICES AGREEMENT The Company is party to the Information Technology Services Agreement with The SABRE Group dated July 1, 1996 (the Technology Services Agreement), whereby The SABRE Group provides American with certain information technology services, including data center and data network services, services relating to client server operations and device support services. The base term of the Technology Services Agreement expires June 30, 2006; however, the terms of the specific services to be provided by The SABRE Group to American expire at various dates beginning in June 1999. The Technology Services Agreement provides for annual price adjustments. For certain prices, adjustments are made according to formulas which, commencing in 1998, are reset every two years and which may take into account the market for similar services provided by other companies. The resulting rates may reflect an increase or decrease over the previous rates.

       With limited exceptions, under the Technology Services Agreement, The SABRE Group will continue to be the exclusive provider of all information technology services that were provided by The SABRE Group to American immediately prior to the execution of the Technology Services Agreement. Any new information technology services, including most new application development services, requested by the Company can be outsourced pursuant to competitive bidding by the Company or performed by the Company on its own behalf.

       American paid The SABRE Group $458 million, $505 million and $489 million in 1996, 1995 and 1994, respectively, for services contemplated under the Technology Services Agreement, as well as airline booking fees, for which American is billed by The SABRE Group at rates similar to those charged to other carriers.

MARKETING COOPERATION AGREEMENT The SABRE Group and American are parties to the Marketing Cooperation Agreement dated as of July 1, 1996 (the Marketing Cooperation Agreement), pursuant to which American will provide marketing support for The SABRE Group's products targeted to travel agencies until June 30, 2006. For such support, The SABRE Group will pay American a fee based upon booking volumes. That fee was approximately $20 million in 1996 and will range between $10 million and $30 million annually thereafter. Additionally, American will support The SABRE Group's promotion of certain other products until 2001, for which The SABRE Group will pay American a marketing fee based upon booking volume. With limited exceptions, the Marketing Cooperation Agreement does not restrict American from distributing its airline products and services directly to corporate or individual consumers. Additionally, The SABRE Group has guaranteed to American certain cost savings in the fifth year of the Marketing Cooperation Agreement. If American does not achieve those savings, The SABRE Group will pay American any shortfall, up to a maximum of $50 million.

TRAVEL AGREEMENTS American and The SABRE Group are parties to travel agreements dated July 1, 1996, pursuant to which The SABRE Group is entitled to purchase personal travel for its employees and retirees at reduced fares, and business travel at a discount for certain flights on American. The Travel Privileges Agreement and the Corporate Travel Agreement expire on June 30, 2008 and June 30, 1998, respectively. The SABRE Group paid American approximately $41 million in 1996 pursuant to these agreements.

CREDIT AGREEMENT On July 1, 1996, The SABRE Group and American entered into a Credit Agreement pursuant to which The SABRE Group is required to borrow from American, and American is required to lend to The SABRE Group, amounts required by The SABRE Group to fund its daily cash requirements. In addition, American may, but is not required to, borrow from The SABRE Group to fund its daily cash requirements. The maximum amount The SABRE Group may borrow at any time from American under the Credit Agreement is $300 million. The maximum amount that American may borrow at any time from The SABRE Group under the Credit Agreement is $100 million. The interest rate to be charged to The SABRE Group is a function of American's cost of capital and The SABRE Group's credit rating. The interest rate to be charged to American is The SABRE Group's average portfolio rate for the months in which borrowing occurred plus an additional

2. REORGANIZATION OF THE SABRE GROUP AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

spread based upon American's credit risk. At the end of each quarter, American must pay all amounts owed under the Credit Agreement to The SABRE Group. No borrowings occurred by either The SABRE Group or American during 1996.

INDEMNIFICATION AGREEMENTS Airline Management Services Holdings, Inc. (AMS), a subsidiary of AMR, and Canadian Airlines International Limited (Canadian) have entered into an agreement pursuant to which AMR and American supply to Canadian various services, including technology services. American has subsequently entered into the Canadian Technical Services Subcontract (the Canadian Subcontract), which expires in 2006, with The SABRE Group to provide data processing and network distributed systems services to Canadian. Under the terms of the Canadian Subcontract, American has guaranteed full payment for services actually performed by The SABRE Group and deferred costs associated with the installation and implementation of certain systems. Additionally, AMS has guaranteed full payment to American for any services actually performed by American in connection with the Canadian services agreement, certain deferred costs incurred by American, and any amounts paid by American to The SABRE Group under the indemnification provisions of the Canadian Subcontract. In connection with these guarantees, AMS reimbursed American $40 million for amounts paid by American to The SABRE Group in December 1996 and $7 million for certain deferred costs previously incurred by American.

OTHER AGREEMENTS WITH THE SABRE GROUP American and The SABRE Group are also parties to a Management Services Agreement dated July 1, 1996, pursuant to which American performs various management services for The SABRE Group, including treasury, risk management, tax, and other administrative services that American has historically provided to The SABRE Group, for a fee approximating American's cost of providing the services plus a margin. The SABRE Group paid American $17 million in 1996 pursuant to the Management Services Agreement.

       AMR, American and The SABRE Group have also entered into a Non-Competition Agreement dated July 1, 1996, pursuant to which AMR and American, on behalf of themselves and certain of their subsidiaries, have agreed to limit their competition with The SABRE Group's businesses of (i) electronic travel distribution; (ii) development, maintenance, marketing and licensing of software for travel agency, travel, transportation and logistics management; (iii) computer system integration; (iv) development, maintenance and operation of a data processing center providing data processing services to third parties; and (v) travel industry, transportation and logistics consulting services relating primarily to computer technology and automation.

OTHER RELATED PARTY TRANSACTIONS American invests funds, including funds of certain affiliates, in a combined short-term investment portfolio and passes through interest income on such funds at the average rate earned on the portfolio. To the extent funds transferred to American exceed the invested portfolio, such amounts are converted to Long-Term Debt Due to Parent under a subordinated note agreement with AMR. To the extent American invests its excess cash flows in the short-term investment portfolio, Long-Term Debt Due to Parent is reduced with a corresponding increase in Payables to Affiliates. The subordinated promissory note bears interest based on the weighted-average rate on AMR's long-term debt (9.22 percent at December 31, 1996). The interest rate is reset every six months. The note is due September 30, 2004, unless extended. American may prepay the note without penalty at any time. Under the provisions of such note agreement, approximately $118 million and $1.68 billion was included in Long-Term Debt Due to Parent as of December 31, 1996 and 1995, respectively. Interest paid to affiliates in addition to interest income passed through on invested funds was approximately $157 million, $259 million and $190 million for the years ended December 31, 1996, 1995 and 1994, respectively.

       Interest expense includes $3 million for the year ended December 31, 1996 and $17 million for the years ended December 31, 1995 and 1994, relating to debentures held by AMR calculated at a 9.03 percent effective interest rate. The debenture was paid at its scheduled maturity date of March 1, 1996.

       American issues tickets for flights on its American Eagle affiliate regional carriers, owned by AMR Eagle, Inc., a subsidiary of AMR. As a result, the revenue collected for such tickets is prorated between American and the AMR Eagle carriers based on the segments flown by the respective carriers. In addition, in 1996,

1995 and 1994, American paid fees of $196 million, $201 million and $174 million, respectively, recorded as a reduction in passenger revenues, to AMR Eagle primarily for passengers connecting with American flights.

       American paid affiliates in AMR's Management Services Group $120 million, $108 million and $92 million in 1996, 1995 and 1994, respectively, for ground handling services provided at selected airports, consulting services and investment management and advisory services with respect to short-term investments and the assets of its retirement benefit plans.

       American recognizes compensation expense associated with certain AMR common stock-based awards for employees of American (See Note 9).


3.     SHORT-TERM INVESTMENTS

       Short-term investments consisted of (in millions):

                                                                December 31,
                                                     -----------------------------------
                                                          1996                  1995
                                                     -------------         -------------
        Overnight investments and time deposits      $          47         $         136
        Corporate notes                                      1,014                   457
        Other debt securities                                  251                   223
                                                     -------------         -------------

                                                     $       1,312         $         816
                                                     =============         =============


       Short-term investments at December 31, 1996, by contractual maturity included (in millions):

        Due in one year or less                      $         845
        Due after one year through three years                 363
        Due after three years                                  104
                                                     -------------

                                                     $       1,312
                                                     =============

       All short-term investments are classified as available-for-sale and stated at fair value. Net unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to stockholder's equity.

4.     COMMITMENTS AND CONTINGENCIES

       American's collective bargaining agreement with the Allied Pilots Association (APA) became amendable on August 31, 1994. On September 2, 1996, American and the APA reached a tentative agreement on a new labor contract. The tentative agreement was approved by the APA Board of Directors and sent out for membership ratification, but subsequently rejected by the APA membership. On January 10, 1997, the National Mediation Board (NMB) proffered binding arbitration to the APA and American. American agreed to arbitration but because the APA did not also agree, the proffer was rejected and on January 15, 1997, the APA and American were notified (i) that the NMB was terminating its services and (ii) that beginning February 15, 1997, either party could resort to self-help remedies, including a strike by the members of the APA. On February 15, 1997, the APA did initiate a strike against American but immediately thereafter President Clinton intervened and appointed a Presidential Emergency Board (PEB), pursuant to his authority under the Railway Labor Act. The effect of President Clinton's actions was to stop the strike and begin a process during which the PEB reviewed the positions advocated by both parties. On March 19, 1997, before the PEB issued its recommendations, American and the APA reached a second tentative agreement on a new contract. The tentative agreement will be voted on by the APA Board of Directors in early April 1997 and if approved, will be submitted to the APA membership for ratification. If the tentative agreement is rejected by the APA, and unless the Congress takes additional action, either party will be permitted to resort to self-help remedies, which include, but are not limited to, a strike by members of the APA. The Company and the APA have agreed to a timetable under which neither party will resort to self-help remedies for a period of 30 days following either (i) the failure of the APA Board to approve the tentative agreement or (ii) the failure of the APA membership to ratify the tentative agreement. Any work stoppage by the APA members would have a material adverse impact on the company.

         In November 1996, the Company announced an aircraft acquisition arrangement with Boeing, including firm orders for 103 aircraft and "purchase rights" for 527 additional jets. This arrangement would allow the airline to move gradually toward a very high level of fleet commonality, and provide for modest capacity growth in future years. The Company made its arrangement with Boeing contingent on ratification of the tentative agreement with the APA reached in September 1996. Since this did not occur, the future of this aircraft order is uncertain.

       The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees since certain of the potentially responsible parties are no longer in business. The future increase in landing fees may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. The ultimate resolution is not, however, expected to have a significant impact on the financial position or the liquidity of American.

       The Company has authorized expenditures of approximately $285 million for modifications to aircraft, renovations of, and additions to, airport and office facilities, and the acquisition of various other equipment and assets. American expects to spend approximately $185 million of this amount in 1997.

       In April 1995, American announced an agreement to sell 12 of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx), with delivery of the aircraft between 1996 and 1999. No gain or loss is expected to be recognized as a result of this transaction. Three aircraft had been delivered as of December 31, 1996. The carrying value of the nine remaining aircraft American has committed to sell was approximately $600 million as of December 31, 1996. In addition, American has the option to sell its remaining seven MD-11 aircraft to FedEx with deliveries between 2000 and 2002.

       American has included an event risk covenant in approximately $2.9 billion of debt and lease agreements. The covenant permits the holders of such instruments to receive a higher rate of return (between 50 and 700 basis points above the stated rate) if a designated event, as defined, should occur and the credit rating of the debt obligations underlying the lease agreements is downgraded below certain levels.

       Special facility revenue bonds have been issued by certain municipalities, primarily to purchase equipment and improve airport facilities which are leased by American. In certain cases, the bond issue proceeds were loaned to American and are included in long-term debt. Certain bonds have rates that are periodically reset and are remarketed by various agents. In certain circumstances, American may be required to purchase up to $437 million of the special facility revenue bonds prior to scheduled maturity, in which case American has the right to resell the bonds or to use the bonds to offset its lease or debt obligations. American may borrow the purchase price of these bonds under standby letter of credit agreements. At American's option, these letters of credit are secured by funds held by bond trustees and by approximately $439 million of short-term investments.

5.     LEASES

       American leases various types of equipment and property, including aircraft, passenger terminals, equipment and various other facilities. The future minimum lease payments required under capital leases, together with the present value of net minimum lease payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1996, were (in millions):


                                                                  Capital              Operating
        Year Ending December 31,                                  Leases                Leases
                                                               ---------------       ---------------

        1997                                                   $         216         $         907
        1998                                                             211                   919
        1999                                                             206                   909
        2000                                                             272                   869
        2001                                                             254                   871
        2002 and subsequent                                            1,271                13,802
                                                               -------------         -------------
                                                                       2,430(1)      $      18,277(2)
                                                                                     =============
        Less amount representing interest                                801
                                                               -------------

        Present value of net minimum lease payments            $       1,629
                                                               =============

     (1) Future minimum payments required under capital leases include $202 million guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

     (2) Future minimum payments required under operating leases include $6.4 billion guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

       At December 31, 1996, the Company had 186 jet aircraft under operating leases and 83 jet aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft.

       In 1994, the Company entered into capital leases aggregating $280 million. During 1996, American made prepayments totaling $565 million on the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft. Upon the expiration of the amended leases, American can purchase the aircraft for a nominal amount. As a result, the aircraft are recorded as flight equipment under capital leases.

       Rent expense, excluding landing fees, was $1.1 billion for 1996 and $1.2 billion for 1995 and 1994.

6.     INDEBTEDNESS

       Long-term debt (excluding amounts maturing within one year) consisted of (in millions):

                                                                        December 31,
                                                             -----------------------------------
                                                                 1996                  1995
                                                             -------------         -------------
        7.67% - 9.59% notes due through 2014                 $         611         $         624
        Variable rate indebtedness due through 2024
           (3.55% - 6.82% at December 31, 1996)                        162                   475
        6.0% - 9.25% bonds due through 2031                            176                   176
        Other                                                           34                    43
                                                             -------------         -------------
        Long-term debt, less current maturities              $         983         $       1,318
                                                             ==============        ==============

       Maturities of long-term debt (including sinking fund requirements) for the next five years are: 1997 - $22 million; 1998 - $27 million; 1999 - $26 million; 2000 - $30 million; 2001 - $35 million.

       Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $826 million.

       During 1996, American retired prior to scheduled maturity $449 million in face value of long-term debt and capital lease obligations at amounts which approximated their carrying value.

       During 1995, American retired prior to scheduled maturity $139 million in face value of long-term debt, net of sinking fund balances. Cash from operations provided the funding for the retirements. In addition, $616 million in outstanding principal of certain debt and lease obligations was refinanced during 1995. These transactions resulted in an extraordinary loss of $21 million ($13 million after tax) in 1995.

       American has a $1.0 billion credit facility agreement which expires December 19, 2001. At American's option, interest on the agreement can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 1996, no borrowings were outstanding under the agreement.

       Certain of American's debt and credit facility agreements contain certain restrictive covenants, including a cash flow coverage test and a minimum net worth requirement. At December 31, 1996, under the most restrictive provisions of those agreements, approximately $1.5 billion of American's retained earnings were available for payment of dividends to AMR.

       Cash payments for interest were $367 million, $542 million and $406 million for 1996, 1995 and 1994, respectively.

7.     FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

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

       The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with the majority of its counterparties which may require the Company or the counterparty to post collateral if the value of these instruments fall below certain mark-to-market thresholds. As of December 31, 1996, no collateral was required under these agreements, and the Company does not expect to post collateral in the near future.

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

       The following table indicates the notional amounts and fair values of the Company's interest rate swap agreements (in millions):


                                                                               December 31,
                                                 -------------------------------------------------------------------------
                                                                1996                                   1995
                                                 ----------------------------------     ----------------------------------
                                                    Notional                               Notional
                                                     Amount           Fair Value            Amount            Fair Value
                                                 --------------     ---------------     --------------      --------------


        Interest rate swap agreements            $       1,480      $          (9)      $       1,980       $          12


       The fair values represent the amount the Company would pay or receive to terminate the agreements at December 31, 1996 and 1995, respectively.

       At December 31, 1996, the weighted-average remaining duration of the interest rate swap agreements in effect was 2.9 years. The weighted-average floating rates and fixed rates on the contracts outstanding were:

                                                December 31,
                                     ------------------------------------
                                         1996                  1995
                                     --------------        --------------

      Average floating rate               5.728%                5.786%
      Average fixed rate                  5.627%                5.304%

       Floating rates are primarily based on LIBOR and may change significantly, affecting future cash flows.

       FUEL PRICE RISK MANAGEMENT

       American enters into fuel swap contracts to protect against increases in jet fuel prices. Under the agreements, American receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. Gains and losses on fuel swap agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. At December 31, 1996, American had agreements with broker-dealers to exchange payments on approximately 405 million gallons of fuel products, which represents approximately 12 percent of its expected 1997 fuel needs and approximately three percent of its expected 1998 fuel needs. The fair value of the Company's fuel swap agreements at December 31, 1996, representing the amount the Company would receive to terminate the agreements, totaled $31 million.

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

                                                                               December 31,
                                                 -------------------------------------------------------------------------
                                                                1995                                   1994
                                                 ----------------------------------     ----------------------------------
                                                    Notional          Fair Value           Notional           Fair Value
                                                     Amount          (in millions)          Amount          (in millions)
                                                 --------------     ---------------     --------------      --------------

        Japanese yen                              24.7 billion      $          14        25.0 billion       $          28

       The exchange rates on the Japanese yen agreements range from 66.50 to
125.59 yen per U.S. dollar.

       To hedge against the risk of future exchange rate fluctuations on a portion of American's foreign cash flows, the Company enters into various currency put option agreements on a number of foreign currencies. The option contracts are denominated in the same foreign currency in which the projected foreign cash flows are expected to occur. These contracts are designated and effective as hedges of probable quarterly foreign cash flows for various periods through September 30, 1999, which otherwise would expose the Company to foreign currency risk. Realized gains on the currency put option agreements are recognized as a component of passenger revenue. At December 31, 1996, the notional amount related to these options totaled approximately $629 million and the fair value, representing the amount American would receive to terminate the agreements, totaled approximately $20 million.

       FAIR VALUES OF FINANCIAL INSTRUMENTS

       The fair values of the Company's long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and fair values of the Company's long-term debt, including current maturities, were (in millions):

                                                                               December 31,
                                                 ------------------------------------------------------------------------
                                                                1996                                   1995
                                                 --------------------------------       ---------------------------------
                                                    Carrying             Fair              Carrying              Fair
                                                     Value               Value              Value               Value
                                                 -------------      -------------       -------------       -------------
        Long-term debt due to Parent             $         118      $         134       $       1,869       $       2,077
        7.67% - 9.59% notes                                625                685                 636                 718
        Variable rate indebtedness                         165                165                 501                 501
        6.0% - 9.25% bonds                                 176                180                 176                 183
        Other                                               39                 41                  54                  60
                                                 -------------      -------------       -------------       -------------
                                                 $       1,123      $       1,205       $       3,236       $       3,539
                                                 =============      =============       =============       =============

       All other financial instruments are either carried at fair value or their carrying value approximates fair value.

8.     INCOME TAXES

       American, as a wholly-owned subsidiary, is included in AMR's consolidated tax return. Under the terms of American's tax sharing agreement with AMR, American's provision for income taxes has been computed on the basis that American files separate consolidated income tax returns with its subsidiaries.

       The significant components of the income tax provision were (in millions):

                                                                                 Year Ended December 31,
                                                                ---------------------------------------------------------
                                                                    1996                  1995                  1994
                                                                -------------         -------------         -------------
        Current                                                 $         208         $          21         $          33
        Deferred                                                          179                    10                    25
        Benefit of operating loss carryforwards                             -                     -                   (12)
                                                                -------------         -------------         -------------
                                                                $         387         $          31         $          46
                                                                =============         =============         =============

       The income tax provision includes a federal income tax provision of $342 million, $24 million and $31 million for the years ended December 31, 1996, 1995 and 1994, respectively.

       The income tax provision differed from amounts computed at the statutory federal income tax rate as follows (in millions):

                                                                                Year Ended December 31,
                                                                --------------------------------------------------------
                                                                    1996                  1995                  1994
                                                                ------------          ------------          ------------
        Statutory income tax provision                          $        335          $          7          $         36
        State income tax provision, net                                   27                     2                     4
        Meal expense                                                      16                    19                    19
        Other, net                                                         9                     3                   (13)
                                                                ------------          ------------          ------------
        Income tax provision                                    $        387          $         31          $         46
                                                                ============          ============          ============

       The components of American's deferred tax assets and liabilities were (in millions):

                                                                                              December 31,
                                                                                   -----------------------------------
                                                                                       1996                  1995
                                                                                   -------------         -------------
        Deferred tax assets:

           Alternative minimum tax credit carryforwards                            $         804         $         566
           Postretirement benefits other than pensions                                       543                   501
           Gains from lease transactions                                                     248                   253
           Rent expense                                                                      231                   120
           Frequent flyer obligation                                                         172                   130
           Operating loss carryforwards                                                       45                   426
           Other                                                                             341                   379
           Valuation allowance                                                                (3)                  (10)
                                                                                   -------------         -------------
             Total deferred tax assets                                                     2,381                 2,365
                                                                                   -------------         -------------
        Deferred tax liabilities:
           Accelerated depreciation and amortization                                      (2,396)               (2,244)
           Pensions                                                                         (144)                  (65)
           Other                                                                            (193)                 (226)
                                                                                   -------------         -------------
             Total deferred tax liabilities                                               (2,733)               (2,535)
                                                                                   -------------         -------------
        Net deferred tax liability                                                 $        (352)        $        (170)
                                                                                   =============         =============

       At December 31, 1996, American had available under the terms of its tax sharing agreement with AMR approximately $804 million of alternative minimum tax credit carryforwards available for an indefinite period, and approximately $125 million of net operating loss carryforwards for regular tax purposes, which expire in 2009.

       Cash payments for income taxes were $191 million, $49 million and $34 million for 1996, 1995 and 1994,respectively.

9.     STOCK AWARDS AND OPTIONS

       The Company participates in AMR's 1988 Long Term Incentive Plan (1988
Plan), as amended in 1994, whereby officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights and/or other stock-based awards.

       The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. In 1996, the total charge for stock compensation expense included in wages, salaries and benefits expense was $46 million. No compensation expense was recognized for stock option grants since the exercise price of the Company's stock option grants was the fair market value of the underlying stock on the date of grant.

       The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). As required by FAS 123, pro forma information regarding net income has been determined as if the Company had accounted for its employee stock options and awards granted subsequent to December 31, 1994 using the fair value method prescribed by FAS 123. The pro forma effect of FAS 123 is immaterial to 1996 and 1995 net earnings. Because FAS 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

10.    RETIREMENT BENEFITS

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

       Total costs for all pension plans were (in millions):

                                                                                 Year Ended December 31,
                                                                --------------------------------------------------------
                                                                    1996                  1995                  1994
                                                                ------------          ------------          ------------
        Defined benefit plans:
          Service cost - benefits earned during
            the period                                          $        193          $        162          $        201
          Interest cost on projected benefit obligation                  356                   323                   292
          Loss (return) on assets                                        (87)               (1,288)                  232
          Net amortization and deferral                                 (305)                1,008                  (541)
                                                                ------------          ------------          ------------
          Net periodic pension cost for defined
            benefit plans                                                157                   205                   184

        Defined contribution plans                                       132                   124                   119
                                                                ------------          ------------          ------------
        Total                                                   $        289          $        329          $        303
                                                                ============          ============          ============

       In addition to the pension costs shown above, in late 1995 and 1994, American offered early retirement programs to select groups of employees as part of its restructuring efforts. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," American recognized additional pension expense of $220 million and $154 million associated with these programs in 1995 and 1994, respectively. Of these amounts, $118 million and $120 million were for special termination benefits and $102 million and $34 million were for the actuarial losses resulting from the early retirements for 1995 and 1994, respectively.

       The funded status and actuarial present value of benefit obligations of the defined benefit plans were (in millions):

                                                                             December 31,
                                           -------------------------------------------------------------------------------
                                                            1996                                     1995
                                           --------------------------------------    -------------------------------------
                                                                                        Plans with
                                              Plans with           Plans with           Assets in            Plans with
                                           Assets in Excess        Accumulated          Excess of           Accumulated
                                            of Accumulated           Benefit           Accumulated            Benefit
                                                Benefit           Obligation in          Benefit           Obligation in
                                              Obligation        Excess of Assets        Obligation        Excess of Assets
                                           -----------------    -----------------    ----------------     ----------------
        Vested benefit obligation          $        2,729       $        1,435       $        4,145       $           42
                                           ==============       ==============       ==============       ==============

        Accumulated benefit obligation
                                           $        2,882       $        1,510       $        4,279       $           46
        Effect of projected future salary
           increases                                  650                  202                  728                   20
                                           --------------       --------------       --------------       --------------
        Projected benefit obligation                3,532                1,712                5,007                   66
                                           --------------       --------------       --------------       --------------

        Plan assets at fair value                   3,154                1,463                4,545                    6

        Plan assets less than projected
           benefit obligation                        (378)                (249)                (462)                 (60)

        Unrecognized net loss                         729                  237                  703                   19
        Unrecognized prior service cost                37                   29                   14                    9
        Unrecognized transition asset                 (32)                   -                  (45)                  (1)
        Adjustment to record minimum
           pension liability                            -                  (69)                   -                  (12)
                                           --------------       --------------       --------------       --------------
        Prepaid (accrued) pension cost(1)  $          356       $          (52)      $          210       $          (45)
                                           ==============       ==============       ==============       ==============


     (1) American's funding policy is to make contributions equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

       Plan assets consist primarily of domestic and foreign government and corporate debt securities, marketable equity securities, and money market fund and mutual fund shares, of which approximately $71 million and $119 million of plan assets at December 31, 1996 and 1995, respectively, were invested in shares of mutual funds managed by a subsidiary of AMR.

       The projected benefit obligation was calculated using weighted-average discount rates of 7.75% and 7.25% at December 31, 1996 and 1995, respectively; rates of increase for compensation of 4.20% at December 31, 1996 and 1995; and the 1983 Group Annuity Mortality Table. The weighted-average expected long-term rate of return on assets was 9.50% in 1996, 1995 and 1994. The vested benefit obligation and plan assets at fair value at December 31, 1996, for plans whose benefits are guaranteed by the Pension Benefit Guaranty Corporation were $4.1 billion and $4.6 billion, respectively.

       AMR intends to spin off the portion of its defined benefit pension plan applicable to employees of The SABRE Group to the Legacy Pension Plan (LPP), a defined benefit plan established by The SABRE Group effective January 1, 1997. The net obligation attributable to The SABRE Group employees participating in AMR's plan was approximately $40 million at December 31, 1996.

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

       Certain employee groups make contributions toward funding a portion of their retiree health care benefits during their working lives. American funds benefits as incurred and makes contributions to match employee prefunding.


       Net other postretirement benefit cost was (in millions):

                                                                                    Year Ended December 31,
                                                                      ---------------------------------------------------
                                                                           1996               1995              1994
                                                                      -------------      -------------      -------------
        Service cost - benefits earned during the period              $          55      $          48      $          62
        Interest cost on accumulated other postretirement
           benefit obligation                                                    98                 99                 86
        Return on assets                                                         (3)                (2)                (1)
        Net amortization and deferral                                            (5)                (6)                (4)
                                                                      -------------      -------------      -------------
        Net other postretirement benefit cost                         $         145      $         139      $         143
                                                                      =============      =============      =============

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

       The funded status of the plan, reconciled to the accrued other postretirement benefit cost recognized in American's balance sheet, was (in millions):

                                                                                                 December 31,
                                                                                      -----------------------------------
                                                                                          1996                  1995
                                                                                      -------------         -------------
        Retirees                                                                      $         593         $         705
        Fully eligible active plan participants                                                 123                   176
        Other active plan participants                                                          461                   546
                                                                                      -------------         -------------
        Accumulated other postretirement benefit obligation                                   1,177                 1,427
        Plan assets at fair value                                                                35                    28
                                                                                      -------------         -------------
        Accumulated other postretirement benefit obligation
           in excess of plan assets                                                           1,142                 1,399
        Unrecognized net gain (loss)                                                            287                   (29)
        Unrecognized prior service benefit                                                       52                    61
                                                                                      -------------         -------------
        Accrued other postretirement benefit cost                                     $       1,481         $       1,431
                                                                                      =============         =============

       Plan assets consist primarily of shares of a mutual fund managed by a subsidiary of AMR.

       For 1996 and 1995, future benefit costs were estimated assuming per capita cost of covered medical benefits would increase at a six and eight percent annual rate, respectively, decreasing gradually to a four percent annual growth rate in 1999 and thereafter. A one percent increase in this annual trend rate would have increased the accumulated other postretirement benefit obligation at December 31, 1996, by approximately $123 million and 1996 other postretirement benefit cost by approximately $23 million. The weighted-average discount rate used in estimating the accumulated other postretirement benefit obligation was 7.75% and 7.25% at December 31, 1996 and 1995, respectively.

11.    RESTRUCTURING COSTS

       In 1995 and 1994, the Company recorded $485 million and $276 million respectively, for restructuring costs which included (in millions):

                                                                                            Year Ended December 31,
                                                                                      -----------------------------------
                                                                                          1995                  1994
                                                                                      -------------         -------------
        Special termination benefits:
           Pension                                                                    $         118         $         120
           Other postretirement benefits                                                         26                    43
           Other termination benefits                                                            19                     -
        Actuarial losses:
           Pension                                                                              102                    34
           Other postretirement benefits                                                         67                    28
                                                                                      -------------         -------------
        Total cost of early retirement programs                                                 332                   225
        Provisions for aircraft impairment and retirement                                       145                     -
        Severance                                                                                 -                    28
        Other                                                                                     8                    23
                                                                                      -------------         -------------
                                                                                      $         485         $         276
                                                                                      =============         =============


       In 1995, approximately 2,100 mechanics and fleet service clerks and 300 flight attendants elected early retirement under programs offered in conjunction with renegotiated union labor contracts, and the majority of these employees left the Company's workforce during 1996. The Company recorded restructuring costs of $332 million in 1995 related to these early retirement programs. A large portion of the funding for the programs was done in 1995. The remaining cash payments associated with these programs will be expended as required for funding the appropriate pension and other postretirement benefit plans in future years.

       The aircraft portion of the 1995 restructuring costs consists of a $145 million provision related to the write-down of certain McDonnell Douglas DC-10 aircraft. Effective January 1, 1995, American adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In 1995, the Company evaluated its fleet operating plan with respect to the DC-10-10 fleet and, as a result, believes that the estimated future cash flows expected to be generated by these aircraft will not be sufficient to recover their net book value. Management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions. As a result of this analysis, the Company determined that a write-down of the DC-10-10 aircraft to the net present value of their estimated discounted future cash flows was warranted, which resulted in a $112 million charge. In addition, the Company recorded a $33 million charge to reflect a diminution in the estimated market value of certain DC-10 aircraft previously grounded by the Company. No cash costs have been incurred or are expected as a result of these DC-10 write-downs.

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

       The $28 million severance provision recorded in 1994 was for additional workforce reductions affecting approximately 2,300 agent and management personnel as a result of scheduled service reductions and improved administrative efficiencies. Cash outlays for severance payments in 1996 and 1995 totaled approximately $6 million and $22 million, respectively.

       The remaining $23 million included in the 1994 restructuring costs represents provisions for excess leased facilities and other restructuring activities. Cash outlays are estimated to be approximately $18 million, of which approximately $3 million occurred in both 1996 and 1995.

12.    FOREIGN OPERATIONS

       American conducts operations in various foreign countries. American's operating revenues from foreign operations were (in millions):

                                                       Year Ended December 31,
                                      ---------------------------------------------------------
                                          1996                  1995                  1994
                                      -------------         -------------         -------------
        Latin America                 $       2,438         $       2,316         $       2,134
        Europe                                1,967                 2,059                 1,839
        Pacific                                 336                   373                   347
                                      -------------         -------------         -------------
        Foreign operating revenues    $       4,741         $       4,748         $       4,320
                                      =============         =============         =============

13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Unaudited summarized financial data by quarter for 1996 and 1995 (in millions):

                                                 First                Second                Third                 Fourth
                                                Quarter               Quarter              Quarter                Quarter
                                            ---------------       ---------------       --------------        --------------
             1996
        Operating revenues                  $       3,639         $       3,885         $      3,900          $      3,712
        Operating income                              240                   447                  444                   200
        Net earnings                                  150                   274                  208                    73

             1995
        Operating revenues                  $       3,399         $       3,700         $      3,814          $      3,590
        Operating income (loss)                       137                   358                  380                  (274)
        Earnings (loss) before
           extraordinary loss                          56                   192                  212                  (239)
        Net earnings (loss)                            56                   192                  212                  (252)

       Results for the third quarter of 1996 include a $21 million provision for American's share of a multi-carrier travel agency class action litigation settlement. Results for the fourth quarter of 1996 include a $26 million charge to write down the value of aircraft interiors the Company plans to refurbish.

       Results for the fourth quarter of 1995 include $485 million in restructuring costs, primarily representing the cost of early retirement programs for certain American employees, and provisions for the write-down of certain DC-10 aircraft. Results for the fourth quarter of 1995 also include a $41 million charge related to the loss of an aircraft operated by American.

ITEM 9.   DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III
------------------------------------------------------------------------------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 11.   EXECUTIVE COMPENSATION

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.


                                    PART IV
--------------------------------------------------------------------------------
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1)    The following financial statements and Independent Auditor's
              Report are filed as part of this report:

                                                                                                                  Page
                                                                                                                  ----
              Report of Independent Auditors                                                                        16

              Consolidated Statement of Operations for the Years Ended
              December 31, 1996, 1995 and 1994                                                                      17

              Consolidated Balance Sheet at December 31, 1996 and 1995                                           18-19

              Consolidated Statement of Cash Flows for the Years Ended
              December 31, 1996, 1995 and 1994                                                                      20

              Consolidated Statement of Stockholder's Equity for the Years Ended
              December 31, 1996, 1995 and 1994                                                                      21

              Notes to Consolidated Financial Statements                                                         22-39


       (2) The following financial statement schedule is filed as part of this report:

              Schedule II       Valuation and Qualifying Accounts and Reserves                                      43


              Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

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

              EXHIBIT

              3.1 Composite of the Certificate of Incorporation of American, incorporated by reference to Exhibit 3(a) to American's report on Form 10-K for the year ended December 31, 1982.

              3.2     Amended Bylaws of American, incorporated by reference to
                      Exhibit 3(b) to American's report on Form 10-K for the year ended December 31, 1990.

              10.1 Aircraft Sales Agreement by and between American Airlines, Inc. and Federal Express Corporation, dated April 7, 1995, incorporated by reference to Exhibit 10(ee) to American's report on Form 10-K for the year ended December 31, 1995. Confidential treatment was granted as to a portion of this document.

              10.2 Information Technology Services Agreement, dated July 1, 1996, between American and The SABRE Group, Inc., incorporated by reference to Exhibit 10.6 to The SABRE Group Holdings, Inc.'s Registration Statement on Form S-1, file number 333-09747. Confidential treatment was granted as to a portion of this document.

              23      Consent of Independent Auditors appears on page 44 hereof.

              27      Financial Data Schedule.

(b)    Reports on Form 8-K:

       Form 8-K dated January 21, 1997 to report events regarding labor negotiations with the Allied Pilots Association.

       Form 8-K dated February 6, 1997 to report American's drawing under an existing credit facility agreement and negotiation of an additional credit facility agreement.

       Form 8-K dated March 3, 1997 to report events regarding labor negotiations with the Allied Pilots Association.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN AIRLINES, INC.

/s/  Robert L. Crandall
------------------------------------------------
Robert L. Crandall
Chairman and Chief Executive Officer
(Principal Executive Officer)


/s/  Gerard J. Arpey
------------------------------------------------
Gerard J. Arpey
Senior Vice President - Finance and Planning and
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:  March 19, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:

/s/  David L. Boren                     /s/  Dee J. Kelly
--------------------------------        --------------------------------------
David L. Boren                          Dee J. Kelly


/s/  Edward A. Brennan                  /s/  Ann D. McLaughlin
--------------------------------        --------------------------------------
Edward A. Brennan                       Ann D. McLaughlin


/s/  Armando M. Codina                  /s/  Charles H. Pistor, Jr.
--------------------------------        --------------------------------------
Armando M. Codina                       Charles H. Pistor, Jr.


/s/  Christopher F. Edley               /s/  Joe M. Rodgers
--------------------------------        --------------------------------------
Christopher F. Edley                    Joe M. Rodgers


/s/  Charles T. Fisher, III             /s/  Maurice Segall
--------------------------------        --------------------------------------
Charles T. Fisher, III                  Maurice Segall




Date:  March 19, 1997

                            AMERICAN AIRLINES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                   (DEDUCTED FROM ASSET TO WHICH APPLICABLE)
                                 (IN MILLIONS)

                                                                         CHARGED TO
                                                                         ----------               SALES,
                               BALANCE                                                            RETIRE-      BALANCE
                                 AT           OTHER        DEPREC.                      NET        MENTS          AT
                              BEGINNING     OPERATING        AND       RESTRUCT       WRITE-        AND         END OF
                               OF YEAR       EXPENSES      AMORT.       COSTS           OFF      TRANSFERS       YEAR
                              ---------     ---------      -------     --------       ------     ---------     -------
YEAR ENDED DECEMBER 31, 1996

Allowance for
uncollectible accounts              $ 13        $ 10        $  -        $  -          $(14)        $ (3)        $  6

Allowance for
obsolescence of inventories          228           -          20           -             -          (51)         197

YEAR ENDED DECEMBER 31, 1995

Allowance for
uncollectible accounts                14          14           -           -           (15)           -           13

Allowance for
obsolescence of inventories          171           -          36           9             -           12          228

YEAR ENDED DECEMBER 31, 1994

Allowance for
uncollectible accounts                26          18           -           -           (30)           -           14

Allowance for
obsolescence of inventories          161           -          28           -             -          (18)         171

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                    DESCRIPTION
          -------                   -----------

             23      Consent of Independent Auditors

             27      Financial Data Schedule