Form 10-Q
period 1997-03-31
AMERICAN AIRLINES INC
filed 1997-05-12
CIK 4515

                          UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[x]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 1997.


[  ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From                      to
 .


Commission file number 1-2691.



                    American Airlines, Inc.
     (Exact name of registrant as specified in its charter)

        Delaware                            13-1502798
    (State or other                      (I.R.S. Employer
      jurisdiction                      Identification No.)
   of incorporation or
     organization)

 4333 Amon Carter Blvd.
   Fort Worth, Texas                           76155
 (Address of principal                      (Zip Code)
   executive offices)

Registrant's telephone number,   (817) 963-1236
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


Common Stock, $1 par value - 1,000 shares as of May 8, 1997

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and H(1)(b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statement of Operations -- Three months ended March 31, 1997 and 1996

  Condensed Consolidated Balance Sheet -- March 31, 1997 and December
  31, 1996

  Condensed Consolidated Statement of Cash Flows -- Three months ended March 31, 1997 and 1996

  Notes  to Condensed Consolidated Financial Statements -- March  31,
  1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART 1:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions)

                                       Three Months Ended March
                                                  31,
                                         1997            1996
Revenues
  Passenger                            $3,390          $3,287
  Cargo                                   162             160
  Other                                   198             192
    Total operating revenues            3,750           3,639

Expenses
  Wages, salaries and benefits          1,270           1,234
  Aircraft fuel                           503             424
  Commissions to agents                   298             296
  Depreciation and amortization           241             231
  Other rentals and landing fees          190             183
  Maintenance materials and repairs       162             134
  Food service                            160             154
  Aircraft rentals                        132             148
  Other operating expenses                595             595
    Total operating expenses            3,551           3,399
Operating Income                          199             240

Other Income (Expense)
  Interest income                           7               6
  Interest expense                        (74)           (114)
  Miscellaneous - net                      (4)             (2)
                                          (71)           (110)
Income From Continuing Operations
  Before Income Taxes                     128             130
Income tax provision                       54              55
Income From Continuing Operations          74              75
Income From Discontinued Operations
  (less applicable income taxes)            -              75
Net Earnings                           $   74          $  150

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                            March 31,      December
                                                              31,
                                               1997          1996
                                          (Unaudited)      (Note 1)
Assets

Current Assets
  Cash                                      $     70       $    37
  Short-term investments                       1,179         1,312
  Receivables, net                             1,170         1,087
  Inventories, net                               541           559
  Other current assets                           564           549
    Total current assets                       3,524         3,544

Equipment and Property
  Flight equipment, net                        8,361         8,545
  Other equipment and property, net            1,234         1,240
                                               9,595         9,785

Equipment   and  Property  Under   Capital
Leases
  Flight equipment, net                        1,691         1,724
  Other equipment and property, net               92            92
                                               1,783         1,816

Route acquisition costs, net                     967           974
Other assets, net                              1,456         1,443
                                            $ 17,325       $17,562
Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                          $    851       $   914
  Payables to affiliates                       1,298         1,410
  Accrued liabilities                          1,494         1,738
  Air traffic liability                        2,074         1,889
  Current maturities of long-term debt            22            22
  Current obligations under capital leases       112           109
    Total current liabilities                  5,851         6,082

Long-term debt, less current maturities          976           983
Long-term debt due to Parent                      68           118
Obligations  under  capital  leases,  less
  current obligations                          1,437         1,520
Deferred income taxes                            696           680
Other liabilities, deferred gains, deferred
  credits and postretirement benefits          3,695         3,651

Stockholder's Equity
  Common stock                                     -             -
  Additional paid-in capital                   1,717         1,717
  Retained earnings                            2,885         2,811
                                               4,602         4,528
                                            $ 17,325       $17,562

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                                Three Months Ended
                                                    March 31,
                                              1997          1996
Net Cash Provided by Operating Activities     $  125        $  296

Cash Flow from Investing Activities:
  Capital expenditures                           (79)          (94)
  Net decrease in short-term investments         133            25
  Proceeds from sale of equipment and
    property                                      89            73
Net cash provided by investing activities        143             4

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
    lease obligations                            (73)         (207)
  Funds transferred to affiliates, net          (162)         (132)
Net cash used for financing activities          (235)         (339)

Net increase (decrease) in cash                   33           (39)
Cash at beginning of period                       37            70

Cash at end of period                         $   70        $   31

Cash Payments For:
  Interest                                    $   96        $  114
  Income taxes                                   102           133


The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. (American or the Company) Annual Report on Form 10-K for the year ended December 31, 1996.

2.Accumulated  depreciation of owned equipment and property  at  March
  31, 1997 and December 31, 1996, was $5.2 billion and $5.1 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 1997 and December 31, 1996, was $825 million and $792 million, respectively.

3.As  discussed in the notes to the consolidated financial  statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Miami International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers currently operating at the Airport, including American, through increased landing fees. The ultimate resolution of this matter is not expected to have a significant impact on the financial position or liquidity of American.

4.On  July  2,  1996,  AMR Corporation (AMR) , the parent  company  of
  American,   completed   the  reorganization   of   its   information
  technology businesses known as The SABRE Group into a separate, wholly-owned subsidiary of AMR known as The SABRE Group Holdings, Inc. and its direct and indirect subsidiaries (the "Reorganization"). Prior to the Reorganization, most of The SABRE Group's business units were divisions of American. As part of the Reorganization, all of the businesses of The SABRE Group, including American's SABRE Travel Information Network, SABRE Computer Services, SABRE Development Services, and SABRE Interactive divisions (collectively, the Information Services Group), and certain buildings, equipment, and American's leasehold interest in certain other buildings used by The SABRE Group were combined in subsidiaries of American, which were then dividended to AMR.

  The results of operations of the Information Services Group have been reflected in the consolidated statement of operations as income from discontinued operations for the three months ended March 31, 1996. The amounts shown are net of income taxes of $45 million for the three months ended March 31, 1996. Revenues from the operations of the Information Services Group were $386 million for the three months ended March 31, 1996.

5.On  May  5,  1997,  the  members of the  Allied  Pilots  Association ratified a new labor agreement that was reached with American in March 1997. The new contract becomes amendable August 31, 2001. Among other provisions, the agreement granted pilots options to buy
  5.75 million shares of AMR stock at $83.375, $10 less than the average fair market value of the stock on the date of grant, May 5, 1997. The options are immediately exercisable.

6.On  May  7,  1997, American confirmed the structure of its  aircraft acquisition arrangement with Boeing announced in November 1996. The arrangement includes firm orders for 75 Boeing 737s, 12 Boeing 757s and four Boeing 767-300ERs, with deliveries commencing in 1998 and continuing through 2004. The arrangement also contemplates the purchase of Boeing 777 aircraft, although the Company has not yet decided which of the 777 variants it will order. In addition to the firm order, American has obtained "purchase rights" for additional aircraft. Subject to the availability of delivery positions, some of which are guaranteed, American will have the right to acquire, at specified prices, new standard-body aircraft with as little as 15 months prior notice; wide-bodied acquisitions will require 18 months notice. Excluding the acquisition of the Boeing 777 aircraft, payments for the new firm-order aircraft will approximate $550 million in 1997, $800 million in 1998, $900 million in 1999, and $1.7 billion in 2000 and thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

As discussed in Note 4, as of July 2, 1996, AMR completed the reorganization of The SABRE Group (the "Reorganization"). Thus, the results of operations of American's Information Services Group have been reflected in the consolidated statement of operations as income from discontinued operations for the three months ended March 31, 1996. Following the Reorganization, American operates in only one business segment, and, as such, the discussion below relates only to the operations of what was formerly American's Airline Group.

American recorded income from continuing operations for the first three months of 1997 of $74 million. This compares to income from continuing operations of $75 million for the same period last year.
American's operating income was $199 million for the first three months of 1997 compared to $240 million for the first three months of 1996.

American's passenger revenues increased by 3.1 percent, $103 million, during the first three months of 1997 versus the same period last year. American's yield (the average amount one passenger pays to fly one mile) of 13.40 cents increased by 0.4 percent compared to the same period in 1996. Domestic yields increased 0.4 percent from first quarter 1996, while international yields were flat.

American's traffic or revenue passenger miles (RPMs) increased 2.7 percent to 25.3 billion miles for the quarter ended March 31, 1997. American's capacity or available seat miles (ASMs) of 37.5 billion miles for the first quarter of 1997 were comparable to the same period in 1996. American's domestic traffic increased 2.9 percent on capacity increases of 0.5 percent and international traffic grew 2.3 percent on capacity decreases of 1.5 percent. The increase in international traffic was driven by a 9.3 percent increase in traffic to Latin America on capacity growth of 2.0 percent, partially offset by a 3.7 percent decrease in traffic to Europe on a capacity decrease of 4.8 percent.

American's operating expenses increased 4.5 percent, $152 million. American's Jet Operations cost per ASM increased by 4.8 percent to
9.40 cents. Wages, salaries and benefits expense increased $36 million, $20 million of which was a charge associated with the 5.75 million AMR stock options granted to American's pilots at $10 below market value. Aircraft fuel expense increased 18.6 percent, $79 million, due to a 16.9 percent increase in American's average price per gallon including tax. Maintenance materials and repairs expense increased 20.9 percent, $28 million, due to additional aircraft check lines added at American's maintenance bases as a result of the maturing of its fleet. Aircraft rentals decreased 10.8 percent, $16 million, as a result of American's decision to prepay the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft during June and July 1996. Following the prepayments, these aircraft have been accounted for as capital leases and the related costs included in amortization expense.

Other Income (Expense) decreased 35.5 percent or $39 million. Interest expense decreased $40 million due primarily to the decline in the balance of American's intercompany subordinated note with AMR and the retirement of debt prior to scheduled maturity.

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

                                PART II

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

27                             Financial Data Schedule.

On January 21, 1997, American filed a report on Form 8-K relative to the Company's negotiations with the Allied Pilots Association.

On February 6, 1997, American filed a report on Form 8-K relative to its drawing under its credit facility agreement and negotiation of an additional credit facility agreement.

On March 3, 1997, American filed a report on Form 8-K relative to the Company's negotiations with the Allied Pilots Association.

On April 17, 1997, American filed a report on Form 8-K relative to the Company's negotiations with the Allied Pilots Association.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date: May 12, 1997             BY: /s/ Gerard J. Arpey
                               Gerard J. Arpey
                               Senior Vice President - Finance and Planning
                               and Chief Financial Officer