Form 10-Q
period 1997-06-30
AMERICAN AIRLINES INC
filed 1997-08-13
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[x]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 1997.


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


Common Stock, $1 par value - 1,000 shares as of August 13, 1997

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and H(1)(b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statement of Operations -- Three months ended June 30, 1997 and 1996; Six months ended June 30, 1997 and 1996

  Condensed Consolidated Balance Sheet -- June 30, 1997 and  December
  31, 1996

  Condensed Consolidated Statement of Cash Flows -- Six months ended June 30, 1997 and 1996

  Notes  to  Condensed Consolidated Financial Statements -- June  30,
  1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions)

                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                             1997       1996       1997       1996
Revenues
  Passenger                 $3,641     $3,510     $7,031     $6,797
  Cargo                        172        171        334        331
  Other                        216        204        414        396
Total operating revenues     4,029      3,885      7,779      7,524


Expenses
  Wages, salaries and
   benefits                  1,281      1,242      2,551      2,476
  Aircraft fuel                456        454        959        878
  Commissions to agents        312        303        610        599
  Depreciation and
   amortization                238        224        479        455
  Other rentals and
   landing fees                200        191        390        374
  Maintenance materials and
   repairs                     185        136        347        270
  Food service                 171        172        331        326
  Aircraft rentals             133        148        265        296
  Other operating expenses     609        568      1,204      1,163
Total operating expenses     3,585      3,438      7,136      6,837
Operating Income               444        447        643        687

Other Income (Expense)
  Interest income                7          6         14         12
  Interest expense             (48)      (104)      (122)      (217)
  Miscellaneous - net           (7)         2        (11)         -
                               (48)       (96)      (119)      (205)
Income From Continuing
 Operations Before
 Income Taxes                  396        351        524        482
Income tax provision           156        138        210        194
Income From Continuing
Operations                     240        213        314        288
Income From Discontinued
Operations (less applicable
  income taxes)                  -         61          -        136
Net Earnings                $  240     $  274     $  314     $  424

The accompanying notes are an integral part of these financial statements.
                                         -1-

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(In millions)

                                              June 30,    December 31,
                                                1997         1996
                                            (Unaudited)     (Note 1)
Assets

Current Assets
  Cash                                        $      8     $     37
  Short-term investments                         1,670        1,312
  Receivables, net                               1,208        1,087
  Inventories, net                                 541          559
  Other current assets                             541          549
    Total current assets                         3,968        3,544

Equipment and Property
  Flight equipment, net                          8,349        8,545
  Other equipment and property, net              1,214        1,240
                                                 9,563        9,785
Equipment and Property Under Capital Leases
  Flight equipment, net                          1,658        1,724
  Other equipment and property, net                 93           92
                                                 1,751        1,816

Route acquisition costs, net                       959          974
Other assets, net                                1,439        1,443
                                              $ 17,680     $ 17,562
Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                            $    847     $    914
  Payables to affiliates                         1,290        1,410
  Accrued liabilities                            1,643        1,738
  Air traffic liability                          2,098        1,889
  Current maturities of long-term debt              22           22
  Current obligations under capital leases         113          109
    Total current liabilities                    6,013        6,082

Long-term debt, less current maturities            972          983
Long-term debt due to Parent                         -          118
Obligations   under  capital  leases, less
 current obligations                             1,443        1,520
Deferred income taxes                              725          680
Other liabilities, deferred gains, deferred
  credits and postretirement benefits            3,684        3,651

Stockholder's Equity
  Common stock                                       -            -
  Additional paid-in capital                     1,717        1,717
  Retained earnings                              3,126        2,811
                                                 4,843        4,528
                                              $ 17,680     $ 17,562

The accompanying notes are an integral part of these financial statements.
                                         -2-

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                             Six Months Ended June 30,
                                               1997          1996
Net Cash Provided by Operating Activities      $  798        $1,043

Cash Flow from Investing Activities:
  Capital expenditures                           (313)         (204)
  Net decrease (increase) in
   short-term investments                        (358)           10
  Proceeds from sale of equipment and property    169           156
        Net cash used for investing activities   (502)          (38)

Cash Flow from Financing Activities:
  Payments on long-term debt and
   capital lease obligations                      (87)         (814)
  Funds transferred to affiliates, net           (238)         (196)
        Net cash used for financing activities   (325)       (1,010)

Net decrease in cash                              (29)           (5)
Cash at beginning of period                        37            70

Cash at end of period                          $    8        $   65

Cash Payments For:
  Interest                                     $  132        $  210
  Income taxes                                    205           281

The  accompanying notes are an integral part of these  financial statements.
                                         -3-

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

2.Accumulated  depreciation of owned equipment and  property  at  June
  30, 1997 and December 31, 1996, was $5.4 billion and $5.1 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 1997 and December 31, 1996, was $843 million and $792 million, respectively.

3.As discussed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Miami International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees. The ultimate resolution of this matter is not expected to have a significant impact on the financial position or liquidity of American.

4.On  July  2,  1996,  AMR Corporation (AMR), the  parent  company  of
  American,   completed   the  reorganization   of   its   information
  technology businesses known as The SABRE Group into a separate, wholly-owned subsidiary of AMR known as The SABRE Group Holdings, Inc. and its direct and indirect subsidiaries (the "Reorganization"). Prior to the Reorganization, most of The SABRE Group's business units were divisions of American. As part of the Reorganization, all of the businesses of The SABRE Group, including American's SABRE Travel Information Network, SABRE Computer Services, SABRE Development Services, and SABRE Interactive divisions (collectively, the Information Services Group), and certain buildings, equipment, and American's leasehold interest in certain other buildings used by The SABRE Group were combined in subsidiaries of American, which were then dividended to AMR.

  The results of operations of the Information Services Group have been reflected in the consolidated statement of operations as income from discontinued operations for the three months and six months ended June 30, 1996. The amounts shown are net of income taxes of $37 million for the three months ended June 30, 1996, and $82 million for the six months ended June 30, 1996. Revenues from the operations of the Information Services Group were $368 million for the three months ended June 30, 1996, and $754 million for the six months ended June 30, 1996.

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

6.On  May  7,  1997, American confirmed the structure of its  aircraft acquisition arrangement with Boeing announced in November 1996. The arrangement includes firm orders for 75 Boeing 737s, 12 Boeing 757s and four Boeing 767-300ERs, with deliveries commencing in 1998 and continuing through 2004. In June 1997, American confirmed an order for seven Boeing 777-200IGW aircraft, to be delivered in 1999 and 2000. In addition to the firm orders, American obtained
  "purchase rights" for additional aircraft. Subject to the availability of delivery positions, some of which are guaranteed, American has the right to acquire, at specified prices, new standard-body aircraft with as little as 15 months prior notice; wide-bodied acquisitions will require 18 months notice.

  Payments for the firm-order aircraft noted above will approximate $570 million in 1997, $1.0 billion in 1998, $1.3 billion in 1999, and $1.8 billion in 2000 and thereafter.
                                         -5-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the Six Months Ended June 30, 1997 and 1996

As discussed in Note 4, as of July 2, 1996, AMR completed the reorganization of The SABRE Group (the "Reorganization"). Thus, the results of operations of American's Information Services Group have been reflected in the consolidated statement of operations as income from discontinued operations for the three months and six months ended June 30, 1996. Following the Reorganization, American operates in only one business segment, and, as such, the discussion below relates only to the operations of what was formerly American's Airline Group.

American recorded income from continuing operations for the first six months of 1997 of $314 million. This compares to income from continuing operations of $288 million for the same period last year. American's operating income was $643 million for the first six months of 1997 compared to $687 million for the first six months of 1996.

American's passenger revenues increased by 3.4 percent, $234 million. American's yield (the average amount one passenger pays to fly one mile) of 13.36 cents increased by 0.8 percent compared to the same period in 1996. Domestic yields decreased 0.2 percent from the first six months of 1996. International yields increased 3.5 percent, reflecting a 4.4 percent increase in Latin America, a 1.9 percent increase in Europe and a 1.1 percent increase in the Pacific.

American's traffic or revenue passenger miles (RPMs) increased 2.5 percent to 52.6 billion miles for the six months ended June 30, 1997. American's capacity or available seat miles (ASMs) increased 0.3 percent to 76.3 billion miles in the first six months of 1997, primarily as a result of seven additional operating aircraft. American's domestic traffic increased 2.2 percent on capacity increases of 0.5 percent and international traffic grew 3.3 percent on capacity decreases of 0.1 percent. The overall increase in international traffic was driven by a 7.8 percent increase in traffic to Latin America on capacity growth of 3.2 percent, partially offset by a 9.0 percent decrease in Pacific traffic on a capacity decrease of 5.9 percent.

American's operating expenses increased 4.4 percent, $299 million. American's Jet Operations cost per ASM increased by 4.0 percent to
9.27  cents.   Aircraft  fuel  expense  increased  9.2  percent,  $81
million, due primarily to a 7.5 percent increase in American's average price per gallon including tax. Maintenance materials and
repairs  expense  increased  28.5  percent,  $77  million,   due   to
additional aircraft check lines added at American's maintenance bases as a result of the maturing of its fleet. Aircraft rentals decreased
10.5 percent, $31 million, as a result of American's decision to prepay the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft during June and July 1996. Following the prepayments, these aircraft have been accounted for as capital leases and the related costs included in amortization expense.

Other Income (Expense) decreased 42.0 percent or $86 million. Interest expense decreased $95 million due primarily to the decline in the balance of American's intercompany subordinated note with AMR and the retirement of debt prior to scheduled maturity.


Other

In June 1997, Standard & Poor's raised its corporate credit ratings and senior debt ratings of AMR Corporation and its subsidiary American Airlines, Inc. to triple "B" minus from double "B" plus.

The Federal airline passenger excise tax, which was reimposed in the first quarter of 1997, is scheduled to expire on September 30, 1997. A replacement tax mechanism will take effect on October 1, 1997. Over a five year period on a sliding scale, the airline ticket tax will be reduced from ten percent to 7.5 percent and a $3 per passenger segment fee will be phased in. Additionally, the fee for international arrivals and departures will be increased from $6 per departure to $12 for each arrival and departure and a 7.5 percent tax will be added on the purchase of frequent flyer miles. The ultimate impact of the new taxes on American cannot be determined at this time.
                                         -6-

                      PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

In January 1985, American announced a new fare category, the "Ultimate SuperSaver," a discount, advance purchase fare that carried a 25 percent penalty upon cancellation. On December 30, 1985, a class action lawsuit was filed in Circuit Court, Cook County, Illinois entitled Johnson vs. American Airlines, Inc. The Johnson plaintiffs allege that the 10 percent federal excise transportation tax should have been excluded from the "fare" upon which the 25 percent penalty was assessed. The case has not been certified as a class action. Summary judgment was granted in favor of American but subsequently reversed and vacated by the Illinois Appellate Court. American is vigorously defending the lawsuit.

    American has been sued in two class action cases that have been consolidated in the Circuit Court of Cook County, Illinois, in connection with certain changes made to American's AAdvantage frequent flyer program in May 1988. (Wolens et al v. American Airlines, Inc., No. 88 CH 7554, and Tucker v. American Airlines, Inc., No. 89 CH 199.) In both cases, the plaintiffs seek to represent all persons who joined the AAdvantage program before May 1988. Although the complaint originally involved numerous claims, after a January 18, 1995 preemption ruling by the U.S. Supreme Court, only the plaintiffs' breach of contract claim remains. Currently, the plaintiffs allege that in May 1988, American implemented changes that limited the number of seats available to participants traveling on certain awards and established blackout dates during which no AAdvantage seats would be available for certain awards and that these changes breached American's contracts with AAdvantage members. The case has not been certified as a class action. Although the case has been pending for numerous years, it still is in a preliminary stage. American is vigorously defending the lawsuit. Plaintiffs seek money damages for the alleged breach and attorneys' fees.

    In December 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995. On February 1, 1995, a class action lawsuit entitled Gutterman vs. American Airlines, Inc., was filed in the Circuit Court of Cook County, Illinois. The Gutterman plaintiffs claim that this increase in mileage level violated the terms and conditions of the agreement between American and AAdvantage members. On February 9, 1995, a virtually identical class action lawsuit entitled Benway vs. American Airlines, Inc., was filed in District Court, Dallas County, Texas. After limited discovery and prior to class certification, a summary judgment dismissing the Benway case was entered by the Dallas County court in July 1995. Although American's motion to dismiss the Gutterman lawsuit was denied, American's motion for summary judgment is still pending. No class has been certified in the Gutterman lawsuit and to date only very limited discovery has been undertaken. American is vigorously defending the lawsuit.
                                         -7-

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


                               AMERICAN AIRLINES, INC.




Date: August 13, 1997          BY: /s/ Gerard J. Arpey
                               Gerard J. Arpey
                               Senior Vice President - Finance and Planning
                               and Chief Financial Officer