Form 10-Q
period 1997-09-30
AMERICAN AIRLINES INC
filed 1997-11-14
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1997.


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


Common Stock, $1 par value - 1,000 shares as of November 14,
1997

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and H(1)(b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated   Statement  of  Operations  --  Three  months   ended
  September 30, 1997 and 1996; Nine months ended September  30,  1997 and 1996

  Condensed  Consolidated  Balance Sheet -- September  30,  1997  and
  December 31, 1996

  Condensed Consolidated Statement of Cash Flows -- Nine months ended September 30, 1997 and 1996

  Notes  to  Condensed Consolidated Financial Statements -- September
  30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions)

<Captions>
                            Three Months Ended    Nine Months Ended
                              September 30,         September 30,
                             1997       1996       1997       1996
Revenues
  Passenger                 $3,713     $3,533     $10,744    $10,330
  Cargo                        167        163         501        494
  Other                        227        204         641        600
Total operating revenues     4,107      3,900      11,886     11,424


Expenses
  Wages, salaries and
   benefits                  1,314      1,207       3,865      3,683
  Aircraft fuel                452        476       1,411      1,354
  Commissions to agents        314        306         924        905
  Depreciation and
   amortization                237        236         716        691
  Other rentals and
   landing fees                202        200         592        574
  Maintenance materials
   and repairs                 193        142         540        412
  Food service                 175        176         506        502
  Aircraft rentals             133        133         398        429
  Other operating expenses     618        580       1,822      1,743
Total operating expenses     3,638      3,456      10,774     10,293
Operating Income               469        444       1,112      1,131

Other Income (Expense)
  Interest income               35          1          69          3
  Interest expense             (46)       (49)       (144)      (154)
  Related party interest-net   (20)       (28)        (64)      (130)
  Miscellaneous - net           (4)       (21)        (15)       (21)
                               (35)       (97)       (154)      (302)
Income From Continuing
 Operations Before
 Income Taxes                  434        347         958        829
Income tax provision           168        139         378        333
Income From Continuing
 Operations                    266        208         580        496
Income From Discontinued
Operations (less applicable
 income taxes)                   -          -           -        136
Net Earnings                $  266     $  208       $ 580      $ 632

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions)

<Captions>
                                          September 30,    December 31,
                                              1997          1996
                                                            (Note 1)
Assets

Current Assets
  Cash                                       $     13      $     37
  Short-term investments                        2,321         1,312
  Receivables, net                              1,223         1,087
  Inventories, net                                552           559
  Other current assets                            514           549
    Total current assets                        4,623         3,544

Equipment and Property
  Flight equipment, net                         8,266         8,545
  Other equipment and property, net             1,203         1,240
                                                9,469         9,785
Equipment and Property Under Capital Leases
  Flight equipment, net                         1,626         1,724
  Other equipment and property, net                92            92
                                                1,718         1,816

Route acquisition costs, net                      952           974
Other assets, net                               1,436         1,443
                                             $ 18,198      $ 17,562
Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                           $  1,017      $    914
  Payables to affiliates                        1,002         1,410
  Accrued liabilities                           1,807         1,738
  Air traffic liability                         2,295         1,889
  Current maturities of long-term debt             20            22
  Current obligations under capital leases        111           109
    Total current liabilities                   6,252         6,082

Long-term debt, less current maturities           941           983
Long-term debt due to Parent                        -           118
Obligations  under  capital  leases,
 less current obligations                       1,415         1,520
Deferred income taxes                             752           680
Other liabilities, deferred gains, deferred
  credits and postretirement benefits           3,728         3,651

Stockholder's Equity
  Common stock                                      -             -
  Additional paid-in capital                    1,717         1,717
  Retained earnings                             3,393         2,811
                                                5,110         4,528
                                             $ 18,198      $ 17,562

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

<Captions>
                                                 Nine Months Ended
                                                   September 30,
                                               1997          1996
Net Cash Provided by Operating Activities      $1,917        $1,595

Cash Flow from Investing Activities:
  Capital expenditures                           (410)         (333)
  Net increase in short-term investments       (1,009)         (270)
  Proceeds from sale of equipment and property    173           232
Net cash used for investing activities         (1,246)         (371)

Cash Flow from Financing Activities:
  Payments on long-term debt and
    capital lease obligations                    (139)       (1,116)
  Funds transferred to affiliates, net           (556)         (161)
Net cash used for financing activities           (695)       (1,277)

Net decrease in cash                              (24)          (53)
Cash at beginning of period                        37            70

Cash at end of period                          $   13        $   17

Cash Payments For:
  Interest                                     $  239        $  298
  Income taxes                                    226           282

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

2.Accumulated   depreciation  of  owned  equipment  and  property   at
  September 30, 1997 and December 31, 1996, was $5.6 billion and $5.1 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 1997 and December 31, 1996, was $877 million and $792 million, respectively.

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

  The results of operations of the Information Services Group have been reflected in the consolidated statement of operations as income from discontinued operations for the nine months ended September 30, 1996. The amounts shown are net of income taxes of $82 million for the nine months ended September 30, 1996. Revenues from the operations of the Information Services Group were $754 million for the nine months ended September 30, 1996.

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

6.On   October  31,  1997,  American  signed  a  previously  announced aircraft acquisition agreement with Boeing. The contract includes firm orders for 75 Boeing 737-800s, 12 Boeing 757-200s, 11 Boeing 777-200IGWs and eight Boeing 767-300ERs, with deliveries commencing in 1998 and continuing through 2004. In addition to the firm orders, American obtained "purchase rights" for additional aircraft. Subject to the availability of delivery positions, some of which are guaranteed, American has the right to acquire, at specified prices, new standard and wide-bodied aircraft with prior notice ranging from 15 to 18 months.

  Payments for the firm-order aircraft noted above will approximate $720 million in 1997, $1.2 billion in 1998, $1.9 billion in 1999, and $1.8 billion in 2000 and thereafter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

For the Nine Months Ended September 30, 1997 and 1996

As discussed in Note 4, as of July 2, 1996, AMR completed the reorganization of The SABRE Group (the "Reorganization"). Thus, the results of operations of American's Information Services Group have been reflected in the consolidated statement of operations as income from discontinued operations for the nine months ended September 30, 1996. Following the Reorganization, American operates in only one business segment, and, as such, the discussion below relates only to the operations of what was formerly American's Airline Group.

American recorded income from continuing operations for the first nine months of 1997 of $580 million. This compares to income from continuing operations of $496 million for the same period last year. American's operating income of $1.1 billion for the first nine months of 1997 was comparable to the same period in 1996.

American's passenger revenues increased by 4.0 percent, $414 million. American's yield (the average amount one passenger pays to fly one mile) of 13.25 cents increased by 1.5 percent compared to the same period in 1996. Domestic yields increased 0.2 percent from the first nine months of 1996. International yields increased 4.2 percent, reflecting a 4.7 percent increase in Latin America and a 3.4 percent increase in Europe.

American's traffic or revenue passenger miles (RPMs) increased 2.5 percent to 81.1 billion miles for the nine months ended September 30, 1997. American's capacity or available seat miles (ASMs) increased
0.4 percent to 115.6 billion miles in the first nine months of 1997. American's domestic traffic increased 2.4 percent on capacity increases of 0.7 percent and international traffic grew 2.9 percent on capacity decreases of 0.2 percent. The overall increase in international traffic was driven by a 7.1 percent increase in traffic to Latin America on capacity growth of 3.8 percent, partially offset by a 4.9 percent decrease in Pacific traffic on a capacity decrease of 3.8 percent.

American's operating expenses increased 4.7 percent, $481 million. American's Jet Operations cost per ASM increased by 4.4 percent to
9.23 cents. Wages, salaries and benefits increased 4.9 percent, $182 million, primarily due to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts.
Aircraft fuel expense increased 4.2 percent, $57 million, due primarily to a 2.9 percent increase in American's average price per gallon, including taxes, and a 1.2 percent increase in American's fuel consumption. Maintenance materials and repairs expense increased 31.1 percent, $128 million, due to additional aircraft check lines added at American's maintenance bases as a result of the maturing of its fleet. Aircraft rentals decreased 7.2 percent, $31 million, as a result of American's decision to prepay the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft during June and July 1996. Following the prepayments, these aircraft have been accounted for as capital leases and the related costs included in amortization expense.

Other Income (Expense) decreased 49.0 percent, $148 million, primarily as a result of an increase in interest income and a decrease in related party interest, primarily due to the reorganization of The SABRE Group and the repayment of debt due to AMR.


AIRLINE TRANSPORTATION TAXES

The Federal airline passenger excise tax, which was reimposed in the first quarter of 1997, expired on September 30, 1997. A replacement tax mechanism took effect on October 1, 1997. Over a five year period on a sliding scale, the airline ticket tax will be reduced from ten percent to 7.5 percent and a $3 per passenger segment fee will be phased in. Additionally, the fee for international arrivals and departures was increased from $6 per departure to $12 for each arrival and departure and a 7.5 percent tax was added on the purchase of frequent flyer miles. The ultimate impact of the new taxes on American cannot be determined at this time.

TRAVEL AGENCY COMMISSION

During the third quarter of 1997, the Company implemented changes to its travel agency commission payment plan, which lowered the base commission paid to travel agents from 10% to 8% on all tickets purchased in the U.S. and Canada for both domestic and international travel. The ultimate impact of the new travel agency commission structure on American cannot be determined at this time.


YEAR 2000 COMPLIANCE

The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. Such program includes both systems and applications operated by the Company's businesses. The Company believes that it has allocated adequate resources for this purpose and expects its Year 2000 date conversion program to be completed on a timely basis. However, there can be no assurance that the systems of other parties upon which the Company's businesses also rely will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly operate or manage dates beyond 1999.

The Company expects to incur significant internal staff costs, as well as consulting and other expenses, related to infrastructure and facilities enhancements necessary to prepare its system for the Year 2000. However, a portion of these costs will not be incremental costs to the Company, but rather will represent the redeployment of existing information technology resources. The Company cannot presently determine the amount of such costs that will be incremental. Maintenance or modification costs associated with making existing computer systems Year 2000 compliant will be expensed as incurred.

                      PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

In January 1985, American announced a new fare category, the "Ultimate SuperSaver," a discount, advance purchase fare that carried a 25 percent penalty upon cancellation. On December 30, 1985, a class action lawsuit was filed in Circuit Court, Cook County, Illinois entitled Johnson vs. American Airlines, Inc. The Johnson plaintiffs allege that the 10 percent federal excise transportation tax should have been excluded from the "fare" upon which the 25 percent penalty was assessed. Summary judgment was granted in favor of American but subsequently reversed and vacated by the Illinois Appellate Court. In August 1997, the Court denied the plaintiff's motion for class certification. American is vigorously defending the lawsuit.

   In connection with its frequent flyer program, American was sued in two cases (Wolens et al v. American Airlines, Inc., No. 88 CH 7554,
and Tucker v. American Airlines, Inc., No. 89CH199) seeking class action certification that were consolidated and are currently pending in the Circuit Court of Cook County, Illinois. The litigation arises from certain changes made to American's AAdvantage frequent flyer program in May 1988 which limited the number of seats available to participants traveling on certain awards and established blackout dates during which no AAdvantage seats would be available for certain awards. In the consolidated action, the plaintiffs allege that these changes breached American's contract with AAdvantage members, seek money damages for the alleged breach and attorney's fees and seek to represent all persons who joined the AAdvantage program before May 1988 and accrued mileage credits before the seat limitations were introduced. The complaint originally asserted several state law claims, however only the plaintiffs' breach of contract claim remains after the U. S. Supreme Court ruled that federal law preempted the other claims. Although the case has been pending for numerous years, it still is in its preliminary stages. The court has not ruled as to whether the case should be certified as a class action. American is vigorously defending the lawsuit.

   Another frequent flyer case, Gutterman et al. v. American Airlines, Inc., is also pending in the Circuit Court of Cook County, Illinois, arising from an announced increase in AAdvantage mileage credits required for free travel. In December 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995, giving rise to the Gutterman litigation filed on that same date. The Gutterman plaintiffs claim that the announced increase in award mileage level violated the terms and conditions of the agreement between American and AAdvantage members. The plaintiffs seek class certification of this action, although the court has yet to rule on the issue. To date, only limited discovery has been undertaken. American is vigorously defending the lawsuit.

    On October 22, 1997, federal agents executed a search warrant at American Airlines Miami facilities. American has learned that a federal grand jury is investigating whether American handled hazardous materials and processed courier shipments, cargo and excess baggage in accordance with applicable laws and regulations. In connection with this investigation, American has been served with a subpoena calling for the production of documents relating to the handling of courier shipments, cargo, excess baggage and hazardous materials. American is in the process of producing documents responsive to the subpoena and intends to cooperate fully with the government's investigation.

                                PART II

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

27                             Financial Data Schedule.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:November 14,1997          BY: /s/ Gerard J. Arpey
                                  Gerard J. Arpey
                                  Senior  Vice President - Finance and
                                  Planning and Chief Financial Officer