Form 10-K405
period 1997-12-31
AMERICAN AIRLINES INC
filed 1998-03-27
CIK 4515

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
    For fiscal year ended December 31, 1997.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 [No Fee Required]

Commission file number 1-2691.

                             AMERICAN AIRLINES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Delaware                                                          13-1502798
---------------------------------------------                   ----------------------------------------------------
        (State or other jurisdiction                                   (I.R.S. Employer Identification No.)
      of incorporation or organization)

           4333 Amon Carter Blvd.
             Fort Worth, Texas                                                         76155
---------------------------------------------                   ----------------------------------------------------
  (Address of principal executive offices)                                          (Zip Code)

Registrant's telephone number, including area code           (817) 963-1234
                                                             ------------------
Securities registered pursuant to Section 12(b) of the Act:

                 Title of each class                                   Name of exchange on which registered
------------------------------------------------------          ----------------------------------------------------
                        NONE                                                           NONE

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
                                       ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

American Airlines, Inc. is a wholly-owned subsidiary of AMR Corporation, and there is no market for the registrant's common stock. As of March 9, 1998, 1,000 shares of the registrant's common stock were outstanding.

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

AMERICAN'S PASSENGER DIVISION is one of the largest scheduled passenger airlines in the world. At the end of 1997, American provided scheduled jet service to more than 165 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific.

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

       The AMR Eagle carriers owned by AMR Eagle Holding Corporation, an AMR subsidiary, increase the number of markets AMR's Airline Group serves by providing connections to American at American's hubs and certain other major airports. The AMR Eagle carriers serve smaller markets through Dallas/Fort Worth, Chicago, Miami, San Juan, Los Angeles and New York John F. Kennedy International Airport. American's competitors also own or have marketing agreements with regional carriers which provide service at their major hubs.

       In addition to its extensive domestic service, American provides international service to the Caribbean, Canada, Latin America, Europe and the Pacific. American's operating revenues from foreign operations were approximately $5.1 billion in 1997 and $4.7 billion in 1996 and 1995. Additional information about the Company's foreign operations is included in Note 12 to the consolidated financial statements.

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

       On all of its routes, pricing decisions are affected by competition from other airlines, some of which have cost structures significantly lower than American's and can therefore operate profitably at lower fare levels. As of December 31, 1997, approximately 47 percent of American's bookings were impacted by competition from lower-cost carriers. American and its principal competitors use inventory management systems that permit them to vary the number of discount seats offered on each flight in an effort to maximize revenues, yet still be price competitive with lower-cost carriers.

       Competition in many international markets is subject to extensive government regulation. In these markets, American competes with foreign investor-owned carriers, state-owned airlines and U.S. carriers that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. American's operating authority in these markets is subject to aviation agreements between the U.S. and the respective countries, and in some cases, fares and schedules require the approval of the DOT and the relevant foreign governments. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policy could result in the alteration or termination of such agreements, diminish the value of such route authorities, or otherwise adversely affect American's international operations. Bilateral agreements between the U.S. and various foreign countries served by American are subject to frequent renegotiation.

       The major U.S. carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, U.S. carriers are limited in their rights to carry passengers beyond designated gateway cities in foreign countries. Some of American's foreign competitors are owned and subsidized by foreign governments. To improve their access to each others' markets, various U.S. and foreign carriers -- including American -- have established marketing relationships with other carriers. American currently has code-sharing programs with Aero California, Aspen Mountain Air, British Midland, Business Express, Canadian Airlines International Limited, China Airlines, Gulf Air, Hawaiian Airlines, LOT Polish Airlines, Qantas Airways, Singapore Airlines, South African Airways and the TAM Group. In addition, American plans to implement code-share alliances with other international carriers, including Air Liberte, Asiana Airlines, China Eastern Airlines, Iberia, Lan Chile, Philippine Airlines and the TACA Group, pending regulatory approval. The Company has also agreed to acquire a minority equity interest, pending regulatory approval by the Department of Justice, in the Argentine holding company Interinvest, S.A. which owns a controlling interest in the Argentine carriers Aerolineas Argentinas and Austral Lineas Aereas. In the coming years, the Company expects to develop these code-sharing programs further and to evaluate new alliances with other international carriers.

       In February 1998, the Company announced its plans to finalize an alliance between American and Japan Airlines (JAL). Subject to regulatory approval of the U.S. Department of Transportation and Japan's Ministry of Transport, the two carriers will introduce extensive code sharing across each other's networks. The two carriers already have in place full reciprocity between their frequent flyer programs and an extensive cooperation agreement in air cargo.

       Furthermore, in June 1996, the Company announced its plans to create a worldwide alliance between American and British Airways Plc. Subject to regulatory approval, which is still pending, the two carriers will introduce extensive code sharing across each other's networks. Additionally, the carriers will combine their passenger and cargo activities between the United States and Europe and will share the resulting profits on these services. During 1997, a frequent flyer program was introduced between the two carriers.

       American believes that it has several advantages relative to its competition. Its fleet is efficient and quiet and is one of the youngest fleets in the U.S. airline industry. It has a comprehensive domestic and international route structure, anchored by efficient hubs, which permit it to take full advantage of whatever traffic growth occurs. The Company believes American's AAdvantage frequent flyer program, which is the largest program in the industry, and its superior service also give it a competitive advantage.

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

       The FAA regulates flying operations generally, including establishing personnel, aircraft and security standards. In addition, the FAA has implemented a number of requirements that American is incorporating into its maintenance program. These matters relate to, among other things, inspection and maintenance of aging aircraft, corrosion control and the installation of upgraded digital flight data recorders, enhanced ground proximity warning systems and cargo compartment smoke detection and fire suppression systems. Based on its current implementation schedule, American expects to be in compliance with the applicable requirements within the required time periods.

       The U.S. Department of Justice has jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory functions with respect to disputes between airlines and labor unions relating to union representation and relating to collective bargaining agreements. To the extent American continues to increase its alliances with international carriers, American may be subject to certain regulations of foreign agencies.

       Several items of legislation have been introduced in the Congress that would, if enacted; (i) authorize the withdrawal of slots from major carriers -- including American -- at key airports for redistribution to new entrants and smaller carriers and/or (ii) provide financial assistance, in the form of guarantees and/or subsidized loans, to smaller carriers for aircraft purchases. In addition, the Departments of Justice and Transportation are investigating competition at major hub airports. The outcomes of the proposed legislation and the investigations are unknown. However, to the extent that (i) slots are taken from American at key airports, (ii) restrictions are imposed upon American's ability to respond to a competitor, or (iii) competitors have a financial advantage in the purchase of aircraft because of federal assistance, American's business may be adversely impacted.

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

AIRPORT ACCESS In 1968, the FAA issued a rule designating New York John F. Kennedy, New York LaGuardia, Washington National, Chicago O'Hare and Newark airports as high density traffic airports. Newark was subsequently removed from the high density airport classification. The rule adopted hourly take-off and landing slot allocations for each of these airports. Currently, the FAA permits the purchasing, selling, leasing and trading of these slots by airlines and others, subject to certain restrictions. Most foreign airports, including London Heathrow, a major European destination for American, also have slot allocations. Most foreign authorities do not permit the purchasing, selling or leasing of slots.

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

       For purposes of noise standards, jet aircraft are rated by categories or "stages." The ANCA requires the phase-out by December 31, 1999, of Stage II aircraft operations, subject to certain exceptions. Under final regulations issued by the FAA in 1991, air carriers are required to reduce, by modification or retirement, the number of Stage II aircraft in their fleets 50 percent by December 31, 1996; 75 percent by December 31, 1998; and 100 percent by December 31, 1999. Alternatively, a carrier may satisfy the regulations by operating a fleet that is at least 65 percent, 75 percent, and 100 percent Stage III by the dates set forth in the preceding sentence, respectively. At December 31, 1997, approximately 88 percent of American's active fleet was Stage III, the quietest and most fuel efficient rating category.

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

       American has been identified by the EPA as a potentially responsible party (PRP) at the Operating Industries, Inc. Superfund Site in California. American has signed a partial consent decree with respect to this site and is one of several PRPs named. American's alleged waste disposal volumes are minor compared to the other PRPs. American has also been identified as a PRP at the Beede Waste Oil Superfund Site in New Hampshire. American has responded to a 104(e) Request for Information regarding interaction with several companies related to this Site.

       American, along with most other tenants at the San Francisco International Airport, has been ordered by the California Regional Water Quality Control Board to engage in various studies of potential environmental contamination at the airport and to undertake remedial measures, if necessary.

       The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (the Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees and/or other charges since certain of the PRPs are no longer in business. The future increase in landing fees and/or other charges may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision.

       American, along with other tenants at the Luis Munoz Marin International Airport in San Juan, Puerto Rico has been named as a PRP for environmental claims at the airport.

       American does not expect these matters, individually or collectively, to have a material impact on its financial position or liquidity.

LABOR

The airline business is labor intensive. Wages, salaries and benefits represented approximately 36 percent of American's consolidated operating expenses for the year ended December 31, 1997.

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

       American's collective bargaining agreement with the Allied Pilots Association (APA) became amendable on August 31, 1994. On September 2, 1996, American and the APA reached a tentative agreement on a new labor contract. The tentative agreement was approved by the APA Board of Directors and sent out for membership ratification, but subsequently rejected by the APA membership. On January 10, 1997, the NMB proffered binding arbitration to the APA and American. American agreed to arbitration but because the APA did not also agree, the proffer was rejected and on January 15, 1997, the APA and American were notified
(i) that the NMB was terminating its services and (ii) that beginning February 15, 1997, either party could resort to self-help remedies, including a strike by the members of the APA. On February 15, 1997, the APA did initiate a strike against American but immediately thereafter President Clinton intervened and appointed a Presidential Emergency Board (PEB), pursuant to his authority under the Railway Labor Act. The effect of President Clinton's actions was to stop the strike and begin a process during which the PEB reviewed the positions advocated by both parties. On March 17, 1997, American and the APA reached a second tentative agreement on a new contract. The tentative agreement was ratified by the APA membership on May 5, 1997. The new contract becomes amendable August 31, 2001. Among other provisions, the agreement granted pilots options to buy 5.75 million shares of AMR stock at $83.375, $10 less than the average fair market value of the stock on the date of grant, May 5, 1997. The options became immediately exercisable on the date the new contract was ratified.

FUEL

American's operations are significantly affected by the availability and price of jet fuel. American's fuel costs and consumption for the years 1993 through 1997 were:


                                                                                              Average
                                                                                             Price Per
                                                                         Average              Gallon,              Percent of
                           Gallons                                      Price Per            Excluding             American's
                          Consumed               Total Cost              Gallon               Fuel Tax             Operating
       Year             (in millions)          (in millions)           (in cents)            (in cents)             Expenses
   -------------      -----------------      ------------------      ----------------      -------------        ---------------
       1993                 2,939                  1,818                   61.8                  59.1                 13.2
       1994                 2,741                  1,556                   56.7                  54.2                 11.7
       1995                 2,749                  1,565                   56.9                  53.8                 11.3
       1996                 2,734                  1,866                   68.2                  63.3                 13.5
       1997                 2,773                  1,860                   67.1                  62.1                 12.9

       Based upon American's 1997 fuel consumption, a one cent increase in the average annual price-per-gallon of jet fuel would increase American's monthly fuel costs by approximately $2.3 million, not considering the offsetting effect of American's fuel cost hedging program.

       The impact of fuel price changes on the Company's competitors is dependent upon various factors, including hedging strategies. However, lower fuel prices may be offset by increased fare competition and lower revenues for all air carriers. Conversely, there can be no assurance that American will be able to pass fuel cost increases on to its customers by increasing fares in the future.

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

FREQUENT FLYER PROGRAM

American established the AAdvantage frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage members earn mileage credits for flights on American, American Eagle and certain other participating airlines, or by utilizing services of other program participants, including hotels, car rental companies and bank credit card issuers. American sells mileage credits and related services to the other companies participating in the program. American reserves the right to change the AAdvantage program rules, regulations, travel awards and special offers at any time without notice. American may initiate changes impacting, for example, participant affiliations, rules for earning mileage credit, mileage levels and awards, blackout dates and limited seating for travel awards, and the features of special offers. American reserves the right to end the AAdvantage program with six months notice.

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

       American accounts for its frequent flyer obligation on an accrual basis using the incremental cost method. American's frequent flyer liability is accrued each time a member accumulates sufficient mileage in his or her account to claim the lowest level of free travel award (25,000 miles) and such award is expected to be used for free travel. American includes fuel, food, and reservations/ticketing costs, but not a contribution to overhead or profit, in the calculation of incremental cost. The cost for fuel is estimated based on total fuel consumption tracked by various categories of markets, with an amount allocated to each passenger. Food costs are tracked by market category, with an amount allocated to each passenger. Reservation/ticketing costs are based on the total number of passengers, including those traveling on free awards, divided into American's total expense for these costs. American defers the portion of revenues received from companies participating in the AAdvantage program related to the sale of mileage credits and recognizes such revenues over a period approximating the period during which the mileage credits are used.

       At December 31, 1997 and 1996, American estimated that approximately 5.6 million and 5.3 million free travel awards, respectively, were eligible for redemption. At December 31, 1997 and 1996, American estimated that approximately
4.8 million and 4.5 million free travel awards, respectively, were expected to be redeemed for free travel. In making this estimate, American has excluded mileage in inactive accounts, mileage related to accounts that has not yet reached the lowest level of free travel award, and mileage in active accounts that has reached the lowest level of free travel award but which is not expected to ever be redeemed for free travel. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel and deferred revenues for mileage credits sold to others participating in the program was $628 million and $469 million, representing
11.7 percent and 7.7 percent of American's total current liabilities at December 31, 1997 and 1996, respectively.

       The number of free travel awards used for travel on American during the years ended December 31, 1997, 1996 and 1995, was approximately 2.2 million each year, representing 8.6 percent of total revenue passenger miles at December 31, 1997 and 8.4 percent at December 31, 1996 and 1995. American believes displacement of revenue passengers is minimal given American's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to revenue passenger miles.

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

       The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 1997, is included in Note 13 to the consolidated financial statements.

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

ITEM 2.       PROPERTIES

FLIGHT EQUIPMENT

Owned and leased aircraft operated by American at December 31, 1997, included:

                                                                                                                  Weighted-
                                       Current                                                                     Average
                                       Seating                        Capital       Operating                        Age
         Equipment Type                Capacity        Owned          Leased          Leased         Total         (Years)
--------------------------------     ------------    ----------     ----------      ----------     ----------     ----------
Airbus A300-600R                     192/266/267          10              -              25             35            8
Boeing 727-200                            150             65             14               -             79           21
Boeing 757-200                            188             50              9              31             90            6
Boeing 767-200                            172              8              -               -              8           15
Boeing 767-200 Extended Range             165              9             13               -             22           12
Boeing 767-300 Extended Range             207             16             15              10             41            7
Fokker 100                                 97             66              5               4             75            5
McDonnell Douglas DC-10-10           237/290/297          13              -               -             13           20
McDonnell Douglas DC-10-30            271/282              4              1               -              5           23
McDonnell Douglas MD-11               238/255             13              -               -             13            5
McDonnell Douglas MD-80                   139            119             25             116            260           10
                                                     ----------     ----------      ----------     ----------     ----------
   Total                                                 373             82             186            641           10
                                                     ==========     ==========      ==========     ==========     ==========

       For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft, and amortization relating to aircraft under capital leases, see Notes 1 and 5 to the consolidated financial statements.

       In April 1995, American announced an agreement to sell 12 of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx). In addition, in March 1998, the Company exercised its option to sell its remaining seven MD-11 aircraft to FedEx. Six aircraft had been delivered as of December 31, 1997. The remaining 13 aircraft will be delivered between 1998 and 2003.

       Lease expirations for American's leased aircraft included in the above table as of December 31, 1997, were:

                                                                                                                     2003
                                                                                                                     and
Equipment Type                           1998           1999           2000            2001           2002        Thereafter
--------------------------------      ----------     ----------     ----------      ----------     ----------     ----------
Airbus A300-600R                           -              -              -               -              -             25
Boeing 727-200                             -              2              4               8              -              -
Boeing 757-200                             -              -              2               2              2             34
Boeing 767-200 Extended Range              -              -              -               -              -             13
Boeing 767-300 Extended Range              -              -              8               -              1             16
Fokker 100                                 -              -              -               2              3              4
McDonnell Douglas DC-10-30                 -              -              -               1              -              -
McDonnell Douglas MD-80                    -              -              3               9             14            115
                                      ----------     ----------     ----------      ----------     ----------     ----------
                                           -              2             17              22             20            207
                                      ==========     ==========     ==========      ==========     ==========     ==========

       Substantially all of American's aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed amount.

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

ITEM 3.       LEGAL PROCEEDINGS

       In January 1985, American announced a new fare category, the "Ultimate SuperSaver," a discount, advance purchase fare that carried a 25 percent penalty upon cancellation. On December 30, 1985, a class action lawsuit was filed in Circuit Court, Cook County, Illinois entitled Johnson vs. American Airlines, Inc. The Johnson plaintiffs allege that the 10 percent federal excise transportation tax should have been excluded from the "fare" upon which the 25 percent penalty was assessed. Summary judgment was granted in favor of American but subsequently reversed and vacated by the Illinois Appellate Court. In August 1997, the Court denied the plaintiffs' motion for class certification. American is vigorously defending the lawsuit.

       In connection with its frequent flyer program, American was sued in two cases (Wolens et al v. American Airlines, Inc. and Tucker v. American Airlines, Inc.) seeking class action certification that were consolidated and are currently pending in the Circuit Court of Cook County, Illinois. The litigation arises from certain changes made to American's AAdvantage frequent flyer program in May 1988 which limited the number of seats available to participants traveling on certain awards and established blackout dates during which no AAdvantage seats would be available for certain awards. In the consolidated action, the plaintiffs allege that these changes breached American's contract with AAdvantage members, seek money damages for the alleged breach and attorney's fees and seek to represent all persons who joined the AAdvantage program before May 1988 and accrued mileage credits before the seat limitations were introduced. The complaint originally asserted several state law claims, however only the plaintiffs' breach of contract claim remains after the U. S. Supreme Court ruled that federal law preempted the other claims. Although the case has been pending for numerous years, it still is in its preliminary stages. The court has not ruled as to whether the case should be certified as a class action. American is vigorously defending the lawsuit.

       Gutterman et al. v. American Airlines, Inc. is also pending in the Circuit Court of Cook County, Illinois, arising from an announced increase in AAdvantage mileage credits required for free travel. In December 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995, giving rise to the Gutterman litigation filed on that same date. The Gutterman plaintiffs claim that the announced increase in award mileage level violated the terms and conditions of the agreement between American and AAdvantage members. The plaintiffs seek class certification of this action, although the court has yet to rule on the issue. To date, only limited discovery has been undertaken. American is vigorously defending the lawsuit.

       On October 22, 1997, federal agents executed a search warrant at American's Miami facilities. American has learned that a federal grand jury is investigating whether American handled hazardous materials and processed courier shipments, cargo and excess baggage in accordance with applicable laws and regulations. In connection with this investigation, American has been served with a subpoena calling for the production of documents relating to the handling of courier shipments, cargo, excess baggage and hazardous materials. American has produced documents responsive to the subpoena and intends to cooperate fully with the government's investigation.

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

AMERICAN'S PASSENGER DIVISION is one of the largest scheduled passenger airlines in the world. At the end of 1997, American provided scheduled jet service to more than 165 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific.

AMERICAN'S CARGO DIVISION is one of the largest scheduled air freight carriers in the world. It provides a full range of freight and mail services to shippers throughout the airline's system. In addition, through cooperative agreements with other carriers, it has the ability to transport shipments to virtually any country in the world.

HIGHLIGHTS

SUMMARY American recorded net earnings in 1997 of $780 million. The Company's results were adversely affected by a brief strike and the strike threat from members of the Allied Pilots Association (APA) during the first quarter of 1997, which negatively impacted the Company's net earnings by an estimated $70 million, and the reinstatement of the airline transportation tax in March of 1997.

       American recorded income from continuing operations in 1996 of $569 million. In the fourth quarter of 1996, American recorded a $26 million charge ($16 million after tax) to write down the value of aircraft interiors the Company planned to refurbish. Excluding this special charge, income from continuing operations was $585 million.

REVENUES

1997 COMPARED TO 1996 American's operating revenues increased 4.8 percent to $15.9 billion in 1997, compared to $15.1 billion in 1996. American's passenger revenues increased 4.9 percent, or $665 million. The increase in passenger revenues resulted from a 2.6 percent increase in passenger yield (the average amount one passenger pays to fly one mile) from 13.03 to 13.37 cents and a 2.2 percent increase in passenger traffic. For the year, domestic yields increased
1.8 percent, Latin American yields increased 4.5 percent, European yields increased 3.8 percent and Pacific yields increased 1.0 percent. In 1997, American derived 69 percent of its passenger revenues from domestic operations and 31 percent from international operations.

       American's domestic traffic increased 2.0 percent to 74.3 billion revenue passenger miles (RPMs), while domestic capacity, as measured by available seat miles (ASMs), increased 0.8 percent. International traffic grew 2.6 percent to
32.7 billion RPMs on a capacity increase of 0.4 percent. The increase in international traffic was led by a 7.2 percent increase in Latin America on capacity growth of 5.5 percent. This increase was partially offset by a 1.7 percent decrease in the Pacific on a capacity decline of 2.9 percent and a 1.5 percent decrease in Europe on a capacity decline of 5.3 percent, primarily due to the cancellation of several routes during 1997.

       American benefited from several external factors in 1997. First, a healthy U.S. economy produced strong demand for air travel. Second, industry capacity grew at a more modest rate than demand, which led to higher industry load factors and a healthy pricing environment. However, these benefits were adversely impacted by a brief strike and the strike threat by members of the APA during the first quarter of 1997, which negatively impacted the Company's net earnings by an estimated $70 million.

OPERATING EXPENSES

1997 COMPARED TO 1996 American's operating expenses of $14.4 million in 1997 were up $604 million, or 4.4 percent, versus 1996. American's cost per ASM increased 4.0 percent to 9.27 cents.

       Wages, salaries and benefits increased $286 million, or 5.8 percent, due primarily to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts, including a three percent rate increase granted to pilots effective August 31, 1997, and an increase in the provision for profit sharing.

       Fuel expense decreased $6 million, or 0.3 percent, due to a 1.6 percent decrease in American's average price per gallon, including taxes, partially offset by a 1.4 percent increase in American's fuel consumption.

       Commissions to agents increased 2.5 percent, or $30 million, due primarily to increased passenger revenues. This increase was offset by changes in the Company's travel agency commission payment structure implemented in September 1997 which lowered the base commission paid to travel agents from 10 percent to eight percent on all tickets purchased in the U.S. and Canada for both domestic and international travel.

       Maintenance materials and repairs expense increased 31.4 percent, or $176 million, due to an increase in airframe and engine maintenance check volumes at American's maintenance bases as a result of the maturing of its fleet.

       Other operating expenses increased $99 million, or 4.2 percent, due primarily to an increase in outsourced services, additional airport security requirements, and higher costs, such as credit card fees, resulting from higher passenger revenues. Other operating expenses in 1996 included a $26 million charge to write down the value of aircraft interiors.

OTHER INCOME (EXPENSE)

1997 COMPARED TO 1996 Interest income increased $105 million due primarily to higher investment balances. Related party interest - net decreased 46.5 percent, or $73 million, due primarily to the decline in the balance of American's intercompany subordinated note with AMR during 1997. Miscellaneous - net for 1996 included a $21 million provision for a cash payment representing American's share of a multi-carrier travel agency class action litigation

OTHER INFORMATION

In March 1998, the Company exercised its purchase rights to acquire two additional Boeing 777-200IGWs for deliveries in 1999. Depending upon the Company's fleet requirements, the Company may exercise additional aircraft purchase rights throughout the remainder of 1998. Also in March 1998, the Company exercised its option to sell its remaining seven MD-11 aircraft to Federal Express with deliveries between 2000 and 2002.

YEAR 2000 COMPLIANCE The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications will function properly beyond 1999. The SABRE Group, which operates and maintains substantially all of the computer systems and applications utilized by the Company, has also implemented a Year 2000 compliance program. The Company and The SABRE Group believe adequate resources have been allocated for this purpose and expect their Year 2000 date conversion programs to be completed on a timely basis. Testing on certain systems and applications has commenced and will continue throughout the course of the Year 2000 programs. However, there can be no assurance that the systems of other parties (e.g., Federal Aviation Administration, Department of Transportation, airport authorities, data providers) upon which the Company's businesses also rely will be converted on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly operate or manage dates beyond 1999.

       The Company expects to incur significant costs from The SABRE Group, internal staff costs and consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its system for the Year 2000. The Company's total estimated cost of the Year 2000 compliance program is approximately $125 million to $160 million, of which approximately $50 million was incurred as of December 31, 1997. The remaining expenses are expected to be incurred primarily in 1998. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of current information technology spending. Maintenance or modification costs associated with making existing computer systems Year 2000 compliant will be expensed as incurred.

       The costs of the project and the date on which the Company plans to complete the Year 2000 compliance program are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and similar uncertainties.

DALLAS LOVE FIELD In 1968, as part of an agreement between the cities of Fort Worth and Dallas to build and operate Dallas/Fort Worth Airport (DFW), a bond ordinance was enacted by both cities (the Bond Ordinance). The Bond Ordinance required both cities to direct all scheduled interstate passenger operations to DFW and was an integral part of the bonds issued for the construction and operation of DFW. In 1979, as part of a settlement to resolve litigation with Southwest Airlines, the cities agreed to expand the scope of operations allowed under the Bond Ordinance at Dallas' Love Field. This settlement was codified by Congress and became known as the Wright Amendment. The Wright Amendment limited interstate operations at Love Field to the four states contiguous to Texas (New Mexico, Oklahoma, Arkansas and Louisiana) and prohibited through ticketing to any destination outside that perimeter. In 1997, without the consent of either city, Congress amended the Wright Amendment by (i) adding three states (Kansas, Mississippi and Alabama) to the perimeter and (ii) removing all federal restrictions on large aircraft configured with 56 seats or less (the 1997 Amendment). In October 1997, the City of Fort Worth filed suit in state district court against the City of Dallas and others seeking to enforce the Bond Ordinance. Fort Worth contends that the 1997 Amendment does not preclude the City of Dallas from exercising its proprietary rights to restrict traffic at Love Field in a manner consistent with the Bond Ordinance and, moreover, that it has an obligation to do so. American has joined in this litigation. Thereafter, Dallas filed a declaratory judgment action in federal district court seeking to have the court declare that, as a matter of law, the 1997 Amendment precludes Dallas from exercising any restrictions on operations at Love Field. As a result of the foregoing, the future of flight operations at Love Field and American's DFW hub is uncertain. To the extent that operations at Love Field to new destinations increase, American may be compelled for competitive reasons to divert resources from DFW to Love Field. This diversion could adversely impact American's business.

ENVIRONMENTAL MATTERS American has been notified of potential liability with regard to several environmental cleanup sites and certain airport locations. At sites where remedial litigation has commenced, potential liability is joint and several. American's alleged volumetric contributions at these sites are minimal. American does not expect these matters, individually or collectively, to have a significant impact on its results of operations, financial position or liquidity. Additional information is included in Note 4 to the consolidated financial statements.

AIRLINE TRANSPORTATION TAXES The Federal airline passenger excise tax, which was reimposed in the first quarter of 1997, expired on September 30, 1997. A replacement tax mechanism took effect on October 1, 1997. Over a five year period on a sliding scale, the airline ticket tax will be reduced from 10 percent to 7.5 percent and a $3 per passenger segment fee will be phased in. Additionally, the fee for international arrivals and departures was increased from $6 per departure to $12 for each arrival and departure and a 7.5 percent tax was added on the purchase of frequent flyer miles.

WORKING CAPITAL American historically operates with a working capital deficit as do most other airline companies. The existence of such a deficit has not in the past impaired the Company's ability to meet its obligations as they become due and is not expected to do so in the future.

CREDIT FACILITY American has a $1.0 billion credit facility agreement which expires December 19, 2001. At American's option, interest on the agreement can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 1997, no borrowings were outstanding under the agreement.

NEW ACCOUNTING PRONOUNCEMENTS In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 will have no impact on the Company's results of operations.

FORWARD-LOOKING INFORMATION

The preceding discussions under Management's Discussion and Analysis of Financial Condition and Results of Operations contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, projections relating to results of operations and financial condition, including increases in revenues and unit costs, Year 2000 compliance, overall economic projections and the Company's plans and objectives for future operations, including plans to develop future code-sharing programs and to evaluate new alliances. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements:

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

COMPETITION IN THE AIRLINE INDUSTRY Service over almost all of American's routes is highly competitive. On most of its non-stop routes, American competes with at least one, and usually more than one, major domestic airline, as well as lower-cost carriers. American also competes with national, regional, all-cargo and charter carriers and, particularly on shorter segments, ground transportation. Pricing decisions are affected by competition from other airlines. Fare discounting by competitors has historically had a negative effect on American's financial results because American is generally required to match competitors' fares to maintain passenger traffic. No assurance can be given that any future fare reduction would be offset by increases in passenger traffic or changes in the mix of traffic that improves yields.

CHANGING BUSINESS STRATEGY Although it has no current plan to do so, the Company may change its business strategy in the future and may not pursue some of the goals stated herein.

GOVERNMENT REGULATION Future results of the Company's operations may vary based upon any actions which the governmental agencies with jurisdiction over the Company's operations may take, including the granting and timing of certain governmental approvals needed for code-sharing alliances and other arrangements with other airlines, restrictions on competitive practices (e.g., new regulations which would curtail an airlines ability to respond to a competitor) and the adoption of more restrictive locally-imposed noise restrictions.

UNCERTAINTY IN INTERNATIONAL OPERATIONS The Company's current international activities and prospects could be adversely affected by factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks, taxation and changes in international government regulation of the Company's operations.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS

                                                                                  Page
                                                                             ------------

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


REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
American Airlines, Inc.


       We have audited the accompanying consolidated balance sheets of American Airlines, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Airlines, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                                                               ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 19, 1998

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in millions)
--------------------------------------------------------------------------------

                                                                                   Year Ended December 31,
                                                                  ----------------------------------------------------------
                                                                       1997                 1996                  1995
                                                                  ---------------       --------------        --------------
REVENUES
   Passenger                                                      $      14,310         $      13,645         $      13,134
   Cargo                                                                    678                   672                   668
   Other                                                                    868                   819                   701
                                                                  ---------------       --------------        --------------
     Total operating revenues                                            15,856                15,136                14,503
                                                                  ---------------       --------------        --------------

EXPENSES
   Wages, salaries and benefits                                           5,220                 4,934                 4,818
   Aircraft fuel                                                          1,860                 1,866                 1,565
   Commissions to agents                                                  1,212                 1,182                 1,236
   Depreciation and amortization                                            950                   930                   975
   Other rentals and landing fees                                           787                   762                   754
   Food service                                                             672                   667                   675
   Aircraft rentals                                                         531                   562                   604
   Maintenance materials and repairs                                        736                   560                   494
   Other operating expenses                                               2,441                 2,342                 2,296
   Restructuring costs                                                       --                    --                   485
                                                                  ---------------       --------------        --------------
     Total operating expenses                                            14,409                13,805                13,902
                                                                  ---------------       --------------        --------------
OPERATING INCOME                                                          1,447                 1,331                   601

OTHER INCOME (EXPENSE)
   Interest income                                                          109                     4                     7
   Interest expense                                                        (194)                 (203)                 (273)
   Related party interest - net                                             (84)                 (157)                 (259)
   Miscellaneous - net                                                        9                   (19)                  (56)
                                                                  ---------------       --------------        --------------
                                                                           (160)                 (375)                 (581)
                                                                  ---------------       --------------        --------------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                                    1,287                   956                    20
Income tax provision                                                        507                   387                    31
                                                                  ---------------       --------------        --------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                                    780                   569                   (11)
INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME
   TAXES (1996 - $82; 1995 - $141)                                            -                   136                   232
                                                                  ---------------       --------------        --------------
EARNINGS BEFORE EXTRAORDINARY LOSS                                          780                   705                   221
EXTRAORDINARY LOSS, NET OF TAX BENEFIT (1995 - $8)                           --                    --                   (13)
                                                                  ---------------       --------------        --------------

NET EARNINGS                                                      $         780         $         705         $         208
                                                                  ===============       ==============        ==============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEET
(in millions)
--------------------------------------------------------------------------------

                                                                                                    December 31,
                                                                                        ------------------------------------
                                                                                             1997                  1996
                                                                                        --------------        --------------
ASSETS

CURRENT ASSETS
   Cash                                                                                 $         47          $         37
   Short-term investments                                                                      1,762                 1,312
   Receivables, less allowance for uncollectible
     accounts (1997 - $8; 1996 - $6)                                                           1,057                 1,087
   Inventories, less allowance for obsolescence
     (1997 - $189; 1996 - $197)                                                                  555                   559
   Deferred income taxes                                                                         360                   328
   Other current assets                                                                          201                   221
                                                                                        --------------        --------------
     Total current assets                                                                      3,982                 3,544

EQUIPMENT AND PROPERTY
   Flight equipment, at cost                                                                  11,981                12,166
   Less accumulated depreciation                                                               4,191                 3,687
                                                                                        --------------        --------------
                                                                                               7,790                 8,479

   Purchase deposits for flight equipment                                                        695                    --

   Other equipment and property, at cost                                                       2,729                 2,611
   Less accumulated depreciation                                                               1,497                 1,371
                                                                                        --------------        --------------
                                                                                               1,232                 1,240
                                                                                        --------------        --------------
                                                                                               9,717                 9,719

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
   Flight equipment                                                                            2,570                 2,589
   Other equipment and property                                                                  139                   135
                                                                                        --------------        --------------
                                                                                               2,709                 2,724
   Less accumulated amortization                                                                 965                   842
                                                                                        --------------        --------------
                                                                                               1,744                 1,882

OTHER ASSETS
   Route acquisition costs, less accumulated amortization
     (1997 - $211; 1996 - $182)                                                                  945                   974
   Airport operating and gate lease rights, less accumulated amortization
     (1997 - $123; 1996 - $106)                                                                  289                   306
   Prepaid pension cost                                                                          382                   446
   Other                                                                                         694                   691
                                                                                        --------------        --------------
                                                                                               2,310                 2,417
                                                                                        --------------        --------------

TOTAL ASSETS                                                                            $     17,753          $     17,562
                                                                                        ==============        ==============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEET
(in millions, except shares and par value)
--------------------------------------------------------------------------------

                                                                                                    December 31,
                                                                                        ------------------------------------
                                                                                             1997                  1996
                                                                                        --------------        --------------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                                                     $         855         $         914
   Payables to affiliates                                                                         595                 1,410
   Accrued salaries and wages                                                                     805                   733
   Accrued liabilities                                                                            915                 1,005
   Air traffic liability                                                                        2,044                 1,889
   Current maturities of long-term debt                                                            21                    22
   Current obligations under capital leases                                                       112                   109
                                                                                        --------------        --------------
     Total current liabilities                                                                  5,347                 6,082

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                           937                   983

LONG-TERM DEBT DUE TO PARENT, LESS CURRENT MATURITIES                                              --                   118

OBLIGATIONS UNDER CAPITAL LEASES,
   LESS CURRENT OBLIGATIONS                                                                     1,382                 1,520

OTHER LIABILITIES AND CREDITS
   Deferred income taxes                                                                          999                   680
   Deferred gains                                                                                 610                   647
   Postretirement benefits                                                                      1,524                 1,481
   Other liabilities and deferred credits                                                       1,600                 1,523
                                                                                        --------------        --------------
                                                                                                4,733                 4,331

COMMITMENTS AND CONTINGENCIES


STOCKHOLDER'S EQUITY
   Common stock - $1 par value;
     1,000 shares authorized, issued and outstanding                                               --                    --
   Additional paid-in capital                                                                   1,732                 1,717
   Minimum pension liability adjustment                                                            (3)                  (22)
   Retained earnings                                                                            3,625                 2,833
                                                                                        --------------        --------------
                                                                                                5,354                 4,528
                                                                                        --------------        --------------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                              $      17,753         $      17,562
                                                                                        ==============        ==============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)
--------------------------------------------------------------------------------

                                                                                    Year Ended December 31,
                                                                   -----------------------------------------------------------
                                                                        1997                  1996                  1995
                                                                   ---------------       ---------------       ---------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings                                                    $         780         $         705         $         208
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation                                                          744                   815                   925
       Deferred income taxes                                                 286                   215                    54
       Amortization                                                          206                   198                   213
       Provision for restructuring costs                                      --                    --                   485
       Provisions for losses                                                  --                    --                    41
       Change in assets and liabilities:
         Decrease (increase) in receivables                                   30                  (354)                 (136)
         Increase in inventories                                             (30)                  (61)                  (15)
         Increase in accounts payable
           and accrued liabilities                                            60                   174                   408
         Increase (decrease) in air traffic liability                        155                   422                    (6)
       Other, net                                                             35                    25                  (181)
                                                                   ---------------       ---------------       ---------------
         Net cash provided by operating activities                         2,266                 2,139                 1,996

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures                                                     (973)                 (409)                 (842)
   Net increase in short-term investments                                   (450)                 (496)                  (72)
   Proceeds from sale of equipment and property                              258                   268                    59
                                                                   ---------------       ---------------       ---------------
         Net cash used for investing activities                           (1,165)                 (637)                 (855)

CASH FLOW FROM FINANCING ACTIVITIES:
   Funds transferred to affiliates, net                                     (933)                 (399)                 (686)
   Payments on long-term debt and capital lease obligations                 (158)               (1,136)                 (582)
   Proceeds from:
     Issuance of long-term debt                                               --                    --                   184
                                                                   ---------------       ---------------       ---------------
         Net cash used for financing activities                           (1,091)               (1,535)               (1,084)
                                                                   ---------------       ---------------       ---------------

Net increase (decrease) in cash                                               10                   (33)                   57
Cash at beginning of year                                                     37                    70                    13
                                                                   ---------------       ---------------       ---------------

Cash at end of year                                                $          47         $          37         $          70
                                                                   ===============       ===============       ===============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER'S EQUITY
(in millions)
--------------------------------------------------------------------------------

                                                                                 Minimum
                                                            Additional           Pension
                                            Common            Paid-in           Liability          Retained
                                             Stock            Capital          Adjustment          Earnings            Total
                                          -------------    ---------------    --------------     --------------     --------------

Balance at January 1, 1995                $       --        $      1,699       $    (199)        $      1,733        $     3,233
Net earnings                                      --                  --              --                  208                208
Adjustment for minimum
  pension liability                               --                  --             198                  --                 198
Other                                             --                  --              --                    7                  7
                                          -------------    ---------------    --------------     --------------     --------------

Balance at December 31, 1995                      --               1,699              (1)               1,948              3,646
Net earnings                                      --                  --              --                  705                705
Reorganization of The SABRE
  Group:
    Dividend of Assets of The
      SABRE Group to Parent                       --                  18              --                 (669)              (651)
    Transfer of debenture to
      Parent                                      --                  --              --                  850                850
Adjustment for minimum
  pension liability                               --                  --             (21)                 --                 (21)
Other                                             --                  --              --                   (1)                (1)
                                          -------------    ---------------    --------------     --------------     --------------

Balance at December 31, 1996                      --               1,717             (22)               2,833              4,528
Net earnings                                      --                  --              --                  780                780
Adjustment for minimum
  pension liability                               --                  --              19                  --                  19
Transfer of net pension obligation
  of The SABRE Group to Parent                    --                  --              --                  12                  12
Other                                             --                  15              --                  --                  15
                                          -------------    ---------------    --------------     --------------     --------------

Balance at December 31, 1997              $       --        $      1,732       $      (3)        $      3,625        $     5,354
                                          =============    ===============    ==============     ==============     ==============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF ACCOUNTING POLICIES

BASIS OF CONSOLIDATION American Airlines, Inc. (American or the Company) is a wholly-owned subsidiary of AMR Corporation (AMR). The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the 1997 presentation.

GENERAL American's Passenger Division is one of the largest scheduled passenger airlines in the world. At the end of 1997, American provided scheduled jet service to more than 165 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American's Cargo Division is one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout the airline's system.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

INVENTORIES Spare parts, materials and supplies relating to flight equipment are carried at average acquisition cost and are expensed when incurred in operations. Allowances for obsolescence are provided, over the estimated useful life of the related aircraft and engines, for spare parts expected to be on hand at the date aircraft are retired from service, plus allowances for spare parts currently identified as excess. These allowances are based on management estimates, which are subject to change.

EQUIPMENT AND PROPERTY The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that spare assemblies are depreciated on a group basis. The depreciable lives and residual values used for the principal depreciable asset classifications are:


                                                                                                               Residual
                                                                 Depreciable Life                               Value
                                                                 -----------------------------------         -------------

        Boeing 727-200 (Stage II)                                December 31, 1999(1)                            None
        Boeing 727-200 (to be converted to Stage III)            December 31, 2003(1)                            None
        DC-10                                                    December 31, 2002(2)                            None
        Other aircraft                                           20 years                                         5%
        Major rotable parts, avionics and assemblies             Life of equipment to which                      0-10%
                                                                 applicable
        Improvements to leased flight equipment                  Term of lease                                   None
        Buildings and improvements (principally on               10-30 years or term of lease                    None
           leased land)
        Furniture, fixtures and other equipment                  3-20 years                                      None

      1 In 1996, American changed the estimated useful lives of its Boeing 727-200 aircraft and engines from an average depreciable life of 21 years to an approximate common retirement date of December 31, 1999 for those aircraft which will not be converted to Stage III noise standards and December 31, 2003 for those which will be converted to Stage III. The impact of this change was not material.
      2  Approximate common retirement date.

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

ADVERTISING COSTS The Company expenses the costs of advertising as incurred. Advertising expense was $178 million, $183 million, and $175 million for the years ended December 31, 1997, 1996, and 1995, respectively.

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

2.     REORGANIZATION OF THE SABRE GROUP AND TRANSACTIONS WITH RELATED PARTIES

       On July 2, 1996, AMR completed the reorganization of its information technology businesses known as The SABRE Group into a separate, wholly-owned subsidiary of AMR known as The SABRE Group Holdings, Inc. (the Reorganization). Prior to the Reorganization, most of The SABRE Group's business units were divisions of American. As part of the Reorganization, all of the businesses of The SABRE Group, including American's SABRE Travel Information Network, SABRE Computer Services, SABRE Development Services, and SABRE Interactive divisions (collectively, the Information Services Group), and certain buildings, equipment, and American's leasehold interest in certain other buildings used by The SABRE Group were combined in subsidiaries of American, which were then dividended to AMR. Also as part of the Reorganization, $850 million of American's long-term debt owed to AMR was repaid through the transfer by American to AMR of an $850 million debenture issued by The SABRE Group Holdings, Inc. to American. Thus, the results of operations of American's Information Services Group have been reflected in the consolidated statement of operations as income from discontinued operations. Revenues from the operations of the Information Services Group were $754 million and $1.4 billion for the period January 1, 1996 through July 1, 1996 and 1995, respectively. Following the Reorganization, American operates in only one business segment, formerly American's Airline Group.

2. REORGANIZATION OF THE SABRE GROUP AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

       In connection with the Reorganization, the Company entered into various agreements with The SABRE Group, the primary ones of which are discussed below. The parties agreed to apply the financial terms of such agreements as of January 1, 1996.

INFORMATION TECHNOLOGY SERVICES AGREEMENT The Company is party to the Information Technology Services Agreement with The SABRE Group dated July 1, 1996 (the Technology Services Agreement), whereby The SABRE Group provides American with certain information technology services, including data center and data network services, services relating to client server operations and distributed system services. The base term of the Technology Services Agreement expires June 30, 2006; however, the terms of the specific services to be provided by The SABRE Group to American expire at various dates beginning in June 2000. The Technology Services Agreement provides for annual price adjustments. For certain prices, adjustments are made according to formulas which, commencing in 1998, are reset every two years and which may take into account the market for similar services provided by other companies. The resulting rates may reflect an increase or decrease over the previous rates.

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

       American paid The SABRE Group approximately $499 million, $458 million and $505 million in 1997, 1996 and 1995, respectively, for services contemplated under the Technology Services Agreement, as well as airline booking fees, for which American is billed by The SABRE Group at rates similar to those charged to other carriers.

MARKETING COOPERATION AGREEMENT The SABRE Group and American are parties to the Marketing Cooperation Agreement dated as of July 1, 1996 (the Marketing Cooperation Agreement), pursuant to which American will provide marketing support for The SABRE Group's products targeted to travel agencies until June 30, 2006. For such support, The SABRE Group will pay American a fee based upon booking volumes. That fee was approximately $22 million and $20 million in 1997 and 1996, respectively. Additionally, American will support The SABRE Group's promotion of certain other products until 2001, for which The SABRE Group will pay American a marketing fee based upon booking volume. With limited exceptions, the Marketing Cooperation Agreement does not restrict American from distributing its airline products and services directly to corporate or individual consumers. Additionally, The SABRE Group has guaranteed to American certain cost savings in the fifth year of the Marketing Cooperation Agreement. If American does not achieve those savings, The SABRE Group will pay American any shortfall, up to a maximum of $50 million.

TRAVEL AGREEMENTS American and The SABRE Group are parties to travel agreements dated July 1, 1996, pursuant to which The SABRE Group is entitled to purchase personal travel for its employees and retirees at reduced fares, and business travel at a discount for certain flights on American. The Travel Privileges Agreement and the Corporate Travel Agreement expire on June 30, 2008 and June 30, 1998, respectively. The SABRE Group paid American approximately $48 million and $43 million in 1997 and 1996, respectively, pursuant to these agreements.

CREDIT AGREEMENT On July 1, 1996, The SABRE Group and American entered into a Credit Agreement pursuant to which The SABRE Group is required to borrow from American, and American is required to lend to The SABRE Group, amounts required by The SABRE Group to fund its daily cash requirements. In addition, American may, but is not required to, borrow from The SABRE Group to fund its daily cash requirements. The maximum amount The SABRE Group may borrow at any time from American under the Credit Agreement is $300 million. The maximum amount that American may borrow at any time from The SABRE Group under the Credit Agreement is $100 million. The interest rate to be charged to The SABRE Group is a function of American's cost of capital and The SABRE Group's credit rating. The interest rate to be charged to American is The SABRE Group's average portfolio rate for the months in which borrowing occurred plus an additional

2. REORGANIZATION OF THE SABRE GROUP AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

spread based upon American's credit risk. At the end of each quarter, American must pay all amounts owed under the Credit Agreement to The SABRE Group. No borrowings occurred by either The SABRE Group or American during 1997 or 1996.

INDEMNIFICATION AGREEMENTS Airline Management Services Holdings, Inc. (AMS), a subsidiary of AMR, and Canadian Airlines International Limited (Canadian) have entered into an agreement pursuant to which AMR and American supply to Canadian various services, including technology services. American has subsequently entered into the Canadian Technical Services Subcontract (the Canadian Subcontract), which expires in 2006, with The SABRE Group to provide data processing and network distributed systems services to Canadian. Under the terms of the Canadian Subcontract, American has guaranteed full payment for services actually performed by The SABRE Group and deferred costs associated with the installation and implementation of certain systems. Additionally, AMS has guaranteed full payment to American for any services actually performed by American in connection with the Canadian services agreement, certain deferred costs incurred by American, and any amounts paid by American to The SABRE Group under the indemnification provisions of the Canadian Subcontract. In connection with these guarantees, AMS reimbursed American $40 million for amounts paid by American to The SABRE Group in December 1996 and $7 million in 1996 for certain deferred costs previously incurred by American.

OTHER AGREEMENTS WITH THE SABRE GROUP American and The SABRE Group are also parties to a Management Services Agreement dated July 1, 1996, pursuant to which American performs various management services for The SABRE Group, including treasury, risk management and other administrative services that American has historically provided to The SABRE Group, for a fee approximating American's cost of providing the services plus a margin. The SABRE Group paid American $11 million and $17 million in 1997 and 1996, respectively, pursuant to the Management Services Agreement.

       AMR, American and The SABRE Group have also entered into a Non-Competition Agreement dated July 1, 1996, pursuant to which AMR and American, on behalf of themselves and certain of their subsidiaries, have agreed to limit their competition with The SABRE Group's businesses of (i) electronic travel distribution; (ii) development, maintenance, marketing and licensing of software for travel agency, travel, transportation and logistics management;
(iii) computer system integration; (iv) development, maintenance and operation of a data processing center providing data processing services to third parties; and (v) travel industry, transportation and logistics consulting services relating primarily to computer technology and automation. The Non-Competition Agreement expires on December 31, 2001.

OTHER RELATED PARTY TRANSACTIONS American invests funds, including funds of certain affiliates, in a combined short-term investment portfolio and passes through interest income on such funds at the average rate earned on the portfolio. To the extent funds transferred to American exceed the invested portfolio, such amounts are converted to Long-Term Debt Due to Parent under a subordinated note agreement with AMR. To the extent American invests its excess cash flows in the short-term investment portfolio, Long-Term Debt Due to Parent is reduced with a corresponding increase in Payables to Affiliates. The subordinated promissory note bears interest based on the weighted-average rate on AMR's long-term debt. The interest rate is reset every six months. The note is due September 30, 2004, unless extended. American may prepay the note without penalty at any time.

2. REORGANIZATION OF THE SABRE GROUP AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

       American issues tickets for flights on its American Eagle affiliate regional carriers, owned by AMR Eagle Holding Corporation, a subsidiary of AMR. As a result, the revenue collected for such tickets is prorated between American and the AMR Eagle carriers based on the segments flown by the respective carriers. In 1997, 1996 and 1995, American paid fees of $164 million, $196 million and $201 million, respectively, recorded as a reduction in passenger revenues, to AMR Eagle primarily for passengers connecting with American flights. In addition, American provides each of the regional carriers, among other things, communication and reservation services and other services, including yield management and participation in American's frequent flyer program. In consideration for certain services provided, each regional carrier pays American a service charge, based primarily on passengers boarded, which approximated $63 million for 1997 and 1996 and $54 million for 1995.

       American paid affiliates in AMR's Management Services Group $121 million, $120 million and $108 million in 1997, 1996 and 1995, respectively, for ground handling services provided at selected airports, consulting services and investment management and advisory services with respect to short-term investments and the assets of its retirement benefit plans.

       American recognizes compensation expense associated with certain AMR common stock-based awards for employees of American (See Note 9).

3.     SHORT-TERM INVESTMENTS

       Short-term investments consisted of (in millions):


                                                                                                  December 31,
                                                                                      ------------------------------------
                                                                                           1997                  1996
                                                                                      --------------        --------------

        Overnight investments and time deposits                                       $         523         $          47
        Corporate notes                                                                         678                 1,014
        Other debt securities                                                                   561                   251
                                                                                      --------------        --------------

                                                                                      $       1,762         $       1,312
                                                                                      ==============        ==============

       Short-term investments at December 31, 1997, by contractual maturity included (in millions):

        Due in one year or less                                                       $       1,023
        Due after one year through three years                                                  475
        Due after three years                                                                   264
                                                                                      --------------

                                                                                      $       1,762
                                                                                      ==============

       All short-term investments are classified as available-for-sale and stated at fair value. Net unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to stockholder's equity.

4.     COMMITMENTS AND CONTINGENCIES

         At December 31, 1997, the Company had firm orders to acquire the following aircraft: 75 Boeing 737-800s, 12 Boeing 757-200s, 11 Boeing 777-200IGWs and eight Boeing 767-300ERs. Deliveries of these aircraft commence in 1998 and will continue through 2004. Future payments, including estimated amounts for price escalation through anticipated delivery dates for these aircraft and related equipment, will approximate $1.1 billion in 1998, $1.5 billion in 1999, $520 million in 2000 and an aggregate of $1.2 billion in 2001 through 2004. In addition to these commitments for aircraft, the Company's Board of Directors has authorized expenditures of approximately $1.1 billion over the next five years for modifications to aircraft, renovations of, and additions to, airport and office facilities, and the acquisition of various other equipment and assets. American expects to spend approximately $400 million of this authorized amount in 1998.

       The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (the Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees and/or other charges since certain of the potentially responsible parties are no longer in business. The future increase in landing fees and/or other charges may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. The ultimate resolution is not, however, expected to have a significant impact on the financial position or the liquidity of American.

         In April 1995, American announced an agreement to sell 12 of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx), with delivery of the aircraft between 1996 and 1999. No gain or loss is expected to be recognized as a result of this transaction. Six aircraft had been delivered as of December 31, 1997. The carrying value of the six remaining aircraft American has committed to sell was approximately $357 million as of December 31, 1997. In addition, American has the option to sell its remaining seven MD-11 aircraft with deliveries between 2000 and 2002.

       American has included an event risk covenant in approximately $2.8 billion of debt and lease agreements. The covenant permits the holders of such instruments to receive a higher rate of return (between 50 and 700 basis points above the stated rate) if a designated event, as defined, should occur and the credit rating of the debt obligations underlying the lease agreements is downgraded below certain levels.

       Special facility revenue bonds have been issued by certain municipalities, primarily to purchase equipment and improve airport facilities which are leased by American. In certain cases, the bond issue proceeds were loaned to American and are included in long-term debt. Certain bonds have rates that are periodically reset and are remarketed by various agents. In certain circumstances, American may be required to purchase up to $437 million of the special facility revenue bonds prior to scheduled maturity, in which case American has the right to resell the bonds or to use the bonds to offset its lease or debt obligations. American may borrow the purchase price of these bonds under standby letter of credit agreements. At American's option, these letters of credit are secured by funds held by bond trustees and by approximately $492 million of short-term investments.

5.     LEASES

       American leases various types of equipment and property, including aircraft, passenger terminals, equipment and various other facilities. The future minimum lease payments required under capital leases, together with the present value of net minimum lease payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1997, were (in millions):


                                                                                         Capital              Operating
        Year Ending December 31,                                                         Leases                Leases
                                                                                      ---------------       ---------------

        1998                                                                          $         211         $         940
        1999                                                                                    206                   926
        2000                                                                                    272                   887
        2001                                                                                    254                   893
        2002                                                                                    204                   858
        2003 and subsequent                                                                   1,041                13,116
                                                                                      ---------------
                                                                                                            ---------------

                                                                                              2,188(1)     $       17,620  (2)
                                                                                                            ===============

        Less amount representing interest                                                       694
                                                                                      ---------------

        Present value of net minimum lease payments                                   $       1,494
                                                                                      ===============


      1 Future minimum payments required under capital leases include $192 million guaranteed by AMR relating to special facility revenue bonds issued by municipalities.
      2 Future minimum payments required under operating leases include $6.2 billion guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

       At December 31, 1997, the Company had 186 aircraft under operating leases and 82 aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or at a predetermined fixed amount.

       During 1996, American made prepayments totaling $565 million on the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft. Upon the expiration of the amended leases, American can purchase the aircraft for a nominal amount. As a result, the aircraft are recorded as flight equipment under capital leases.

       Rent expense, excluding landing fees, was $1.1 billion for 1997 and 1996 and $1.2 billion for 1995.

6.     INDEBTEDNESS

       Long-term debt (excluding amounts maturing within one year) consisted of (in millions):

                                                                                                 December 31,
                                                                                      ------------------------------------
                                                                                          1997                  1996
                                                                                      --------------        --------------

        7.67% - 9.59% notes due through 2014                                          $         596         $         611
        Variable rate indebtedness due through 2024
           (3.55% - 6.82% at December 31, 1997)                                                 135                   162
        6.0% - 7.1% bonds due through 2031                                                      176                   176
        Other                                                                                    30                    34
                                                                                      --------------        --------------

        Long-term debt, less current maturities                                       $         937         $         983
                                                                                      ==============        ==============


       Maturities of long-term debt (including sinking fund requirements) for the next five years are: 1998 - $21 million; 1999 - $24 million; 2000 - $27 million; 2001 - $32 million; 2002 - $26 million.

       During 1996, American retired prior to scheduled maturity $449 million in face value of long-term debt and capital lease obligations at amounts which approximated their carrying value.

         American has a $1.0 billion credit facility agreement which expires December 19, 2001. At American's option, interest on the agreement can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 1997, no borrowings were outstanding under the agreement.

       Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $739 million. In addition, certain of American's debt and credit facility agreements contain restrictive covenants, including a cash flow coverage test and a minimum net worth requirement, which could affect AMR's ability to pay dividends. At December 31, 1997, under the most restrictive provisions of those agreements, approximately $1.9 billion of American's retained earnings were available for payment of dividends to AMR.

       Cash payments for interest were $300 million, $367 million and $542 million for 1997, 1996 and 1995, respectively.

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

       The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with the majority of its counterparties which may require the Company or the counterparty to post collateral if the value of these instruments falls below certain mark-to-market thresholds. As of December 31, 1997, no collateral was required under these agreements, and the Company does not expect to post collateral in the near future.

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

       The following table indicates the notional amounts and fair values of the Company's interest rate swap agreements (in millions):


                                                                               December 31,
                                                 -------------------------------------------------------------------------
                                                                1997                                   1996
                                                 ----------------------------------     ----------------------------------
                                                    Notional                               Notional
                                                     Amount           Fair Value            Amount            Fair Value
                                                 --------------     ---------------     --------------      --------------

        Interest rate swap agreements            $       1,410      $          12       $       1,480       $          (9)


       The fair values represent the amount the Company would pay or receive to terminate the agreements at December 31, 1997 and 1996, respectively.

       At December 31, 1997, the weighted-average remaining duration of the interest rate swap agreements in effect was 3.7 years. The weighted-average floating rates and fixed rates on the contracts outstanding were:


                                                                                                 December 31,
                                                                                      ------------------------------------
                                                                                          1997                  1996
                                                                                      --------------        --------------

      Average floating rate                                                                  5.901%                5.728%
      Average fixed rate                                                                     5.844%                5.627%


       Floating rates are primarily based on LIBOR and may change significantly, affecting future cash flows.

FUEL PRICE RISK MANAGEMENT

       American enters into fuel swap contracts to protect against increases in jet fuel prices. Under the agreements, American receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. The changes in market value of such agreements have a high correlation to the price changes of the fuel being hedged. Gains and losses on fuel swap agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Gains and losses on fuel swap agreements would be recognized immediately were the changes in the market value of the agreements to cease to have a high correlation to the price changes of the fuel being hedged. At December 31, 1997, American had agreements with broker-dealers to exchange payments on approximately 847 million gallons of fuel products, which represents approximately 23 percent of its expected 1998 fuel needs and approximately eight percent of its expected 1999 fuel needs. The fair value of the Company's fuel swap agreements at December 31, 1997, representing the amount the Company would pay to terminate the agreements, totaled $34 million.

       FOREIGN EXCHANGE RISK MANAGEMENT

       To hedge against the risk of future exchange rate fluctuations on a portion of American's foreign cash flows, the Company enters into various currency put option agreements on a number of foreign currencies. The option contracts are denominated in the same foreign currency in which the projected foreign cash flows are expected to occur. These contracts are designated and effective as hedges of probable quarterly foreign cash flows for various periods through September 30, 1999, which otherwise would expose the Company to foreign currency risk. Realized gains on the currency put option agreements are recognized as a component of passenger revenues. At December 31, 1997, the notional amount related to these options totaled approximately $602 million and the fair value, representing the amount American would receive to terminate the agreements, totaled approximately $42 million.

       The Company has entered into Japanese yen currency exchange agreements to effectively convert certain lease obligations into dollar-based obligations. Changes in the value of the agreements due to exchange rate fluctuations are offset by changes in the value of the foreign currency denominated lease obligations translated at the current exchange rate. Discounts or premiums are accreted or amortized as an adjustment to interest expense over the lives of the underlying lease obligations. The related amounts due to or from counterparties are included in other liabilities or other assets. The net fair values of the Company's currency exchange agreements, representing the amount American would pay or receive to terminate the agreements, were:


                                                                               December 31,
                                                 -------------------------------------------------------------------------
                                                                1997                                   1996
                                                 ----------------------------------     ----------------------------------
                                                    Notional          Fair Value           Notional           Fair Value
                                                     Amount          (in millions)          Amount          (in millions)
                                                 --------------     ---------------     --------------      --------------

        Japanese yen                              24.5 billion      $         (15)       24.7 billion       $          14

       The exchange rates on the Japanese yen agreements range from 66.50 to 118.80 yen per U.S. dollar.


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


                                                                               December 31,
                                                 -------------------------------------------------------------------------
                                                                1997                                   1996
                                                 ----------------------------------     ----------------------------------
                                                   Carrying             Fair              Carrying              Fair
                                                     Value              Value               Value               Value
                                                 --------------     ---------------     --------------      --------------

        Long-term debt due to Parent             $          --      $          --       $         118       $         134
        7.67% - 9.59% notes                                611                716                 625                 685
        Variable rate indebtedness                         136                136                 165                 165
        6.0% - 7.1 % bonds                                 176                194                 176                 180
        Other                                               35                 36                  39                  41
                                                 --------------     ---------------     --------------      --------------

                                                 $         958      $       1,082       $       1,123       $       1,205
                                                 ==============     ===============     ==============      ==============


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

       The significant components of the income tax provision were (in millions):


                                                                                 Year Ended December 31,
                                                                ----------------------------------------------------------
                                                                    1997                  1996                  1995
                                                                --------------        --------------        --------------

        Current                                                 $         221         $         208         $          21
        Deferred                                                          286                   179                    10
                                                                --------------        --------------        --------------

                                                                $         507         $         387         $          31
                                                                ==============        ==============        ==============


       The income tax provision includes a federal income tax provision of $447 million, $342 million and $16 million for the years ended December 31, 1997, 1996 and 1995, respectively.

       The income tax provision differed from amounts computed at the statutory federal income tax rate as follows (in millions):


                                                                                 Year Ended December 31,
                                                                ----------------------------------------------------------
                                                                    1997                  1996                  1995
                                                                --------------        --------------        --------------

        Statutory income tax provision                          $        451          $        335          $          7
        State income tax provision, net                                   35                    27                     2
        Meal expense                                                      18                    16                    19
        Other, net                                                         3                     9                     3
                                                                --------------        --------------        --------------

        Income tax provision                                    $        507          $        387          $         31
                                                                ==============        ==============        ==============


       The components of American's deferred tax assets and liabilities were (in millions):


                                                                                              December 31,
                                                                                   ------------------------------------
                                                                                       1997                  1996
                                                                                   --------------        --------------
        Deferred tax assets:
           Alternative minimum tax credit carryforwards                            $         732         $         804
           Postretirement benefits other than pensions                                       561                   543
           Rent expense                                                                      271                   231
           Gains from lease transactions                                                     235                   248
           Frequent flyer obligation                                                         231                   172
           Operating loss carryforwards                                                       --                    45
           Other                                                                             320                   341
           Valuation allowance                                                                (3)                   (3)
                                                                                   --------------        --------------
             Total deferred tax assets                                                     2,347                 2,381
                                                                                   --------------        --------------

        Deferred tax liabilities:
           Accelerated depreciation and amortization                                      (2,665)               (2,396)
           Pensions                                                                          (91)                 (144)
           Other                                                                            (230)                 (193)
                                                                                   --------------        --------------
             Total deferred tax liabilities                                               (2,986)               (2,733)
                                                                                   --------------        --------------

        Net deferred tax liability                                                 $        (639)        $        (352)
                                                                                   ==============        ==============

       At December 31, 1997, American had available under the terms of its tax sharing agreement with AMR approximately $732 million of alternative minimum tax credit carryforwards available for an indefinite period.

       Cash payments for income taxes were $350 million, $191 million and $49 million for 1997, 1996 and 1995, respectively.

9.     STOCK AWARDS AND OPTIONS

       The Company participates in AMR's 1988 Long Term Incentive Plan (1988
Plan), as amended in 1994, whereby officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights, other stock-based awards and/or performance related awards, including cash bonuses. The Company also participates in AMR's Pilot Stock Option Plan (The Pilot Plan). The Pilot Plan granted members of the Allied Pilots Association the option to purchase 5.75 million shares of AMR stock at $83.375 per share, $10 less than the average fair market value of the stock on the date of grant, May 5, 1997. These shares were exercisable immediately.

       The Company accounts for participation in AMR's stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. In 1997, the total charge for stock compensation expense included in wages, salaries and benefits expense was $66 million. No compensation expense was recognized for stock option grants under the 1988 Plan since the exercise price of the Company's stock option grants was the fair market value of the underlying stock on the date of grant.

       The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As required by SFAS 123, pro forma information regarding net earnings has been determined as if the Company had accounted for employee stock options and awards granted by AMR subsequent to December 31, 1994 using the fair value method prescribed by SFAS 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995: risk-free interest rates of 5.80% to 6.31%; dividend yields of 0%; expected stock volatility ranging from 25.4% to 25.6%; and a weighted-average expected life of the options of 4.5 years, with the exception of The Pilot Plan which was
1.5 years.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

       The Company's pro forma net earnings assuming the Company had accounted for employee stock options issued by AMR to employees of American using the fair value method would have resulted in 1997 net earnings of $755 million. The pro forma effect of SFAS 123 is immaterial to the Company's 1996 and 1995 net earnings.

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

       Total costs for all pension plans were (in millions):


                                                                                 Year Ended December 31,
                                                                 ---------------------------------------------------------
                                                                     1997                  1996                 1995
                                                                 --------------        --------------       --------------
        Defined benefit plans:
          Service cost - benefits earned during
            the period                                           $        159          $        193         $        162
          Interest cost on projected benefit obligation                   350                   356                  323
          Return on assets                                               (375)                  (87)              (1,288)
          Net amortization and deferral                                    17                  (305)               1,008
                                                                 --------------        --------------       --------------

          Net periodic pension cost for defined
            benefit plans                                                 151                   157                  205

        Defined contribution plans                                        142                   132                  124
                                                                 --------------        --------------       --------------

        Total                                                    $        293          $        289         $        329
                                                                 ==============        ==============       ==============

       In addition to the pension costs shown above, in late 1995, American offered early retirement programs to select groups of employees as part of its restructuring efforts. In accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," American recognized additional pension expense of $220 million associated with these programs in 1995 which was included in restructuring costs. Of this amount, $118 million was for special termination benefits and $102 million was for the actuarial losses resulting from the early retirements for 1995.

       The funded status and actuarial present value of benefit obligations of the defined benefit plans were (in millions):


                                                                            December 31,
                                           -------------------------------------------------------------------------------
                                                            1997                                     1996
                                           --------------------------------------    -------------------------------------
                                              Plans with            Plans with           Plans with          Plans with
                                               Assets in           Accumulated           Assets in          Accumulated
                                               Excess of             Benefit             Excess of            Benefit
                                              Accumulated         Obligation in         Accumulated        Obligation in
                                                Benefit             Excess of            Benefit             Excess of
                                              Obligation              Assets            Obligation             Assets
                                           -----------------    -----------------    ----------------     ----------------

        Vested benefit obligation          $        4,524       $           53       $        2,729       $        1,435
                                           =================    =================    ================     ================

        Accumulated benefit obligation
                                           $        4,733       $           57       $        2,882       $        1,510
        Effect of projected future salary
           increases                                  850                   26                  650                  202
                                           -----------------    -----------------    ----------------     ----------------
        Projected benefit obligation                5,583                   83                3,532                1,712
                                           -----------------    -----------------    ----------------     ----------------

        Plan assets at fair value                   5,121                    6                3,154                1,463

        Plan assets less than projected
           benefit obligation                        (462)                 (77)                (378)                (249)

        Unrecognized net loss                         728                   27                  729                  237
        Unrecognized prior service cost
                                                       58                    5                   37                   29
        Unrecognized transition asset                 (21)                   1                  (32)                   -
        Adjustment to record minimum
           pension liability                           --                  (11)                  --                  (69)
                                           -----------------    -----------------    ----------------     ----------------

        Prepaid (accrued) pension cost(1)
                                           $          303       $          (55)      $          356       $          (52)
                                           =================    =================    ================     ================

      1 American's funding policy is to make contributions equal to, or in excess of, the minimum funding requirements of the Employee Retirement Income Security Act of 1974.

       Plan assets consist primarily of domestic and foreign government and corporate debt securities, marketable equity securities, and money market fund and mutual fund shares, of which approximately $71 million of plan assets at December 31, 1996 were invested in shares of mutual funds managed by a subsidiary of AMR.

       The projected benefit obligation was calculated using weighted-average discount rates of 7.25% and 7.75% at December 31, 1997 and 1996, respectively; rates of increase for compensation of 4.20% at December 31, 1997 and 1996; and the 1983 Group Annuity Mortality Table. The weighted-average expected long-term rate of return on assets was 9.50% in 1997, 1996 and 1995. The vested benefit obligation and plan assets at fair value at December 31, 1997, for plans whose benefits are guaranteed by the Pension Benefit Guaranty Corporation were $4.5 billion and $5.1 billion, respectively.

       In October 1997, the portion of American's defined benefit pension plan applicable to employees of The SABRE Group was spun-off to The SABRE Group. At the date of the spin-off, the net obligation attributable to The SABRE Group employees participating in American's plan of approximately $20 million, net of deferred taxes of approximately $8 million, was credited to retained earnings.

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

       Net other postretirement benefit cost was (in millions):

                                                                                    Year Ended December 31,
                                                                      ----------------------------------------------------
                                                                           1997               1996              1995
                                                                      ---------------    ---------------    --------------

        Service cost - benefits earned during the period              $          42      $          55      $          48
        Interest cost on accumulated other postretirement
           benefit obligation                                                    88                 98                 99
        Return on assets                                                         (4)                (3)                (2)
        Net amortization and deferral                                           (13)                (5)                (6)
                                                                      ---------------    ---------------    --------------

        Net other postretirement benefit cost                         $         113      $         145      $         139
                                                                      ===============    ===============    ==============

       In addition to net other postretirement benefit cost, in late 1995, American offered early retirement programs to select groups of employees as part of its restructuring efforts. In accordance with Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," American recognized additional other postretirement benefit expense of $93 million associated with these programs in 1995 which was included in restructuring costs. Of this amount, $26 million was for special termination benefits and $67 million was for the net actuarial losses resulting from the early retirements for 1995.

       The funded status of the plan, reconciled to the accrued other postretirement benefit cost recognized in American's balance sheet, was (in millions):


                                                                                                 December 31,
                                                                                      ------------------------------------
                                                                                          1997                  1996
                                                                                      --------------        --------------

        Retirees                                                                      $         630         $         593
        Fully eligible active plan participants                                                 168                   123
        Other active plan participants                                                          557                   461
                                                                                      --------------        --------------
        Accumulated other postretirement benefit obligation                                   1,355                 1,177
        Plan assets at fair value                                                                49                    35
                                                                                      --------------        --------------
        Accumulated other postretirement benefit obligation
           in excess of plan assets                                                           1,306                 1,142
        Unrecognized net gain                                                                   170                   287
        Unrecognized prior service benefit                                                       48                    52
                                                                                      --------------        --------------

        Accrued other postretirement benefit cost                                     $       1,524         $       1,481
                                                                                      ==============        ==============


       Plan assets consist primarily of shares of mutual funds managed by a subsidiary of AMR.

       For 1997 and 1996, future benefit costs were estimated assuming per capita cost of covered medical benefits would increase at a five and six percent annual rate, respectively, decreasing gradually to a four percent annual growth rate in 2001. A one percent increase in this annual trend rate would have increased the accumulated other postretirement benefit obligation at December 31, 1997, by approximately $144 million and 1997 other postretirement benefit cost by approximately $19 million. The weighted-average discount rate used in estimating the accumulated other postretirement benefit obligation was 7.25% and 7.75% at December 31, 1997 and 1996, respectively.

11.    RESTRUCTURING COSTS

       In 1995, the Company recorded $485 million for restructuring costs which included (in millions):


                                                                                           December 31,
                                                                                      ----------------------
                                                                                              1995
                                                                                      ----------------------

        Special termination benefits:
           Pension                                                                    $         118
           Other postretirement benefits                                                         26
           Other termination benefits                                                            19
        Actuarial losses:
           Pension                                                                              102
           Other postretirement benefits                                                         67
                                                                                      ----------------------

        Total cost of early retirement programs                                                 332
        Provisions for aircraft impairment and retirement                                       145
        Other                                                                                     8
                                                                                      ----------------------

                                                                                      $         485
                                                                                      ======================


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

12.    FOREIGN OPERATIONS

       American conducts operations in various foreign countries. American's operating revenues from foreign operations were (in millions):


                                                                                 Year Ended December 31,
                                                                ----------------------------------------------------------
                                                                    1997                  1996                  1995
                                                                --------------        --------------        --------------

        Latin America                                           $       2,716         $       2,438         $       2,316
        Europe                                                          2,035                 1,967                 2,059
        Pacific                                                           356                   336                   373
                                                                --------------        --------------        --------------

        Foreign operating revenues                              $       5,107         $       4,741         $       4,748
                                                                ==============        ==============        ==============


13.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Unaudited summarized financial data by quarter for 1997 and 1996 (in millions):


                                                First                 Second                Third                 Fourth
                                               Quarter                Quarter              Quarter               Quarter
                                            ---------------       ---------------       --------------        --------------
             1997
        Operating revenues                  $       3,750         $       4,029         $      4,107          $      3,970
        Operating income                              199                   444                  469                   335
        Net earnings                                   74                   240                  266                   200

             1996
        Operating revenues                  $       3,639         $       3,885         $      3,900          $      3,712
        Operating income                              240                   447                  444                   200
        Net earnings                                  150                   274                  208                    73


Results for the third quarter of 1996 include a $21 million provision for American's share of a multi-carrier travel agency class action litigation settlement. Results for the fourth quarter of 1996 include a $26 million charge to write down the value of aircraft interiors the Company planned to refurbish.

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III
--------------------------------------------------------------------------------

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


                                     PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements and Independent Auditors' Report are filed as part of this report:

                                                                                                                  Page
                                                                                                              --------------

                Report of Independent Auditors                                                                        16

                Consolidated Statement of Operations for the Years Ended
                December 31, 1997, 1996 and 1995                                                                      17

                Consolidated Balance Sheet at December 31, 1997 and 1996                                           18-19

                Consolidated Statement of Cash Flows for the Years Ended
                December 31, 1997, 1996 and 1995                                                                      20

                Consolidated Statement of Stockholder's Equity for the Years Ended
                December 31, 1997, 1996 and 1995                                                                      21

                Notes to Consolidated Financial Statements                                                         22-39

       (2)    The following financial statement schedule and Independent
              Auditors' Report are filed as part of this report:
                                                                                                                  Page
                                                                                                              --------------

                Report of Independent Auditors                                                                        43

                Schedule II       Valuation and Qualifying Accounts and Reserves                                      44


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

              10.3    Aircraft Purchase Agreement by and between American
                      Airlines, Inc. and The Boeing Company, dated October 31,
                      1997, incorporated by reference to Exhibit 10.48 to AMR's report on Form 10-K for the year ended December 31, 1997.
                      Confidential treatment has been requested as to a portion of this document.

              23      Consent of Independent Auditors.

              27      Financial Data Schedule.

(b) Reports on Form 8-K:

    None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN AIRLINES, INC.

/s/  Robert L. Crandall
------------------------------------------------------
Robert L. Crandall
Chairman and Chief Executive Officer
(Principal Executive Officer)


/s/  Gerard J. Arpey
------------------------------------------------------
Gerard J. Arpey
Senior Vice President - Finance and Planning and Chief
Financial Officer
(Principal Financial and Accounting Officer)

Date:  March 25, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:

/s/  David L. Boren                                             /s/  Dee J. Kelly
------------------------------------------------------          ------------------------------------------------------
David L. Boren                                                  Dee J. Kelly


/s/  Edward A. Brennan                                          /s/  Ann D. McLaughlin
------------------------------------------------------          ----------------------------------------------------
Edward A. Brennan                                               Ann D. McLaughlin


/s/  Armando M. Codina                                          /s/  Charles H. Pistor, Jr.
------------------------------------------------------          ----------------------------------------------------
Armando M. Codina                                               Charles H. Pistor, Jr.


/s/  Christopher F. Edley                                       /s/  Joe M. Rodgers
------------------------------------------------------          ----------------------------------------------------
Christopher F. Edley                                            Joe M. Rodgers


/s/  Charles T. Fisher, III                                     /s/  Judith Rodin
------------------------------------------------------          ----------------------------------------------------
Charles T. Fisher, III                                          Judith Rodin


/s/  Earl G. Graves                                             /s/  Maurice Segall
------------------------------------------------------          ----------------------------------------------------
Earl G. Graves                                                  Maurice Segall


Date:  March 25, 1998

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
American Airlines, Inc.


       We have audited the consolidated financial statements of American Airlines, Inc. as of December 31, 1997 and 1996, and for each of the three years in the period ended December 31, 1997, and have issued our report thereon dated January 19, 1998. Our audits also included Schedule II - Valuation and Qualifying Accounts and Reserves. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

       In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                               ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 19, 1998

                             AMERICAN AIRLINES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                    (DEDUCTED FROM ASSET TO WHICH APPLICABLE)
                                  (IN MILLIONS)


                                                                         CHARGED TO
                                                                         ----------
                                                                                               SALES,
                               BALANCE                                                        RETIRE-      BALANCE
                                 AT           OTHER        DEPREC.                   NET       MENTS          AT
                              BEGINNING     OPERATING        AND       RESTRUCT    WRITE-       AND         END OF
                               OF YEAR       EXPENSES      AMORT.       COSTS        OFF      TRANSFERS      YEAR
                              ---------      --------      ------       -----        ---      ---------      ----
YEAR ENDED DECEMBER 31, 1997

Allowance for
uncollectible accounts           $  6           $11           $ --        $ --         $(9)      $ --         $  8

Allowance for
obsolescence of inventories       197            --              33         --          --        (41)         189

YEAR ENDED DECEMBER 31, 1996

Allowance for
uncollectible accounts             13            10             --          --         (14)        (3)           6

Allowance for
obsolescence of inventories       228            --              20         --          --        (51)         197

YEAR ENDED DECEMBER 31, 1995

Allowance for
uncollectible accounts             14            14             --          --         (15)        --           13

Allowance for
obsolescence of inventories       171            --              36          9          --         12          228



                                 EXHIBIT INDEX



              EXHIBIT                   DESCRIPTION
              -------                   -----------

              23     Consent of Independent Auditors.
              27     Financial Data Schedule.






