Form 10-Q
period 1998-03-31
AMERICAN AIRLINES INC
filed 1998-05-15
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 1998.


[  ]Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Transition Period From              to        .


Commission file number 1-2691.



                    American Airlines, Inc.
     (Exact name of registrant as specified in its charter)

        Delaware                            13-1502798
    (State or other                      (I.R.S. Employer
      jurisdiction                      Identification No.)
   of incorporation or
     organization)

 4333 Amon Carter Blvd.
   Fort Worth, Texas                           76155
 (Address of principal                      (Zip Code)
   executive offices)

Registrant's telephone number, including area code   (817) 963-1234


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


Common Stock, $1 par value - 1,000 shares as of May 11, 1998

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions I(1)(a) and I(1)(b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statement of Operations -- Three months ended March 31, 1998 and 1997

  Condensed Consolidated Balance Sheet -- March 31, 1998 and December
  31, 1997

  Condensed Consolidated Statement of Cash Flows -- Three months ended March 31, 1998 and 1997

  Notes  to Condensed Consolidated Financial Statements -- March  31,
  1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                                               Three Months Ended
                                                   March 31,
                                               1998          1997
Revenues
    Passenger                               $3,578        $3,390
    Cargo                                      162           162
    Other                                      220           198
      Total operating revenues               3,960         3,750


Expenses
  Wages, salaries and benefits               1,314         1,270
  Aircraft fuel                                402           503
  Commissions to agents                        285           298
  Depreciation and amortization                235           241
  Maintenance materials and repairs            198           162
  Other rentals and landing fees               191           190
  Food service                                 163           160
  Aircraft rentals                             133           132
  Other operating expenses                     643           595
    Total operating expenses                 3,564         3,551
Operating Income                               396           199

Other Income (Expense)
  Interest income                               27             3
  Interest expense                             (34)          (50)
  Related party interest - net                  (9)          (19)
  Miscellaneous - net                          (16)           (5)
                                               (32)          (71)
Earnings Before Income Taxes                   364           128
Income tax provision                           143            54
Net Earnings                                $  221        $   74

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions)

                                            March 31,    December 31,
                                               1998          1997
                                                           (Note 1)
Assets
Current Assets
  Cash                                      $    103       $     47
  Short-term investments                       1,640          1,762
  Receivables, net                             1,211          1,057
  Inventories, net                               555            555
  Deferred income taxes                          360            360
  Other current assets                           201            201
    Total current assets                       4,070          3,982

Equipment and Property
  Flight equipment, net                        7,625          7,790
  Other equipment and property, net            1,246          1,232
  Purchase deposits for flight equipment         886            695
                                               9,757          9,717

Equipment and Property Under Capital Leasess
  Flight equipment, net                        1,618          1,652
  Other equipment and property, net               91             92
                                               1,709          1,744

Route acquisition costs, net                     937            945
Other assets, net                              1,380          1,365
                                            $ 17,853       $ 17,753

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                          $    950       $   855
  Payable to affiliates                          459           595
  Accrued liabilities                          1,561         1,720
  Air traffic liability                        2,151         2,044
  Current maturities of long-term debt            22            21
  Current obligations under capital leases       112           112
    Total current liabilities                  5,255         5,347

Long-term debt, less current maturities          926           937
Obligations  under  capital  leases,
  less current obligations                     1,310         1,382
Deferred income taxes                          1,000           999
Other liabilities, deferred gains, deferred
  credits and postretirement benefits          3,786         3,734

Stockholders' Equity
  Common stock                                     -             -
  Additional paid-in capital                   1,732         1,732
  Retained earnings                            3,844         3,622
                                               5,576         5,354
                                            $ 17,853      $ 17,753
The  accompanying  notes  are an integral  part  of  these  financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                                Three Months Ended
                                                    March 31,
                                              1998          1997
Net Cash Provided by Operating Activities     $  371        $  125

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
    deposits for flight equipment               (299)          (79)
  Net decrease in short-term investments         122           133
  Proceeds from sale of equipment
    and property                                  76            89
Net cash used for investing activities          (101)          143

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
    lease obligations                            (78)          (73)
  Funds transferred to affiliates, net          (136)         (162)
Net cash used for financing activities          (214)         (235)

Net increase in cash                              56            33
Cash at beginning of period                       47            37

Cash at end of period                         $  103        $   70

Cash Payments For:
  Interest                                    $   65        $   96
  Income taxes                                    25           102

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. (American or the Company) Annual Report on Form 10-K for the year ended December 31, 1997.

2.Accumulated  depreciation of owned equipment and property  at  March
  31, 1998 and December 31, 1997, was $5.8 billion and $5.7 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 1998 and December 31, 1997, was $966 million and $965 million, respectively.

3.As  discussed in the notes to the consolidated financial  statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Miami International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees and/or other charges. The ultimate resolution of this matter is not expected to have a significant impact on the financial position or liquidity of American.

4.Subsequent to December 31, 1997, the Company exercised its purchase rights to acquire 25 Boeing 737-800s and eight Boeing 777-200IGWs. As of May 15, 1998, the Company had commitments to acquire the following aircraft: 100 Boeing 737-800s, 19 Boeing 777-200IGWs, 12 Boeing 757-200s and seven Boeing 767-300ERs. Deliveries of these aircraft commence in 1998 and will continue through 2004. Payments for these aircraft will approximate $1.0 billion in 1998, $1.9 billion in 1999, $1.2 billion in 2000 and an aggregate of approximately $1.5 billion in 2001 through 2004. The exercise of these aircraft purchase rights will allow the Company to continue the retirement of its Boeing 727-200 fleet, which the Company anticipates to be complete by 2004, as well as to provide for modest growth.

5.In March 1998, the Company exercised its option to sell seven MD-11 aircraft to Federal Express Corporation (FedEx), thereby committing to sell its entire MD-11 fleet to FedEx. Seven aircraft have been delivered as of March 31, 1998. The remaining 12 aircraft will be delivered to FedEx between 1998 and 2003.

6.In April 1998, American and US Airways, Inc. (US Airways) announced plans to create a broad marketing alliance between the two carriers which would include (i) reciprocal benefits to members of both carriers frequent flyer programs and (ii) access to the carriers domestic and international club facilities. The companies expect to implement the first phases of linking their frequent flier programs and lounge access by late summer.

7.As  of  January 1, 1998, the Company adopted Statement of Financial
  Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company"s available-for-sale securities and changes in minimum pension liabilities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Total comprehensive income for the three months ended March 31, 1998 and 1997 was approximately $222 million and $75 million, respectively.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Effective January 1, 1998, the Company adopted early the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," (SOP 98-5). SOP 98-5 requires costs of start-up
  activities and organization costs to be expensed as incurred.   The
  adoption of SOP 98-5 did not have a material impact on the Company's financial position or results of operations for the quarter ended March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

American recorded net earnings for the three months ended March 31, 1998 of $221 million. This compares to net earnings of $74 million for the first quarter of 1997. American's operating income of $396 million increased 99 percent, or $197 million, compared to $199 million for the same period in 1997.

American's passenger revenues increased by 5.5 percent, or $188 million, primarily as a result of strong demand for air travel driven by continued economic growth in the U.S., Europe and Latin America, as well as a shift to a greater mix of full fare traffic. American's yield (the average amount one passenger pays to fly one mile) of
14.09 cents increased by 5.1 percent compared to the same period in 1997. Domestic yields increased 6.4 percent from the first quarter of 1997. International yields increased 2.8 percent, primarily due to a
4.1 percent increase in Europe and a 1.2 percent increase in Latin America, partially offset by a decrease of 6.4 percent in Pacific yields. The increase in European yields was partially attributable to the cancellation of American's New York Kennedy - Zurich, New York
- Brussels and Miami - Frankfurt routes in 1997, while the decrease in Pacific yields was primarily due to the weakness in Asian economies.

American's traffic or revenue passenger miles (RPMs) increased 0.4 percent to 25.4 billion miles for the quarter ended March 31, 1998. American's capacity or available seat miles (ASMs) increased 0.5 percent to 37.7 billion miles in the first quarter of 1998. American's domestic traffic decreased 0.5 percent on capacity decreases of 0.3 percent and international traffic grew 2.4 percent on capacity growth of 2.3 percent. The increase in international traffic was driven by a 3.9 percent increase in traffic to Latin America on capacity growth of 8.3 percent and a 11.3 percent increase in traffic to the Pacific on capacity growth of 1.6 percent, partially offset by a 0.9 percent decrease in traffic to Europe on a capacity decrease of 5.7 percent, primarily due to the cancellation of the above mentioned routes in 1997.

American's yield and traffic were both negatively impacted in 1997 by the effects of the pilot contract negotiations throughout the first quarter of 1997. During the first quarter of 1998, American's yield and traffic were adversely impacted by the imposition of the transportation tax for the entire quarter compared to slightly less than one month during the first quarter of 1997.

American's other revenues increased $22 million, or 11.1 percent, primarily as a result of an increase in aircraft maintenance work performed by American for other airlines and increased employee travel service charges.

American's operating expenses increased 0.4 percent, or $13 million. American's Jet Operations cost per ASM decreased 0.5 percent to 9.35 cents. Wages, salaries and benefits increased 3.5 percent, or $44 million, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing. The increased headcount is due primarily to increased volumes of work at American's maintenance bases and increases associated with American's flight dependability initiatives. Aircraft fuel expense decreased 20.1 percent, or $101 million, due to a 21.1 percent decrease in American's average price per gallon, including taxes, partially offset by a 1.2 percent increase in American's fuel consumption. Commissions to agents decreased 4.4 percent, or $13 million, despite a 5.5 percent increase in passenger revenues, due to the continued benefit from the commission rate reduction initiated during September 1997. Maintenance materials and repairs expense increased $36 million, or
22.2 percent, due primarily to higher volumes for both airframe and engine maintenance at American's maintenance bases as a result of the maturing of its fleet.

Other  Income  (Expense)  decreased 54.9  percent,  or  $39  million,
primarily  as  a  result  of  an  increase  in  interest  income   of
approximately $24 million due to higher investment balances. In addition, capitalized interest on aircraft purchase deposits increased approximately $15 million compared to the same period in 1997.

AIRCRAFT COMMITMENTS

As of May 15, 1998, the Company had commitments to acquire the following aircraft: 100 Boeing 737-800s, 19 Boeing 777-200IGWs, 12 Boeing 757-200s and seven Boeing 767-300ERs. Deliveries of these aircraft commence in 1998 and will continue through 2004. Payments for these aircraft will approximate $1.0 billion in 1998, $1.9 billion in 1999, $1.2 billion in 2000 and an aggregate of approximately $1.5 billion in 2001 through 2004. The exercise of these aircraft purchase rights will allow the Company to continue the retirement of its Boeing 727-200 fleet, which the Company anticipates to be complete by 2004, as well as to provide for modest growth. The Company will determine the method of financing these aircraft acquisitions near their respective delivery date; however, deliveries in 1998 are currently expected to be financed with internally generated funds as well as external financing.

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

    The Company expects to incur significant costs from The SABRE Group, internal staff costs and consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its system for the Year 2000. The Company's total estimated cost of the Year 2000 compliance program is approximately $125 million to $160 million, of which approximately $80 million was incurred as of March 31, 1998. The remaining expenses are expected to be incurred primarily throughout the remainder of 1998. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of current information technology spending. Maintenance or modification costs associated with making existing computer systems Year 2000 compliant will be expensed as incurred.

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

DALLAS LOVE FIELD

In 1968, as part of an agreement between the cities of Fort Worth and Dallas to build and operate Dallas/Fort Worth Airport (DFW), a bond ordinance was enacted by both cities (the Bond Ordinance). The Bond Ordinance required both cities to direct all scheduled interstate passenger operations to DFW and was an integral part of the bonds issued for the construction and operation of DFW. In 1979, as part of a settlement to resolve litigation with Southwest Airlines, the cities agreed to expand the scope of operations allowed under the Bond Ordinance at Dallas' Love Field. This settlement was codified by Congress and became known as the Wright Amendment. The Wright Amendment limited interstate operations at Love Field to the four states contiguous to Texas (New Mexico, Oklahoma, Arkansas and Louisiana) and prohibited through ticketing to any destination outside that perimeter. In 1997, without the consent of either city, Congress amended the Wright Amendment by (i) adding three states (Kansas, Mississippi and Alabama) to the perimeter and (ii) removing all federal restrictions on large aircraft configured with 56 seats or less (the 1997 Amendment). In October 1997, the City of Fort Worth filed suit in state district court against the City of Dallas and others seeking to enforce the Bond Ordinance. Fort Worth contends that the 1997 Amendment does not preclude the City of Dallas from exercising its proprietary rights to restrict traffic at Love Field in a manner consistent with the Bond Ordinance and, moreover, that it has an obligation to do so. American has joined in this litigation. Thereafter, Dallas filed a separate declaratory judgment action in federal district court seeking to have the court declare that, as a matter of law, the 1997 Amendment precludes Dallas from exercising any restrictions on operations at Love Field. Further, in March 1998, Southwest Airlines, relying upon a 1982 injunction that resulted from prior litigation that established Southwest's right to operate intrastate flights from Love Field, filed a motion in Dallas federal court seeking to enjoin the Fort Worth lawsuit. The court has not yet ruled on Southwest's motion. As a result of the foregoing, the future of interstate flight operations at Love Field and American's DFW hub
is  uncertain.   To the extent that operations at Love  Field  to  new
interstate destinations increase, American may be compelled for competitive reasons to divert resources from DFW to Love Field. A substantial diversion of resources could adversely impact American's business.

      Recently, American announced its intent to initiate limited intrastate service at Love Field and has commenced implementation of a business plan to start such service, including requesting gates at Love Field from the City of Dallas.

OTHER INFORMATION

Several items of legislation have been introduced in Congress that would, if enacted; (i) authorize the withdrawal of slots from major carriers -- including American -- at key airports for redistribution to new entrants and smaller carriers and/or (ii) provide financial assistance, in the form of guarantees and/or subsidized loans, to smaller carriers for aircraft purchases. In addition, the Department of Justice is investigating competition at major hub airports, and in April 1998, the Department of Transportation (DOT) issued proposed competition guidelines which would severely limit major carriers' ability to compete with new entrant carriers. The outcomes of the proposed legislation, the investigations and the proposed DOT guidelines are unknown. However, to the extent that (i) slots are taken from American at key airports, (ii) restrictions are imposed upon American's ability to respond to a competitor, or (iii) competitors have a financial advantage in the purchase of aircraft because of federal assistance, American's business may be adversely impacted.

                      PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

In January 1985, American announced a new fare category, the "Ultimate SuperSaver," a discount, advance purchase fare that carried a 25 percent penalty upon cancellation. On December 30, 1985, a class action lawsuit was filed in Circuit Court, Cook County, Illinois entitled Johnson vs. American Airlines, Inc. The Johnson plaintiff alleges that the 10 percent federal excise transportation tax should have been excluded from the "fare" upon which the 25 percent penalty was assessed. Summary judgment was granted in favor of American but subsequently reversed and vacated by the Illinois Appellate Court. In August 1997, the Court denied the plaintiffs' motion for class certification. American is vigorously defending the lawsuit.

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

   Gutterman et al. v. American Airlines, Inc., is also pending in the Circuit Court of Cook County, Illinois, arising from an announced increase in AAdvantage mileage credits required for free travel. In December 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995, giving rise to the Gutterman litigation filed on that same date. The Gutterman plaintiffs claim that the announced increase in award mileage level violated the terms and conditions of the agreement between American and AAdvantage members. A hearing on plaintiffs' motion for class certification is currently scheduled for May 19,
1998. To date, only limited discovery has been undertaken. American is vigorously defending the lawsuit.

    A federal grand jury is investigating whether American handled hazardous materials and processed courier shipments, cargo and excess baggage in accordance with applicable laws and regulations. In connection with this investigation, federal agents executed a search warrant at American's Miami facilities on October 22, 1997. In addition, American was served with a subpoena calling for the production of documents relating to the handling of courier shipments, cargo, excess baggage and hazardous materials. American has produced documents responsive to the subpoena and intends to cooperate fully with the government's investigation.

                                PART II


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

27                             Financial Data Schedule


On April 15, 1998, American filed a report on Form 8-K relative to a press release issued by the Company to announce that Robert L. Crandall, Chairman, President and CEO of AMR and Chairman and CEO of American, will retire from his affiliations with AMR and American after the AMR annual meeting on May 20, 1998. Donald J. Carty, currently an Executive Vice President and President of American, has been chosen by the Board of Directors to succeed Mr. Crandall.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  May 15, 1998            BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior  Vice President - Finance
                               and Chief Financial Officer