Form 10-Q
period 1998-06-30
AMERICAN AIRLINES INC
filed 1998-08-14
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 1998.


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


Common Stock, $1 par value - 1,000 shares as of August 7, 1998

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions I(1)(a) and I(1)(b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statement of Operations -- Three and six months ended June 30, 1998 and 1997

  Condensed Consolidated Balance Sheet -- June 30, 1998 and  December
  31, 1997

  Condensed Consolidated Statement of Cash Flows -- Six months ended June 30, 1998 and 1997

  Notes  to  Condensed Consolidated Financial Statements -- June  30,
  1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                             1998       1997       1998       1997
Revenues
  Passenger                 $3,789     $3,641     $7,367     $7,031
  Cargo                        166        172        328        334
  Other                        238        216        458        414
Total operating revenues     4,193      4,029      8,153      7,779


Expenses
  Wages, salaries and
   benefits                  1,380      1,281      2,694      2,551
  Aircraft fuel                391        456        793        959
  Commissions to agents        305        312        590        610
  Depreciation and
   amortization                234        238        469        479
  Maintenance, materials
   and repairs                 192        185        390        347
  Other rentals and
   landing fees                199        200        390        390
  Food service                 174        171        337        331
  Aircraft rentals             133        133        266        265
  Other operating expenses     635        609      1,278      1,204
Total operating expenses     3,643      3,585      7,207      7,136
Operating Income               550        444        946        643

Other Income (Expense)
  Interest income               25         31         52         34
  Interest expense             (46)       (51)       (97)      (103)
  Interest capitalized          22          3         39          5
  Related party interest -net   (8)       (25)       (17)       (44)
  Miscellaneous - net           (1)        (6)       (17)       (11)
                                (8)       (48)       (40)      (119)

Earnings Before Income Taxes   542        396        906        524
Income tax provision           211        156        354        210
Net Earnings                $  331     $  240     $  552     $  314

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited) (In millions)

                                             June 30,     December 31,
                                               1998          1997
                                                           (Note 1)
Assets

Current Assets
  Cash                                      $     88       $     47
  Short-term investments                       1,714          1,762
  Receivables, net                             1,329          1,057
  Inventories, net                               568            555
  Deferred income taxes                          360            360
  Other current assets                           196            201
    Total current assets                       4,255          3,982

Equipment and Property
  Flight equipment, net                        7,689          7,790
  Other equipment and property, net            1,249          1,232
  Purchase deposits for flight equipment       1,084            695
                                              10,022          9,717

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,583          1,652
  Other equipment and property, net               92             92
                                               1,675          1,744

Route acquisition costs, net                     930            945
Other assets, net                              1,459          1,365
                                            $ 18,341       $ 17,753

Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                          $    919       $   855
  Payable to affiliates                          259           595
  Accrued liabilities                          1,695         1,720
  Air traffic liability                        2,280         2,044
  Current maturities of long-term debt            28            21
  Current obligations under capital leases       111           112
    Total current liabilities                  5,292         5,347

Long-term debt, less current maturities          916           937
Obligations  under capital leases, less
 current obligations                           1,283         1,382
Deferred income taxes                          1,137           999
Other liabilities, deferred gains,
 deferred credits and postretirement benefits  3,812         3,734

Stockholders' Equity
  Common stock                                     -             -
  Additional paid-in capital                   1,732         1,732
  Retained earnings                            4,169         3,622
                                               5,901         5,354
                                            $ 18,341       $17,753

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited) (In millions)

                                            Six Months Ended June 30,
                                              1998          1997
Net Cash Provided by Operating Activities     $1,080        $  798

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                (818)         (313)
  Net decrease (increase) in short-term
   investments                                    48          (358)
  Proceeds from sale of equipment and
   property                                      161           169
Net cash used for investing activities          (609)         (502)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                             (94)          (87)
  Funds transferred to affiliates, net          (336)         (238)
Net cash used for financing activities          (430)         (325)

Net increase (decrease) in cash                   41           (29)
Cash at beginning of period                       47            37

Cash at end of period                         $   88        $    8

Cash Payments For:
  Interest                                    $   96        $  132
  Income taxes                                   143           205

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

2.Accumulated  depreciation of owned equipment and  property  at  June
  30, 1998 and December 31, 1997, was $6.0 billion and $5.7 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 1998 and December 31, 1997, was $1.0 billion and $965 million, respectively.

3.The  Miami  International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees and/or other charges. The ultimate resolution of this matter is not expected to have a significant impact on the financial position or liquidity of American.

4.During  1998, the Company exercised its purchase  rights  to acquire 25 Boeing 737-800s and 23 Boeing 777-200IGWs. As of August 14, 1998, the Company had commitments to acquire the following aircraft: 100 Boeing 737-800s, 34 Boeing 777-200IGWs, 11 Boeing 757-200s and four Boeing 767-300ERs. Deliveries of these aircraft will occur during the remainder of 1998 and will continue through 2004. Payments for these aircraft will approximate $600 million during the remainder of 1998, $2.2 billion in 1999, $1.8 billion in 2000 and an aggregate of approximately $1.9 billion in 2001 through 2004. The exercise of these aircraft purchase rights will allow the Company to continue the retirement of its Boeing 727-200 and McDonnell Douglas DC-10 fleets, which the Company anticipates to be complete by 2004, as well as to provide for modest growth.

5.In March 1998, the Company exercised its option to sell seven MD-11 aircraft to Federal Express Corporation (FedEx), thereby committing to sell its entire MD-11 fleet to FedEx. Eight aircraft have been delivered as of June 30, 1998. The remaining 11 aircraft will be delivered to FedEx between 1999 and 2003.

6.As  of  January 1, 1998, the Company adopted Statement of Financial
  Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and changes in minimum pension liabilities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. During the second quarter of 1998 and 1997, total comprehensive income was approximately $331 million and $241 million, respectively. Total comprehensive income for the six months ended June 30, 1998 and 1997 was approximately $552 million and $314 million, respectively.

  Effective January 1, 1998, the Company adopted early the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," (SOP 98-5). SOP 98-5 requires costs of start-up
  activities and organization costs to be expensed as incurred.   The
  adoption of SOP 98-5 did not have a material impact on the Company's financial position or results of operations for the six months ended June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 1998 and 1997

American recorded net earnings for the six months ended June 30, 1998 of $552 million. This compares to net earnings of $314 million for the second quarter of 1997. American's operating income of $946 million increased 47.1 percent, or $303 million, compared to $643 million for the same period in 1997.

American's passenger revenues increased by 4.8 percent, or $336 million, primarily as a result of strong demand for air travel driven by continual economic growth in the U.S. and Europe and a healthy pricing environment. American's yield (the average amount one passenger pays to fly one mile) of 13.82 cents increased by 3.4 percent compared to the same period in 1997. Domestic yields increased 5.4 percent from the first six months of 1997. International yields decreased 1.1 percent, reflecting a 5.3 percent decrease in the Pacific and a 3.2 percent decrease in Latin America, partially offset by a 1.7 percent increase in Europe. The decrease in Pacific yields was primarily due to the weakness in Asian economies and increased industry capacity. The decrease in Latin America was due primarily to an increase in industry capacity in Central and South America and a decline in economic conditions, while the increase in European yields was partially attributable to the cancellation of American's New York Kennedy - Zurich, New York - Brussels and Miami - Frankfurt routes in 1997.

American's traffic or revenue passenger miles (RPMs) increased 1.3 percent to 53.3 billion miles for the six months ended June 30, 1998. American's capacity or available seat miles (ASMs) increased 0.5 percent to 76.7 billion miles in the first six months of 1998. American's domestic traffic increased 5.7 percent on capacity increases of 0.2 percent and international traffic grew 2.7 percent on capacity increases of 3.9 percent. The increase in international traffic was driven by a 3.9 percent increase in traffic to Latin America on capacity growth of 7.3 percent, a 5.6 percent increase in traffic to the Pacific on growth of 11.5 percent and a 0.6 percent increase in traffic on a capacity decrease of 1.1 percent in Europe.

American's yield and traffic were both negatively impacted in 1997 by the effects of the pilot contract negotiations throughout the first three months of 1997. During the first six months of 1998, American's yield and traffic were adversely impacted by the imposition of the transportation tax for the entire period compared to slightly less than four months during the same period in 1997.

American's other revenues increased $44 million, or 10.6 percent, primarily as a result of an increase in aircraft maintenance work performed by American for other airlines and increased administrative and employee travel service charges and service contracts.

American's operating expenses increased 1.0 percent, or $71 million. American's Jet Operations cost per ASM increased by 0.3 percent to
9.30  cents.  Wages, salaries and benefits increased 5.6 percent,  or
$143 million, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing. The increased headcount is due primarily to increased volumes of work at American's maintenance bases and increases associated with American's flight dependability initiatives. Aircraft fuel expense decreased 17.3 percent, or $166 million, due to a 18.6 percent decrease in American's average price per gallon, including taxes, partially offset by a 1.6 percent increase in American's fuel consumption. Commissions to agents decreased 3.3 percent, or $20 million, despite a 4.8 percent increase in passenger revenues, due to the continued benefit from the commission rate reduction initiated during September 1997. Maintenance, materials and repairs expense increased $43 million, or
12.4 percent, due primarily to higher volumes for both airframe and engine maintenance at American's maintenance bases as a result of the maturing of its fleet. Other operating expenses increased by $74 million, or 6.1 percent, primarily related to spending on the Company's Year 2000 compliance program and higher costs, such as credit card fees, resulting from higher passenger revenues.

Other Income (Expense) decreased 66.4 percent, or $79 million, primarily due to a $34 million increase in capitalized interest on aircraft purchase deposits and a decrease of $27 million in related party interest - net due primarily to a decline in the balance of American's intercompany balance with AMR.

AIRCRAFT COMMITMENTS

During 1998, the Company exercised its purchase rights to acquire 25 Boeing 737-800s and 23 Boeing 777-200IGWs. As of August 14, 1998, the Company had commitments to acquire the following aircraft: 100 Boeing 737-800s, 34 Boeing 777-200IGWs, 11 Boeing 757-200s and four Boeing 767-300ERs. Deliveries of these aircraft will occur during the remainder of 1998 and will continue through 2004. Payments for these aircraft will approximate $600 million during the remainder of 1998, $2.2 billion in 1999, $1.8 billion in 2000 and an aggregate of approximately $1.9 billion in 2001 through 2004. The exercise of these aircraft purchase rights will allow the Company to continue the retirement of its Boeing 727-200 and McDonnell Douglas DC-10 fleets, which the Company anticipates to be complete by 2004, as well as to provide for modest growth. While the Company expects to fund the majority of its capital expenditures from the Company's existing cash balance and internally generated cash, some new financing may be raised depending upon capital market conditions and the Company's evolving view of its long-term needs.

YEAR 2000 COMPLIANCE

The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications and
embedded  operating systems will function properly beyond 1999.   The
SABRE Group, which operates and maintains substantially all of the computer systems and applications utilized by the Company, has also implemented a Year 2000 compliance program. Substantially all of the Company's core systems are either completed or in the final testing phases of the Year 2000 project. The Company and The SABRE Group expect their Year 2000 projects to be substantially completed in the first quarter of 1999 and believe they have allocated adequate resources to meet this goal. However, there can be no assurance that the systems of other parties (e.g., Federal Aviation Administration, Department of Transportation, airport authorities, data providers) upon which the Company's businesses also rely will be Year 2000 compliant on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly operate or manage dates beyond
1999.   The  Company  is  currently  evaluating  responses  from  and addressing issues with significant vendors to determine the extent to which the Company's systems are vulnerable to those third parties which fail to remedy their own Year 2000 issues. The Company is developing contingency plans designed to enable it to continue operations in the event of certain third party failures, to the extent that such operations can be conducted safely.

    The Company expects to incur significant costs from The SABRE Group, internal staff costs and consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its system for the Year 2000. The Company's total estimated cost of the Year 2000 compliance program is approximately $125 million to $160 million, of which approximately $90 million was incurred as of June 30, 1998. The Company expects to incur most of the remaining expenses during the remainder of 1998. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of current information technology spending. Maintenance or modification costs associated with making existing computer systems Year 2000 compliant are expensed as incurred and are funded through cash from operations.

    The expected costs and completion dates for the Year 2000 project are forward-looking statements based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of resources, third party modification plans and other factors. Actual results could differ materially from these estimates as a result of factors such as the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes and similar uncertainties.

NEW EUROPEAN CURRENCY

In January 1999, certain European countries are scheduled to introduce a new currency unit called the "euro". The Company has implemented a project intended to ensure that software systems operated by the Company's businesses are designed to properly handle the euro. The SABRE Group, which operates and maintains substantially all of the software systems utilized by the Company, has also implemented a euro project. The Company and The SABRE Group expect their euro projects to be substantially completed by the fourth  quarter  of  1998  and believe they have  allocated  adequate
resources  to  meet  this  goal.   The  Company  estimates  that  the
introduction of the euro, including the total cost for the euro project, will not have a material effect on the Company's business, financial condition, or results of operations. Costs associated with the euro project will be expensed as incurred and will be funded through cash from operations. Statements related to the Company's euro project are forward-looking statements that are based on management's best estimates. Actual results could differ materially from these estimates.

DALLAS LOVE FIELD

In 1968, as part of an agreement between the cities of Fort Worth and Dallas to build and operate Dallas/Fort Worth Airport (DFW), a bond ordinance was enacted by both cities (the Bond Ordinance). The Bond Ordinance required both cities to direct all scheduled interstate passenger operations to DFW and was an integral part of the bonds issued for the construction and operation of DFW. In 1979, as part of a settlement to resolve litigation with Southwest Airlines, the cities agreed to expand the scope of operations allowed under the Bond Ordinance at Dallas' Love Field. This settlement was codified by Congress and became known as the Wright Amendment. The Wright Amendment limited interstate operations at Love Field to the four states contiguous to Texas (New Mexico, Oklahoma, Arkansas and Louisiana) and prohibited through ticketing to any destination outside that perimeter. In 1997, without the consent of either city, Congress amended the Wright Amendment by (i) adding three states (Kansas, Mississippi and Alabama) to the perimeter and (ii) removing all federal restrictions on large aircraft configured with 56 seats or less (the 1997 Amendment). In October 1997, the City of Fort Worth filed suit in state district court against the City of Dallas and others seeking to enforce the Bond Ordinance. Fort Worth contends that the 1997 Amendment does not preclude the City of Dallas from exercising its proprietary rights to restrict traffic at Love Field in a manner consistent with the Bond Ordinance and, moreover, that it has an obligation to do so. American has joined in this litigation. Thereafter, Dallas filed a separate declaratory judgment action in federal district court seeking to have the court declare that, as a matter of law, the 1997 Amendment precludes Dallas from exercising any restrictions on operations at Love Field. Further, in May 1998, Continental Airlines and Continental Express filed a lawsuit in federal court seeking a judicial declaration that the Bond Ordinance cannot be enforced to prevent them from operating flights from Love Field to Cleveland using regional jets. As a result of the foregoing, the future of interstate flight operations at Love Field and American's DFW hub is uncertain. To the extent that operations at Love Field to new interstate destinations increase, American may be compelled for competitive reasons to divert resources from DFW to Love Field. A substantial diversion of resources could adversely impact American's business.

      Recently, American announced its intent to initiate limited intrastate service to Austin from Love Field and has commenced implementation of a business plan to start such service on August 31, 1998.

OTHER INFORMATION

Several items of legislation have been introduced in Congress that would, if enacted; (i) authorize the withdrawal of slots from major carriers -- including American -- at key airports for redistribution to new entrants and smaller carriers and/or (ii) provide financial assistance, in the form of guarantees and/or subsidized loans, to smaller carriers for aircraft purchases. In addition, the Department of Justice is investigating competition at major hub airports, and in April 1998, the Department of Transportation (DOT) issued proposed pricing and capacity rules that would severely limit major carriers' ability to compete with new entrant carriers. The outcomes of the proposed legislation, the investigations and the proposed DOT guidelines are unknown. However, to the extent that (i) slots are taken from American at key airports, (ii) restrictions are imposed upon American's ability to respond to a competitor, or (iii) competitors have a financial advantage in the purchase of aircraft because of federal assistance, American's business may be adversely impacted.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings.

    The Company is currently evaluating the impact of SFAS 133; however, based on current market conditions, SFAS 133 is not expected to have a material impact on the Companys financial condition or results of operations.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this report, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: risks related to the Company's Year 2000 and Euro currency compliance programs and government regulations, including restrictions on competitive practices (e.g., new regulations which would curtail an airlines ability to respond to a competitor). Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, included but not limited to the Form 10-K for the year ended December 31, 1997.

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

      Gutterman et al. v. American Airlines, Inc. is also pending in the Circuit Court of Cook County, Illinois, arising from an announced increase in AAdvantage mileage credits required for free travel. In December 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995, giving rise to the Gutterman litigation filed on that same date. The Gutterman plaintiffs claim that the announced increase in award mileage level violated the terms and conditions of the agreement between American and AAdvantage members. On June 23, 1998, the Court certified the case as a class action although to date no notice has been sent to the class. The class consists of all members who earned miles between January 1, 1992 (the date the change was announced) and February 1, 1995 (the date the change was made). On July 13, 1998, the Court denied American's motion for summary judgment as to the claims brought by plaintiff Steven Gutterman. On July 30, 1998, the plaintiffs filed a motion for summary judgment as to liability. American is vigorously defending the lawsuit.

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


                               AMERICAN AIRLINES, INC.




Date:  August 14, 1998         BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior  Vice President - Finance  and
                               Chief Financial Officer