Form 10-Q
period 1998-09-30
AMERICAN AIRLINES INC
filed 1998-11-16
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1998.


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


Common Stock, $1 par value - 1,000 shares as of November 6, 1998

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and nine months ended September 30, 1998 and 1997

  Condensed Consolidated Balance Sheets -- September 30, 1998 and December 31, 1997

  Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 1998 and 1997

  Notes  to  Condensed Consolidated Financial Statements -- September
  30, 1998


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

                            Three Months Ended    Nine Months Ended
                              September 30,         September 30,
                             1998       1997       1998       1997
Revenues
  Passenger                 $3,871     $3,713     $11,238    $10,744
  Cargo                        157        167         485        501
  Other                        244        227         702        641
Total operating revernues    4,272      4,107      12,425     11,886


Expenses
  Wages, salaries and
   benefits                  1,376      1,314       4,070      3,865
  Aircraft fuel                387        452       1,180      1,411
  Commissions to agents        292        314         882        924
  Depreciation and
   amortization                239        237         708        716
  Maintenance, materials
   and repairs                 216        193         606        540
  Other rentals and
   landing fees                206        202         596        592
  Food service                 183        175         520        506
  Aircraft rentals             133        133         399        398
  Other operating expenses     682        618       1,960      1,822
Total operating expenses     3,714      3,638      10,921     10,774
Operating Income               558        469       1,504      1,112

Other Income (Expense)
  Interest income               29         35          81         69
  Interest expense            (50)        (50)       (147)      (153)
  Interest capitalized          27          4          66          9
  Related party interest-net    (1)       (20)        (18)       (64)
  Miscellaneous - net            1         (4)        (16)       (15)
                                 6        (35)        (34)      (154)

Earnings Before Income Taxes   564        434       1,470        958
Income tax provision           218        168         572        378
Net Earnings                $  346     $  266       $ 898      $ 580

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                          September 30,     December 31,
                                               1998           1997
                                                            (Note 1)
Assets

Current Assets
  Cash                                      $     66       $    47
  Short-term investments                       1,679         1,762
  Receivables, net                             1,359         1,057
  Receivable from affiliates                     465             -
  Inventories, net                               531           555
  Deferred income taxes                          358           360
  Other current assets                           170           201
    Total current assets                       4,628         3,982

Equipment and Property
  Flight equipment, net                        7,744         7,790
  Other equipment and property, net            1,251         1,232
  Purchase deposits for flight equipment       1,330           695
                                              10,325         9,717

Equipment  and Property Under Capital Leases
  Flight equipment, net                        1,631         1,652
  Other equipment and property, net               94            92
                                               1,725         1,744

Route acquisition costs, net                     923           945
Other assets, net                              1,397         1,365
                                            $ 18,998      $ 17,753

Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                          $  1,079      $    855
  Payable to affiliates                            -           595
  Accrued liabilities                          1,897         1,720
  Air traffic liability                        2,268         2,044
  Current maturities of long-term debt            22            21
  Current obligations under capital leases       116           112
    Total current liabilities                  5,382         5,347

Long-term debt, less current maturities          909           937
Obligations  under  capital  leases,
  less current obligations                     1,362         1,382
Deferred income taxes                          1,225           999
Other liabilities, deferred gains,
 deferred credits and
 postretirement benefits                       3,871         3,734

Stockholder's Equity
  Common stock                                     -             -
  Additional paid-in capital                   1,732         1,732
  Retained earnings                            4,517         3,622
                                               6,249         5,354
                                            $ 18,998      $ 17,753

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                Nine Months Ended
                                                  September 30,
                                              1998          1997
Net Cash Provided by Operating Activities     $ 2,231      $ 1,917

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment               (1,393)        (410)
  Net decrease (increase) in short-term
   investments                                     83       (1,009)
  Proceeds from sale of equipment
   and property                                   178          173
Net cash used for investing activities         (1,132)      (1,246)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                             (128)        (139)
  Sale-leaseback transactions                     108            -
  Funds transferred to affiliates, net         (1,060)        (556)
Net cash used for financing activities         (1,080)        (695)

Net increase (decrease) in cash                   19           (24)
Cash at beginning of period                       47            37

Cash at end of period                         $   66       $    13

Cash Payments For:
  Interest                                    $  128       $   239
  Income taxes                                   161           226

Financing Activities Not Affecting Cash:
  Capital lease obligations incurred          $  108        $    -

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

2.Accumulated   depreciation  of  owned  equipment  and  property   at
  September 30, 1998 and December 31, 1997, was $6.2 billion and $5.7 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 1998 and December 31, 1997, was $1.0 billion and $965 million, respectively.

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

4.During 1998, the Company exercised its purchase  rights  to acquire 25 Boeing 737-800s and 23 Boeing 777-200IGWs. As of November 16, 1998, the Company had commitments to acquire the following aircraft: 100 Boeing 737-800s, 34 Boeing 777-200IGWs, seven Boeing 757-200s and four Boeing 767-300ERs. Deliveries of these aircraft will occur during the remainder of 1998 and will continue through 2004. Payments for these aircraft will approximate $150 million during the remainder of 1998, $2.2 billion in 1999, $1.7 billion in 2000 and an aggregate of approximately $1.8 billion in 2001 through 2004. The exercise of these aircraft purchase rights will allow the Company to continue the retirement of its Boeing 727-200 and McDonnell Douglas DC-10 fleets, which the Company anticipates to be complete by 2004, as well as to provide for modest growth.

5.In March 1998, the Company exercised its option to sell seven MD-11 aircraft to Federal Express Corporation (FedEx), thereby committing to sell its entire MD-11 fleet to FedEx. Eight aircraft have been delivered as of September 30, 1998. The remaining 11 aircraft will be delivered to FedEx between 1999 and 2003.

6.As  of  January 1, 1998, the Company adopted Statement of Financial
  Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of SFAS 130 had no impact on the Company's net income or stockholder's equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and changes in minimum pension liabilities, which prior to adoption were reported separately in stockholder's equity, to be included in other comprehensive income. During the third quarter of 1998 and 1997, total comprehensive income was approximately $348 million and $267 million, respectively. Total comprehensive income for the nine months ended September 30, 1998 and 1997 was approximately $900 million and $582 million, respectively.

  Effective January 1, 1998, the Company adopted the provisions of Statement of Position No. 98-5, "Reporting on the Costs of Start-Up Activities," (SOP 98-5). SOP 98-5 requires costs of start-up activities to be expensed as incurred. The adoption of SOP 98-5 did not have a material impact on the Company's financial position or results of operations for the three or nine months ended September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 1998 and 1997

American recorded net earnings for the nine months ended September 30, 1998 of $898 million. This compares to net earnings of $580 million for the third quarter of 1997. American's operating income of $1.5 billion increased 35.3 percent, or $392 million, compared to $1.1 billion for the same period in 1997.

American's passenger revenues increased by 4.6 percent, or $494 million, primarily as a result of strong demand for air travel driven by continued economic growth in the U.S. and Europe and a healthy pricing environment. American's yield (the average amount one passenger pays to fly one mile) of 13.63 cents increased by 2.9 percent compared to the same period in 1997. Domestic yields increased 5.6 percent from the first nine months of 1997. International yields decreased 2.8 percent, reflecting an 8.2 percent decrease in the Pacific and a 4.4 percent decrease in Latin America. The decrease in Pacific yields was primarily due to the weakness in Asian economies and increased industry capacity while the decrease in Latin America was due primarily to an increase in industry capacity in Central and South America and a decline in economic conditions.

American's traffic or revenue passenger miles (RPMs) increased 1.6 percent to 82.4 billion miles for the nine months ended September 30, 1998. American's capacity or available seat miles (ASMs) increased
0.7 percent to 116.5 billion miles in the first nine months of 1998. American's domestic traffic increased 0.4 percent on a capacity decrease of 1.6 percent and international traffic grew 4.6 percent on capacity increases of 6.1 percent. The increase in international traffic was driven by a 16.4 percent increase in traffic to the Pacific on capacity growth of 23.1 percent, a 6.1 percent increase in traffic to Latin America on growth of 8.6 percent and a 1.2 percent increase in traffic on capacity growth of 0.4 percent in Europe.

American's yield and traffic were both negatively impacted in 1997 by the effects of the pilot contract negotiations throughout the first three months of 1997. During the first nine months of 1998,
American's  yield  and  traffic  were  adversely  impacted   by   the
imposition of the transportation tax for the entire period compared to slightly less than seven months during the same period in 1997.

American's other revenues increased $61 million, or 9.5 percent, primarily as a result of an increase in aircraft maintenance work performed by American for other airlines and increased administrative and employee travel service charges and service contracts.

American's operating expenses increased 1.4 percent, or $147 million. American's Jet Operations cost per ASM increased by 0.4 percent to
9.27  cents.  Wages, salaries and benefits increased 5.3 percent,  or
$205 million, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing. The increased headcount is due primarily to increased volumes of work at American's maintenance bases and increases associated with American's flight dependability initiatives. Aircraft fuel expense decreased 16.4 percent, or $231 million, due to a 17.9 percent decrease in American's average price per gallon, including taxes, partially offset by a 1.8 percent increase in American's fuel consumption. Commissions to agents decreased 4.5 percent, or $42 million, despite a 4.6 percent increase in passenger revenues, due to the continued benefit from the commission rate reduction initiated during September 1997. Maintenance, materials and repairs expense increased $66 million, or
12.2 percent, due primarily to higher airframe and engine maintenance at American's maintenance bases as a result of the maturing of its fleet. Other operating expenses increased by $138 million, or 7.6 percent, primarily related to spending on the Company's Year 2000 compliance program and higher costs, such as credit card fees, resulting from higher passenger revenues.

Other Income (Expense) decreased 77.9 percent, or $120 million, primarily due to a $57 million increase in capitalized interest on aircraft purchase deposits and a decrease of $46 million in related party interest - net due primarily to a decline in the balance of American's intercompany balance with its parent company, AMR Corporation (AMR).

AIRCRAFT COMMITMENTS

During 1998, the Company exercised its purchase rights to acquire 25 Boeing 737-800s and 23 Boeing 777-200IGWs. As of November 16, 1998, the Company had commitments to acquire the following aircraft: 100 Boeing 737-800s, 34 Boeing 777-200IGWs, seven Boeing 757-200s and four Boeing 767-300ERs. Deliveries of these aircraft will occur during the remainder of 1998 and will continue through 2004. Payments for these aircraft will approximate $150 million during the remainder of 1998, $2.2 billion in 1999, $1.7 billion in 2000 and an aggregate of approximately $1.8 billion in 2001 through 2004. The exercise of these aircraft purchase rights will allow the Company to continue the retirement of its Boeing 727-200 and McDonnell Douglas DC-10 fleets, which the Company anticipates to be complete by 2004, as well as to provide for modest growth. While the Company expects to fund the majority of these capital expenditures from the Company's existing cash balance and internally generated cash, some new financing may be raised depending upon capital market conditions and the Company's evolving view of its long-term needs.

YEAR 2000 COMPLIANCE

The Company has implemented a Year 2000 compliance program designed to ensure that the Company's computer systems and applications and embedded operating systems will function properly beyond 1999. The SABRE Group, a majority owned subsidiary of AMR, which operates and maintains substantially all of the computer systems and applications utilized by the Company, has also implemented a Year 2000 compliance program. Substantially all of the Company's core systems are either completed or in the final testing phases of the Year 2000 project. The Company and The SABRE Group expect their Year 2000 projects to be substantially completed in the first quarter of 1999 and believe they have allocated adequate resources to meet this goal. However, there can be no assurance that the systems of other parties (e.g., Federal Aviation Administration, Department of Transportation, airport authorities, data providers) upon which the Company's businesses also rely will be Year 2000 compliant on a timely basis. The Company's business, financial condition, or results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly operate or manage dates beyond 1999. The Company is currently evaluating responses from and addressing issues with significant vendors to determine the extent to which the Company's systems are vulnerable to those third parties which fail to remedy their own Year 2000 issues. The Company is developing contingency plans designed to enable it to continue operations, even in the event of certain third party failures, to the extent that such operations can be conducted safely.

    The Company expects to incur significant costs from The SABRE Group, internal staff costs and consulting and other expenses related to infrastructure and facilities enhancements necessary to prepare its system for the Year 2000. The Company's total estimated cost of the Year 2000 compliance program is approximately $125 million to $160 million, of which approximately $101 million was incurred as of September 30, 1998. The Company expects to have incurred most of the expenses related to its Year 2000 compliance program by the end of 1998. A significant portion of these costs are not likely to be incremental costs to the Company, but rather will represent the redeployment of current information technology spending. Maintenance or modification costs associated with making existing computer systems Year 2000 compliant are expensed as incurred and are funded through cash from operations.

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

DALLAS LOVE FIELD

In 1968, as part of an agreement between the cities of Fort Worth and Dallas to build and operate Dallas/Fort Worth Airport (DFW), a bond ordinance was enacted by both cities (the Bond Ordinance). The Bond Ordinance required both cities to direct all scheduled interstate passenger operations to DFW and was an integral part of the bonds issued for the construction and operation of DFW. In 1979, as part of a settlement to resolve litigation with Southwest Airlines, the cities agreed to expand the scope of operations allowed under the Bond Ordinance at Dallas' Love Field. Congress enacted the Wright
Amendment to prevent the federal government from acting inconsistent with this agreement. The Wright Amendment limited interstate operations at Love Field to the four states contiguous to Texas (New Mexico, Oklahoma, Arkansas and Louisiana) and prohibited through ticketing to any destination outside that perimeter. In 1997, without the consent of either city, Congress amended the Wright Amendment by
(i) adding three states (Kansas, Mississippi and Alabama) to the perimeter and (ii) removing some federal restrictions on large aircraft configured with 56 seats or less (the 1997 Amendment). In October 1997, the City of Fort Worth filed suit in state district court against the City of Dallas and others seeking to enforce the Bond Ordinance. Fort Worth contends that the 1997 Amendment does not preclude the City of Dallas from exercising its proprietary rights to restrict traffic at Love Field in a manner consistent with the Bond Ordinance and, moreover, that Dallas has an obligation to do so. American has joined in this litigation. In the same lawsuit, DFW filed claims alleging that irrespective of whether the Bond Ordinance is enforceable, the DFW Use Agreement prohibits American and other DFW signatory airlines from moving any interstate operations to Love Field. Thereafter, Dallas filed a separate declaratory judgment action in federal district court seeking to have the court declare that, as a matter of law, the 1997 Amendment precludes Dallas from exercising any restrictions on operations at Love Field. Further, in May 1998, Continental Airlines and Continental Express filed a lawsuit in federal court seeking a judicial declaration that the Bond Ordinance cannot be enforced to prevent them from operating flights from Love Field to Cleveland using regional jets. In August 1998, the Department of Transportation (DOT) initiated its own proceeding intending to address federal law questions concerning the Bond Ordinance, local proprietary powers, DFW's Use Agreement with DFW carriers such as American, and the Wright and 1997 Amendments.

      As a result of the foregoing, the future of interstate flight operations at Love Field and American's DFW hub are uncertain. An increase in operations at Love Field to new interstate destinations could adversely impact American's business.

     Recently, American initiated limited intrastate service to Austin from Love Field.

OTHER INFORMATION

During the fourth quarter of 1998, the Company announced that it will reduce its planned growth for 1999 by retiring an additional eight McDonnell Douglas DC-10-10 and two additional Boeing 727-200 aircraft earlier than anticipated, for a total of 16 jet aircraft to be retired in 1999. The 10 incremental aircraft retirements will save the Company approximately $40 million during the next three years in aircraft maintenance and modification costs.

Several items of legislation have been introduced in Congress that would, if enacted; (i) authorize the withdrawal of slots from major carriers -- including American -- at key airports for redistribution to new entrants and smaller carriers and/or (ii) provide financial assistance, in the form of guarantees and/or subsidized loans, to smaller carriers for aircraft purchases. In addition, the Department of Justice is investigating the competitive practices of major carriers at major hub airports, including American's practices at DFW. Also, in April 1998, DOT issued proposed pricing and capacity rules that would severely limit major carriers' ability to compete with new entrant carriers. The outcomes of the proposed legislation, the investigations and the proposed DOT rules are unknown. However, to the extent that (i) slots are taken from American at key airports,
(ii) restrictions are imposed upon American's ability to respond to a competitor, or (iii) competitors have a financial advantage in the purchase of aircraft because of federal assistance, American's business may be adversely impacted.

NEW ACCOUNTING PRONOUNCEMENTS

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", effective for fiscal years beginning after December 15, 1998. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial position or results of operations.

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS
133), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is currently evaluating the impact of SFAS 133; however, based on current market conditions, SFAS 133 is not expected to have a material impact on the Company's financial condition or results of operations.

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

A federal grand jury in Miami is investigating whether American handled hazardous materials and processed courier shipments, cargo and excess baggage in accordance with applicable laws and regulations. In connection with this investigation, federal agents executed a search warrant at American's Miami facilities on October 22, 1997. In addition, American has been served with two subpoenas calling for the production of documents relating to the handling of courier shipments, cargo, excess baggage and hazardous materials. American has produced documents responsive to the subpoenas and intends to cooperate fully with the government's investigation.

    On August 7, 1998, a purported class action was filed against American Airlines in state court in Travis County, Texas (Boon Ins. Agency v. American Airlines, Inc., et al.) claiming that the $75 reissuance fee for changes to non-refundable tickets is an unenforceable liquidated damages clause and seeking a refund of the fee on behalf of all passengers who paid it, as well as interest and attorneys' fees. On September 23, 1998, Continental, Delta and America West were added as defendants to the lawsuit. To date, no discovery has been taken and no class has been certified. American intends to vigorously defend this lawsuit.

                                PART II


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

27   Financial Data Schedule


The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  November 16, 1998       BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior  Vice  President - Finance  and
                               Planning and Chief Financial Officer