Form 10-K405
period 1998-12-31
AMERICAN AIRLINES INC
filed 1999-03-19
CIK 4515

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For fiscal year ended December 31, 1998.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-2691.

                            AMERICAN AIRLINES, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                    13-1502798
--------------------------------           -----------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

         4333 Amon Carter Blvd.
            Fort Worth, Texas                               76155
----------------------------------------        ------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code            (817) 963-1234
                                                           -------------------
Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                     Name of exchange on which registered
  -------------------                     ------------------------------------
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
                                           X
                                          ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

American Airlines, Inc. is a wholly-owned subsidiary of AMR Corporation, and there is no market for the registrant's common stock. As of March 12, 1999, 1,000 shares of the registrant's common stock were outstanding.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions I(1)(a) and
(b) of Form 10-K.

===============================================================================

                                     PART I
-------------------------------------------------------------------------------

ITEM 1.       BUSINESS

American Airlines, Inc. (American or the Company), the principal subsidiary of AMR Corporation (AMR), was founded in 1934.

     On July 2, 1996, AMR completed the reorganization of its information technology businesses known as The Sabre Group into a separate, wholly-owned subsidiary of AMR known as The Sabre Group Holdings, Inc. (the Reorganization). Prior to the Reorganization, most of The Sabre Group's business units were divisions of American. As part of the Reorganization, all of the businesses of The Sabre Group, including American's Sabre Travel Information Network, Sabre Computer Services, Sabre Development Services, and Sabre Interactive divisions (collectively, the Information Services Group), and certain buildings, equipment, and American's leasehold interest in certain other buildings used by The Sabre Group were combined in subsidiaries of American, which were then dividended to AMR. Following the Reorganization, American operates in only one business segment.

     American is one of the largest scheduled passenger airlines in the world. At the end of 1998, American provided scheduled jet service to more than 180 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system.

COMPETITION

Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates four hubs: Dallas/Fort Worth (DFW), Chicago O'Hare, Miami and San Juan, Puerto Rico. Delta Air Lines and United Airlines also have hub operations at Dallas/Fort Worth and Chicago O'Hare, respectively.

     The American Eagle carriers, owned by AMR Eagle Holding Corporation, an AMR subsidiary, increase the number of markets American serves by providing connections at American's hubs and certain other major airports. The American Eagle carriers serve smaller markets through Boston, Dallas/Fort Worth, Chicago, Miami, San Juan, Los Angeles and New York John F. Kennedy International Airport. American's competitors also own or have marketing agreements with regional carriers which provide service at their major hubs.

     In addition to its extensive domestic service, American provides international service to the Caribbean, Canada, Latin America, Europe and the Pacific. American's operating revenues from foreign operations were approximately $5.1 billion in 1998 and 1997 and $4.7 billion in 1996. Additional information about the Company's foreign operations is included in
Note 11 to the consolidated financial statements.

     Service over almost all of American's routes is highly competitive. Currently, any carrier deemed fit by the U.S. Department of Transportation
(DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its non-stop routes, American competes with at least one, and sometimes more than one, major domestic airline including: America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, Trans World Airlines, United Airlines and US Airways. Competition is even greater between cities that require a connection, where as many as nine airlines may compete via their respective hubs. American also competes with national, regional, all-cargo, and charter carriers and, particularly on shorter segments, ground transportation.

     On all of its routes, pricing decisions are affected by competition from other airlines, some of which have cost structures significantly lower than American's and can therefore operate profitably at lower fare levels. As of December 31, 1998, approximately 48 percent of American's bookings were impacted by competition from low-cost carriers. American and its principal competitors use revenue management systems that permit them to vary the number of discount seats offered on each flight in an effort to maximize revenues, yet still be price competitive with low-cost carriers.

     In April 1998, American and US Airways announced the creation of a broad marketing alliance between the two carriers. During 1998, the two carriers introduced reciprocal benefits to members of both carriers' frequent flyer programs and access to the carriers' domestic and international airport lounge facilities. In December 1998, American acquired Reno Air, Inc. (Reno Air). The Company anticipates that the acquisition of Reno Air will enhance American's overall network and strengthen American's presence in the western United States. Also in December 1998, American and Alaska Airlines announced the creation of a broad marketing alliance between the two carriers. The two carriers intend to introduce reciprocal benefits to members of both carriers' frequent flyer programs in April 1999 and initiate code-sharing by Alaska on American-operated services to and from the West Coast later in 1999.

     Competition in many international markets is subject to extensive government regulation. In these markets, American competes with foreign investor-owned carriers, state-owned carriers and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. American's operating authority in these markets is subject to aviation agreements between the U.S. and the respective countries, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of such route authorities, or otherwise adversely affect American's international operations. Bilateral agreements between the U.S. and various foreign countries served by American are subject to frequent renegotiation. In addition, at most foreign airports, a carrier needs slots (landing and take-off authorizations) before the carrier can introduce new service or increase existing service. The availability of such slots is not assured and can therefore inhibit a carrier's efforts to compete in certain markets.

     The major U.S. carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, foreign governments, which own and subsidize some of American's foreign competitors, limit U.S. carriers' rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other's markets, various U.S. and foreign carriers -- including American -- have established marketing relationships with other airlines. American currently has code-sharing programs with Aero California, Air Liberte, Air Pacific, Asiana Airlines, British Midland, Canadian Airlines, China Airlines, China Eastern Airlines, Finnair, Grupo TACA, Gulf Air, Hawaiian Airlines, Iberia, Japan Airlines, LOT Polish Airlines, Qantas Airways, Singapore Airlines, South African Airways and the TAM Group. Certain of these relationships also include reciprocity between American and the other airlines' frequent flyer programs. In addition, the Company expects to implement alliances with other international carriers, including Aeropostal, Avianca, Aerolineas Argentinas and LanChile, pending regulatory approval. In the coming years, the Company expects to develop these code-sharing programs further and to evaluate new alliances with other international carriers.

     In September 1998, American, British Airways, Canadian Airlines, Cathay Pacific Airways and Qantas Airways announced the formation of the global alliance oneworldTM. The oneworld alliance links the networks of the five carriers to enhance service and connections to the destinations served by the oneworld carriers, including linking the five carriers' frequent flyer programs and access to the carriers' airport lounge facilities. oneworld announced the addition of Finnair and Iberia to the alliance in December 1998 and February 1999, respectively.

     In June 1996, American and British Airways announced plans to create a worldwide alliance. Among other things, the alliance contemplated extensive code-sharing across both carriers' networks, the combining of passenger and cargo services on flights between the United States and Europe, and the sharing of the resulting profits on these services. Regulatory approval of the alliance has not been obtained. In the interim, however, the carriers' have introduced a limited reciprocal frequent flyer program and have joined with other carriers in the formation of the oneworld alliance.

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

REGULATION

GENERAL The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, the DOT and the Federal Aviation Administration (FAA) still exercise certain regulatory authority over air carriers. The DOT maintains jurisdiction over the approval of international codeshare agreements, international route authorities and certain consumer protection matters, such as advertising, denied boarding compensation, baggage liability and computer reservations systems.

       The FAA regulates flying operations generally, including establishing personnel, aircraft and security standards. As part of that oversight, the FAA has implemented a number of requirements that American is incorporating into its maintenance program. These matters relate to, among other things, inspection and maintenance of aging aircraft, corrosion control, the installation of upgraded digital flight data recorders, enhanced ground proximity warning systems and cargo compartment smoke detection and fire suppression systems. Based on its current implementation schedule, American expects to be in compliance with the applicable requirements within the required time periods.

       The U.S. Department of Justice has jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements. To the extent American continues to increase its alliances with international carriers, American may be subject to certain regulations of foreign agencies.

       Legislation has been introduced in Congress that would, if enacted, provide financial assistance, in the form of guarantees and/or subsidized loans, to smaller carriers for aircraft purchases. In addition, the Department of Justice is investigating the competitive practices of major carriers at major hub airports, including American's practices at DFW. Also, in April 1998, the DOT issued proposed pricing and capacity rules that would severely limit major carriers' ability to compete with new entrant carriers. The outcomes of the proposed legislation, the investigations and the proposed DOT rules are unknown. However, to the extent that (i) restrictions are imposed upon American's ability to respond to a competitor, or (ii) competitors have a financial advantage in the purchase of aircraft because of federal assistance, American's business may be adversely impacted.

AIRLINE FARES Airlines are permitted to establish their own domestic fares without governmental regulation, and the industry is characterized by substantial price competition. Legislation (sometimes referred to as the "Passengers' Bill of Rights") has been introduced in Congress, however, that would, if enacted, (i) place various limitations on airline fares and/or (ii) affect operating practices such as baggage handling and overbooking. To the extent legislation is enacted that would inhibit American's flexibility with respect to fares, its revenue management system or other aspects of its customer service operations, American's financial results could be adversely affected. The DOT maintains authority over international fares, rates and charges. International fares and rates are also subject to the jurisdiction of the governments of the foreign countries which American serves. While air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, overrides and discounts to travel agents, brokers and wholesalers characterize many international markets.

       Fare discounting by competitors has historically had a negative effect on American's financial results because American is generally required to match competitors' fares to maintain passenger traffic. During recent years, a number of new low-cost airlines have entered the domestic market and several major airlines, including American, implemented efforts to lower their cost structures. Further fare reductions, domestic and international, may occur in the future. If fare reductions are not offset by increases in passenger traffic, cost reductions or changes in the mix of traffic that improves yields, American's operating results will be negatively impacted.

AIRPORT ACCESS In 1968, the FAA issued a rule designating New York John F. Kennedy, New York LaGuardia, Washington Reagan, Chicago O'Hare and Newark airports as high density traffic airports. Newark was subsequently removed from the high density airport classification. The rule limits the number of Instrument Flight Rule (IFR) operations -take-off and landings - permitted per hour and requires that a slot support each operation. Recently, the DOT proposed the elimination of slots at New York John F. Kennedy, New York LaGuardia and Chicago O'Hare airports. At this time, the probability of such a proposal becoming effective is unknown and with it, its effect on American. Currently, the FAA permits the purchasing, selling (except those designated for international or essential air service), leasing, transferring and trading of these slots by airlines and others, subject to certain restrictions. Most foreign airports, including London Heathrow, a major European destination for American, also have slot allocations. Most foreign authorities do not permit the purchasing, selling or leasing of slots.

       Although American is constrained by slots, it currently has sufficient slot authorizations to operate its existing flights and has generally been able to obtain slots to expand its operations and change its schedules. However, there is no assurance that American will be able to obtain slots for these purposes in the future because, among other factors, slot allocations are subject to changes in government policies.

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

       For purposes of noise standards, jet aircraft are rated by categories or "stages." The ANCA requires the phase-out by December 31, 1999, of Stage II aircraft operations, subject to certain exceptions. Under final regulations issued by the FAA in 1991, air carriers are required to reduce, by modification or retirement, the number of Stage II aircraft in their fleets 75 percent by December 31, 1998 and 100 percent by December 31, 1999. Alternatively, a carrier may satisfy the regulations by operating a fleet that is at least 75 percent and 100 percent Stage III by the dates set forth in the preceding sentence, respectively. At December 31, 1998, approximately 89 percent of American's active fleet was Stage III, the quietest and most fuel efficient rating category. American expects to achieve Stage III compliance requirements by the end of 1999 by retiring or modifying its Boeing 727-200 aircraft not currently Stage III compliant.

       The ANCA recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of nighttime curfews. The ANCA generally requires FAA approval of local noise restrictions on Stage III aircraft first effective after October 1990, and establishes a regulatory notice and review process for local restrictions on Stage II aircraft first proposed after October 1990. While American has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, American's operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

       American has been identified by the EPA as a potentially responsible party (PRP) at the Operating Industries, Inc. Superfund Site in California. American has signed a partial consent decree with respect to this site and is one of several PRPs named. American's alleged waste disposal volumes are minor compared to the other PRPs. American has also been identified as a PRP at the Beede Waste Oil Superfund Site in New Hampshire. American has responded to a 104(e) Request for Information regarding interaction with several companies related to this Site. In 1998, the EPA named American a de minimis PRP at the Casmalia Waste Disposal Site in

California. American, along with other tenants at the Luis Munoz Marin International Airport in San Juan, Puerto Rico has been named as a PRP for environmental claims at the airport.

       American, along with most other tenants at the San Francisco International Airport (SFIA), has been ordered by the California Regional Water Quality Control Board to engage in various studies of potential environmental contamination at the airport and to undertake remedial measures, if necessary. SFIA is also seeking to recover its past costs related to the contamination from the tenants.

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

LABOR

The airline business is labor intensive. Wages, salaries and benefits represented approximately 38 percent of American's consolidated operating expenses for the year ended December 31, 1998.

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

       In 1995, American reached agreements with the members of the Association of Professional Flight Attendants (APFA) and the Transport Workers Union (TWU) on their labor contracts. American's collective bargaining agreement with the APFA became amendable on November 1, 1998 and the collective bargaining agreement with the TWU becomes amendable on March 1, 2001. American exchanged proposals and commenced negotiations with the APFA on September 2, 1998. Direct negotiations continue. American's current collective bargaining agreement with the Allied Pilots Association (APA) was ratified by the APA membership on May 5, 1997. That contract becomes amendable August 31, 2001.

       In early February 1999, some members of the APA engaged in certain activities (increased sick time and declining to fly additional trips) that resulted in numerous cancellations across American's system. These actions were taken in response to the acquisition of Reno Air in December 1998. On February 10, 1999, American obtained a temporary restraining order prohibiting the union from unilaterally taking actions outside the terms allowed under the collective bargaining agreement. Because of certain actions by the APA and its leaders, American filed a motion to have the APA and its leaders held in contempt of the court's temporary restraining order. The court granted that motion on February 13, 1999, and the airline's operations thereafter returned to normal. In an attempt to resolve the dispute, the Company and the APA have agreed to non-binding mediation.

       The Communications Workers of America (CWA) filed a petition with the NMB on October 8, 1998, seeking to represent American's passenger service employees, who currently are not unionized. The mail ballots in the election conducted by the NMB were counted on December 15, 1998. Forty-one percent of the employees voted to unionize, short of the 50 percent plus one needed for unionization to occur. The CWA has challenged the results, claiming that certain of American's actions during the campaign interfered with the employees' ability to make a free choice. The CWA has asked that a new election be held. Both sides have submitted papers in support of their respective positions to the NMB and are awaiting further action by that agency.

FUEL

American's operations are significantly affected by the availability and price of jet fuel. American's fuel costs and consumption for the years 1996 through 1998 were:

                                                                                             Average
                                                                                            Price Per
                                                                         Average             Gallon,              Percent of
                            Gallons                                     Price Per           Excluding             American's
                            Consumed              Total Cost              Gallon             Fuel Tax              Operating
        Year             (in millions)           (in millions)          (in cents)          (in cents)             Expenses
 ---------------      -----------------      ------------------      ----------------      -------------        ---------------

        1996                 2,734                 1,866                   68.2                  63.3                 13.5
        1997                 2,773                 1,860                   67.1                  62.1                 12.9
        1998                 2,826                 1,551                   54.9                  50.1                 10.7

       The impact of fuel price changes on the Company and its competitors is dependent upon various factors, including hedging strategies. The benefit of lower fuel prices may be offset by increased fare competition and lower revenues for all air carriers. However, due to the competitive nature of the airline industry, in the event of any increase in the price of jet fuel, there can be no assurance that American would be able to pass on increased fuel prices to its customers by increasing fares.

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

       Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or participating airlines, or for other travel industry awards. Once a member accrues sufficient mileage for an award, the member may request an award certificate from American. Award certificates may be redeemed up to one year after issuance. Most travel awards are subject to blackout dates and capacity controlled seating. Most miles earned after July 1989 must be redeemed within three years or they expire.

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

       At December 31, 1998 and 1997, American estimated that approximately 4.9 million and 4.8 million free travel awards, respectively, were expected to be redeemed for free travel. In making this estimate of free travel awards, American has excluded mileage in inactive accounts, mileage related to accounts that has not yet reached the lowest level of free travel award, and mileage in active accounts that has reached the lowest level of free travel award but which is not expected to ever be redeemed for free travel. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel and deferred revenues for mileage credits sold to others participating in the program was $695 million and $628 million, representing 13.0 percent and 11.7 percent of American's total current liabilities at December 31, 1998 and 1997, respectively.

       The number of free travel awards used for travel on American was 2.3 million in 1998 and 2.2 million in 1997 and 1996, respectively, representing
8.8 percent of total revenue passenger miles in 1998, 8.6 percent in 1997, and
8.4 percent in 1996. American believes displacement of revenue passengers is minimal given American's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to revenue passenger miles.

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

       The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 1998, is included in Note 12 to the consolidated financial statements.

       No material part of the business of American is dependent upon a single customer or very few customers. Consequently, the loss of the Company's largest few customers would not have a materially adverse effect upon American.

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

ITEM 2.       PROPERTIES

FLIGHT EQUIPMENT

Owned and leased aircraft operated by American at December 31, 1998, included:

                                        Current                                                                      Weighted-
                                        Seating                         Capital       Operating                       Average
           Equipment Type               Capacity         Owned          Leased         Leased          Total        Age (Years)
----------------------------------    ------------    ----------      ----------     ----------     ----------      -----------

Airbus A300-600R                      192/266/267          10               -             25             35             9
Boeing 727-200                             150             64              14              -             78            22
Boeing 757-200                             188             51              14             31             96             6
Boeing 767-200                             172              8               -              -              8            16
Boeing 767-200 Extended Range              165              9              13              -             22            13
Boeing 767-300 Extended Range              207             20              15             10             45             7
Fokker 100                                  97             66               5              4             75             6
McDonnell Douglas DC-10-10            237/290/297          13               -              -             13            21
McDonnell Douglas DC-10-30             271/282              4               -              1              5            24
McDonnell Douglas MD-11                238/255             11               -              -             11             6
McDonnell Douglas MD-80                133/139            119              25            116            260            11
                                                      -------         -------        -------        -------         -----
   Total                                                  375              86            187            648            11
                                                      =======         =======        =======        =======         =====

       For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 1 and 5 to the consolidated financial statements.

       In April 1995, American announced an agreement to sell 12 of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx). In addition, in March 1998, the Company exercised its option to sell its remaining seven MD-11 aircraft to FedEx. Eight aircraft had been delivered as of December 31, 1998. The remaining 11 aircraft will be delivered between 2000 and 2002.

       Lease expirations for the leased aircraft included in the above table as of December 31, 1998, were:


                                                                                                                       2004
                                                                                                                        and
Equipment Type                             1999           2000            2001           2002           2003        Thereafter
----------------------------------     ----------     ----------      ----------     ----------     ----------      ----------

Airbus A300-600R                            -              -               -              -              -              25
Boeing 727-200                              2              4               8              -              -               -
Boeing 757-200                              -              2               2              2              -              39
Boeing 767-200 Extended Range               -              -               -              -              -              13
Boeing 767-300 Extended Range               -              8               -              1              -              16
Fokker 100                                  -              -               2              3              -               4
McDonnell Douglas DC-10-30                  -              -               1              -              -               -
McDonnell Douglas MD-80                     -              3               9             14              -             115
                                       ------         ------          ------         ------         ------          ------
                                            2             17              22             20              -             212
                                       ======         ======          ======         ======         ======          ======

       Substantially all of American's aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed amount.

GROUND PROPERTIES

American leases, or has built as leasehold improvements on leased property, most of its airport and terminal facilities; certain corporate office, maintenance and training facilities in Fort Worth, Texas; its principal overhaul and maintenance base at Tulsa International Airport, Tulsa, Oklahoma; its regional reservation offices; and local ticket and administration offices throughout the system. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; and the Dallas/Fort Worth, Chicago O'Hare, Raleigh/Durham, Nashville, San Juan, New York, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to American. American also utilizes public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities. In January 1999, the Company announced its plans to construct a new terminal facility at New York's John F. Kennedy International Airport, which is expected to cost approximately $1 billion. The Company expects to begin construction on this facility in the latter half of 1999.

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

       In connection with its frequent flyer program, American was sued in two purported class action cases (Wolens et al v. American Airlines, Inc. and Tucker v. American Airlines, Inc.) that were consolidated and are currently pending in the Circuit Court of Cook County, Illinois. The litigation arises from certain changes made to American's AAdvantage frequent flyer program in May 1988 which limited the number of seats available to participants traveling on certain awards. In the consolidated action, the plaintiffs seek to represent all persons who joined the AAdvantage program before May 1988 and accrued mileage credits before the seat limitations were introduced and allege that these changes breached American's contract with AAdvantage members. Plaintiffs seek money damages and attorney's fees. The complaint originally asserted several state law claims, however only the plaintiffs' breach of contract claim remains after the U. S. Supreme Court ruled that the Airline Deregulation Act preempted the other claims. Although the case has been pending for numerous years, it still is in its preliminary stages. The court has not ruled on the plaintiffs' motion for class certification. American is vigorously defending the lawsuit.

       Gutterman et al. v. American Airlines, Inc. is also pending in the Circuit Court of Cook County, Illinois. In December 1993, American announced that the number of miles required to claim a certain travel award under American's AAdvantage frequent flyer program would be increased effective February 1, 1995, giving rise to the Gutterman litigation filed on that same date. The Gutterman plaintiffs claim that the increase in award mileage level violated the terms and conditions of the agreement between American and AAdvantage members. On June 23, 1998, the Court certified the case as a class action, although to date no notice has been sent to the class. The class consists of all members who earned miles between January 1, 1992 and February 1, 1995 (the date the change became effective). On July 13, 1998, the Court denied American's motion for summary judgment as to the claims brought by plaintiff Steven Gutterman. On July 30, 1998, the plaintiffs filed a motion for summary judgment as to liability, which motion has not been ruled upon. American is vigorously defending the lawsuit.

       A federal grand jury in Miami is investigating whether American and American Eagle handled hazardous materials and processed courier shipments, cargo and excess baggage in accordance with applicable laws and regulations. In connection with this investigation, federal agents executed a search warrant at American's Miami facilities on October 22, 1997. Since that time, a number of employees have testified before the grand jury. In addition, American has been served with three subpoenas calling for the production of documents relating to the handling of courier shipments, cargo, excess baggage and hazardous materials handling and spills. American produced documents responsive to the first two subpoenas and is in the process of responding to the third subpoena. American intends to cooperate fully with the government's investigation.

       On August 7, 1998, a purported class action was filed against American Airlines in state court in Travis County, Texas (Boon Ins. Agency v. American Airlines, Inc., et al.) claiming that the $75 reissuance fee for changes to non-refundable tickets is an unenforceable liquidated damages clause and seeking a refund of the fee on behalf of all passengers who paid it, as well as interest and attorneys' fees. On September 23, 1998, Continental, Delta and America West were added as defendants to the lawsuit. On February 2, 1999, prior to any discovery being taken and a class being certified, the court granted the defendants' motion for summary judgment holding that Plaintiff's claims are preempted by the Airline Deregulation Act. Plaintiff has filed an appeal of the dismissal of the lawsuit. American intends to vigorously defend the granting of the summary judgment on appeal.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Omitted under the reduced disclosure format pursuant to General Instruction I(2)(c) of Form 10-K.

                                    PART II
-------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

American recorded net earnings in 1998 of $1.1 billion. These earnings represent the strongest net earnings ever reported by American for a fiscal year. American's net earnings in 1997 were $780 million. The Company's 1997 results were adversely affected by (i) a brief strike and the strike threat from members of the Allied Pilots Association (APA) during the first quarter of 1997, which negatively impacted the Company's net earnings by an estimated $70 million, and (ii) the reinstatement of the airline transportation tax in March of 1997.

REVENUES

1998 COMPARED TO 1997 American's operating revenues of $16.3 billion in 1998 were up $443 million, or 2.8 percent, versus 1997. American's passenger revenues increased 2.7 percent, or $385 million. The increase in passenger revenues resulted from a 0.9 percent increase in passenger yield (the average amount one passenger pays to fly one mile) from 13.37 to 13.49 cents, and a 1.8 percent increase in passenger traffic. For the year, domestic yields increased
3.1 percent while Latin American, Pacific and European yields decreased 5.8 percent, 3.9 percent and 1.0 percent, respectively. The decrease in international yields was due primarily to an increase in industry capacity and a decline in economic conditions. In 1998, American derived approximately 70 percent of its passenger revenues from domestic operations and approximately 30 percent from international operations.

       American's domestic traffic increased 0.7 percent to 74.9 billion revenue passenger miles (RPMs), while domestic capacity, as measured by available seat miles (ASMs), decreased 1.4 percent. International traffic grew
4.3 percent to 34.1 billion RPMs on a capacity increase of 6.4 percent. The increase in international traffic was led by a 17.1 percent increase in the Pacific on capacity growth of 29.3 percent, a 4.9 percent increase in Latin America on capacity growth of 6.6 percent and a 1.8 increase in Europe on capacity growth of 2.7 percent.

       American's other revenues increased $87 million, or 10.0 percent, primarily as a result of increased administrative service charges, higher employee travel service charges and increased service contracts, primarily related to ramp and consulting services.

OPERATING EXPENSES

1998 COMPARED TO 1997 American's operating expenses of $14.5 billion in 1998 were up $122 million, or 0.8 percent, versus 1997. American's cost per ASM decreased 0.2 percent to 9.25 cents. Wages, salaries and benefits increased $262 million, or 5.0 percent, due primarily to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit sharing. Fuel expense decreased $309 million, or 16.6 percent, due to a 18.2 percent decrease in American's average price per gallon, including taxes, partially offset by a 1.9 percent increase in American's fuel consumption. Commissions to agents decreased 4.4 percent, or $53 million, despite a 2.7 percent increase in passenger revenues, due to the continued benefit from the commission rate reduction initiated during September 1997. Maintenance materials and repairs expense increased 9.1 percent, or $67 million, due to an increase in airframe and engine maintenance volumes at American's maintenance bases as a result of the maturing of its fleet. Other operating expenses increased $173 million, or 7.1 percent, due primarily to spending on the Company's Year 2000 readiness program, an increase in outsourced services and higher costs, such as credit card fees, resulting from higher passenger revenues.

OTHER INCOME (EXPENSE)

1998 COMPARED TO 1997 Interest capitalized increased $78 million, to $97 million, due primarily to the increase in the average balance during the year of purchase deposits for flight equipment. Related party interest - net decreased $73 million, or 86.9 percent, due primarily to the decline in the American's intercompany balance with affiliates.

OTHER INFORMATION

STRATEGIC PLAN During 1998, AMR created and began implementing a new strategic plan. American's objectives as they relate to this new strategic plan are (i) to invest in and grow the Company - consistent with market conditions - to preserve and enhance the Company's leadership in the U.S. airline industry; (ii) to offer the Company's customers the world's most comprehensive and powerful airline network through a combination of the industry's strongest domestic route system, increased international flying and the broadest and best-executed set of airline alliances; and (iii) to create a corporate culture within the Company that involves and excites every employee. During 1999, American will continue to focus on the objectives of the new strategic plan.

YEAR 2000 READINESS

STATE OF READINESS In 1995, the Company, in conjunction with The Sabre Group, a majority owned subsidiary of AMR which operates and maintains substantially all of the computer systems and applications utilized by the Company, implemented a project (the Year 2000 Project) intended to ensure that hardware and software systems operated by the Company are designed to operate and properly manage dates beyond December 31, 1999 (Year 2000 Readiness). The Company has assessed
(i) the Company's over 1,000 information technology and operating systems that will be utilized after December 31, 1999 (IT Systems); (ii) non-information technology systems, including embedded technology, facilities, and other systems (Non-IT Systems); and (iii) the Year 2000 Readiness of its critical third party service providers. The Year 2000 Project consists of six phases: (i) awareness,
(ii) assessment, (iii) analysis, design and remediation, (iv) testing and validation, (v) quality assurance review (to ensure consistency throughout the Year 2000 Project) and (vi) creation of business continuity strategy, including plans in the event of Year 2000 failures. In developing the Company's proprietary software analysis, remediation and testing methodology for Year 2000 Readiness, it studied the best practices of the Institute of Electrical and Electronics Engineers and the British Standards Institution.

IT Systems The Company has completed the first three phases of the Year 2000 Project for all of its IT Systems. The Company has completed the testing and validation phase and quality assurance review phase for 99 percent of its IT Systems, including its computer reservations and flight operating systems that perform such "mission critical" functions as passenger bookings, ticketing, passenger check-in, aircraft weight and balance, flight planning and baggage and cargo processing. As of February 28, 1999, approximately 33 percent of the IT Systems (including the computer reservations systems) are already processing Year 2000 dates correctly.

     Using dedicated testing environments and applying rigorous test standards, the Company is actively testing its other IT Systems to determine if they are Year 2000 ready or if further remediation is necessary. The Company expects to complete the testing and validation phase and quality assurance review phase for its remaining IT Systems, and the upgrading of certain hardware and software that supports its IT Systems by June 30, 1999.

Non-IT Systems The Company has substantially completed the testing and validation of its critical Non-IT Systems, such as aircraft avionics and flight simulators, and expects to complete the remainder of the testing and validation phase and the quality assurance review phase by June 30, 1999. In addition, the Company expects to complete the quality assurance review phase for substantially all of its other Non-IT Systems by June 30, 1999. The Company believes that its business, financial condition, and results of operations would not be materially adversely affected, and that it has adequate contingency plans to ensure business continuity if its other Non-IT Systems are not Year 2000 ready.

Third Party Services The Company relies on third party service providers for many items, such as the Federal Aviation Administration, the Department of Transportation, airport authorities, telecommunications, electrical power, and data and credit card transaction processing. Those service providers depend on their hardware and software systems and on interfaces with the Company's IT Systems. The Company has polled its critical service providers regarding their Year 2000 plans and state of readiness. The Company has received responses from approximately 68 percent of its critical service providers, other than providers of discretionary services that will not materially adversely affect the Company's business, financial condition, and results of operations. Most of the respondees assured the Company that their software and hardware is or will be Year 2000 ready. To the extent practical, the Company intends to seek alternatives for third party service providers that have not responded to their Year 2000 Readiness by June 30, 1999.

COSTS OF YEAR 2000 PROJECT The Company expects to incur significant hardware, software and labor costs, as well as consulting and other expenses, in its Year 2000 Project. The Company's total estimated cost of the project is approximately $125 to $160 million, of which approximately $108 million was incurred as of December 31, 1998. Costs associated with the Year 2000 Project are expensed as incurred, other than capitalized hardware costs, and have been funded through cash from operations.

RISKS OF YEAR 2000 NON-READINESS The economy in general, and the travel and transportation industries in particular, may be adversely affected by risks associated with the Year 2000. The Company's business, financial condition, and results of operations could be materially adversely affected if systems that it operates or systems that are operated by third party service providers upon which the Company relies are not Year 2000 ready in time. There can be no assurance that these systems will continue to properly function and interface and will otherwise be Year 2000 ready. Management believes that its most likely Year 2000 risks relate to the failure of third parties with whom it has material relationships to be Year 2000 ready.

BUSINESS CONTINUITY PLANS To the extent practical, the Company is identifying the most likely Year 2000 failures in an effort to develop and refine plans to continue its business in the event of failures of the Company's or third parties' systems to be Year 2000 ready. These plans include performing certain processes manually; maintaining dedicated staff to be available at crucial dates to remedy unforeseen problems; installing defensive code to protect real-time systems from improperly formatted date data supplied by third parties; repairing or obtaining replacement systems; and reducing or suspending certain aspects of the Company's services or operations. Because of the pervasiveness and complexity of the Year 2000 issue, and in particular the uncertainty concerning the efforts and success of third parties to be Year 2000 ready, the Company will continue to refine its contingency plans during 1999.

     The costs of the project and the date on which the Company plans to complete the Year 2000 Readiness program are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the failure of third parties to be Year 2000 ready and similar uncertainties.

NEW EUROPEAN CURRENCY In January 1999, certain European countries established fixed conversion rates between their currencies and a new common currency unit called the "euro". The transition period for the introduction of the euro is between January 1, 1999 and June 30, 2002. In 1997, the Company implemented a project intended to ensure that software systems operated by the Company's businesses are designed to properly handle the euro. The Sabre Group, which operates and maintains substantially all of the software systems utilized by the Company, also implemented a euro project. The Company and The Sabre Group completed the project in 1998.

DALLAS LOVE FIELD In 1968, as part of an agreement between the cities of Fort Worth and Dallas to build and operate Dallas/Fort Worth Airport (DFW), a bond ordinance was enacted by both cities (the Bond Ordinance). The Bond Ordinance required both cities to direct all scheduled interstate passenger operations to DFW and was an integral part of the bonds issued for the construction and operation of DFW. In 1979, as part of a settlement to resolve litigation with Southwest Airlines, the cities agreed to expand the scope of operations allowed under the Bond Ordinance at Dallas' Love Field. Congress enacted the Wright Amendment to prevent the federal government from acting inconsistent with this agreement. The Wright Amendment limited interstate operations at Love Field to the four states contiguous to Texas (New Mexico, Oklahoma, Arkansas and Louisiana) and prohibited through ticketing to any destination outside that perimeter. In 1997, without the consent of either city, Congress amended the Wright Amendment by (i) adding three states (Kansas, Mississippi and Alabama) to the perimeter and (ii) removing some federal restrictions on large aircraft configured with 56 seats or less (the 1997 Amendment). In October 1997, the City of Fort Worth filed suit in state district court against the City of Dallas and others seeking to enforce the Bond Ordinance. Fort Worth contends that the 1997 Amendment does not preclude the City of Dallas from exercising its proprietary rights to restrict traffic at Love Field in a manner consistent with the Bond Ordinance and, moreover, that Dallas has an obligation to do so. American joined in this litigation. On October 15, 1998, the state district court granted summary judgment in favor of Fort Worth and American, which summary judgment is being appealed to the Fort Worth Court of Appeals. In the same lawsuit, DFW filed claims alleging that irrespective of whether the Bond Ordinance is enforceable, the DFW Use Agreement prohibits American and other DFW signatory airlines from moving any interstate operations to Love Field. These claims remain unresolved. Dallas filed a separate declaratory judgment action in federal district court seeking to have the court declare that, as a matter of law, the 1997 Amendment precludes Dallas from exercising any restrictions on operations at Love Field. Further, in May 1998, Continental Airlines and Continental Express filed a lawsuit in federal court seeking a judicial declaration that the Bond Ordinance cannot be enforced to prevent them from operating flights from Love Field to Cleveland using regional jets. In December 1998, the Department of Transportation (DOT) issued an order on the federal law questions concerning the Bond Ordinance, local proprietary powers, DFW's Use Agreement with DFW carriers such as American, and the Wright and 1997 Amendments, and concluded that the Bond Ordinance was preempted by federal law and was therefore, not enforceable. The DOT also found that the DFW Use Agreement did not preclude American from conducting interstate operations at Love Field. Fort Worth and American have appealed the DOT's order to the Fifth Circuit Court of Appeals.

       As a result of the foregoing, the future of interstate flight operations at Love Field and American's DFW hub are uncertain. An increase in operations at Love Field to new interstate destinations could adversely impact American's business.

       In the second half of 1998, American initiated limited intrastate jet service to Austin from Love Field.

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

CREDIT FACILITIES American has a $1.0 billion credit facility agreement which expires December 19, 2001. At American's option, interest on the agreement can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 1998, no borrowings were outstanding under the agreement. On March 17, 1999, the Company and The Sabre Group Holdings, Inc. entered into a short-term Credit Agreement pursuant to which American may borrow from The Sabre Group Holdings, Inc. up to a maximum of $300 million. The interest rate to be charged to American is The Sabre Group's average portfolio rate for each month in which the borrowing is outstanding plus an additional spread based upon American's credit risk. The Sabre Group Holdings, Inc. has the option to call the note with ten-business day's notice to American. The principal amount is due no later than June 30, 1999. On March 18, 1999, American borrowed $200 million from The Sabre Group Holdings, Inc. Upon entering into this short-term Credit Agreement with The Sabre Group Holdings, Inc., American's ability to borrow up to $100 million from The Sabre Group under a separate credit agreement entered into on July 1, 1996 was terminated.

AIRCRAFT COMMITMENTS At December 31, 1998, the Company had commitments to acquire the following aircraft: 100 Boeing 737-800s, 34 Boeing 777-200IGWs, six Boeing 757-200s and four Boeing 767-300ERs. Deliveries of these aircraft commence in 1999 and will continue through 2004. Future payments, including estimated amounts for price escalation through anticipated delivery dates for these aircraft and related equipment, will approximate $2.2 billion in 1999, $1.7 billion in 2000, $1.1 billion in 2001 and an aggregate of approximately $750 million in 2002 through 2004.

CHANGE IN ESTIMATE Effective January 1, 1999, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of certain aircraft types from 20 to 25 years and increased the residual value from five to 10 percent. The impact of the aircraft depreciation changes is expected to result in an approximate $165 million decrease in 1999 depreciation expense. In addition, the Company will depreciate its new Boeing 737-800s and Boeing 777-200IGWs over a period of 25 and 30 years, respectively, with a 10 percent residual value.

APA ACTIONS In early February 1999, some members of the APA engaged in certain activities (increased sick time and declining to fly additional trips) that resulted in numerous cancellations across American's system. These actions were taken in response to the acquisition of Reno Air in December 1998. On February 10, 1999, American obtained a temporary restraining order prohibiting the union from unilaterally taking actions outside the terms allowed under the collective bargaining agreement. Because of certain actions by the APA and its leaders, American filed a motion to have the APA and its leaders held in contempt of the court's temporary restraining order. The court granted that motion on February 13, 1999, and the airline's operations thereafter returned to normal. In an attempt to resolve the dispute, the Company and the APA have agreed to non-binding mediation. The Company estimates that the illegal pilot job action resulted in a pre-tax earnings impact of approximately $200 to $225 million during the first quarter of 1999.

FORWARD-LOOKING INFORMATION

The preceding discussions under Business and Management's Discussion and Analysis of Financial Condition and Results of Operations contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, projections relating to results of operations and financial condition, including changes in capacity, revenues and unit costs, Year 2000 and euro readiness, overall economic projections and the Company's plans and objectives for future operations, including plans to develop future code-sharing programs and to evaluate new alliances. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements:

UNCERTAINTY OF FUTURE COLLECTIVE BARGAINING AGREEMENTS AND EVENTS The Company's operations could be adversely affected by failure of the Company to reach agreement with any labor union representing the Company's employees or by an agreement with a labor union representing the Company's employees that contains terms which prevent the Company from competing effectively with other airlines. In addition, a dispute between the Company and an employee work group (outside the confines of a collective bargaining agreement) could adversely impact the Company's operations.

ECONOMIC AND OTHER CONDITIONS The airline industry is affected by changes in national, regional and local economic conditions, inflation, war or political instability (or the threat thereof), consumer preferences and spending patterns, demographic trends, consumer perceptions of airline safety, costs of safety and security measures, and weather.

COMMODITY PRICES Due to the competitive nature of the airline industry, in the event of any increase in the price of jet fuel, there can be no assurance that American would be able to pass on increased fuel prices to its customers by increasing fares.

COMPETITION IN THE AIRLINE INDUSTRY Service over almost all of American's routes is highly competitive. On most of its non-stop routes, American competes with at least one, and usually more than one, major domestic airline, as well as low-cost carriers. American also competes with national, regional, all-cargo and charter carriers and, particularly on shorter segments, ground transportation. Pricing decisions are affected by competition from other airlines. Fare discounting by competitors has historically had a negative effect on American's financial results because American is generally required to match competitors' fares to maintain passenger traffic. No assurance can be given that any future fare reduction would be offset by increases in passenger traffic, cost reductions or changes in the mix of traffic that improves yields.

CHANGING BUSINESS STRATEGY Although it has no current plan to do so, the Company may change its business strategy in the future and may not pursue some of the goals stated herein.

GOVERNMENT REGULATION Future results of the Company's operations may vary based upon any actions which the governmental agencies with jurisdiction over the Company's operations may take, including the granting and timing of certain governmental approvals needed for code-sharing alliances and other arrangements with other airlines, restrictions on competitive practices (e.g., new regulations which would curtail an airline's ability to respond to a competitor), the adoption of regulations that impact customer service standards, and the adoption of more restrictive locally-imposed noise restrictions.

UNCERTAINTY IN INTERNATIONAL OPERATIONS The Company's current international activities and prospects could be adversely affected by factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks, taxation and changes in international government regulation of the Company's operations.

YEAR 2000 READINESS The Company's operations could be adversely affected to the extent its systems or the systems of third parties fail to process Year 2000 dates correctly.

ITEM 7(A).        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate its exposure to such changes. Actual results may differ. See Note 7 to the consolidated financial statements for accounting policies and additional information.

AIRCRAFT FUEL The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily utilizing fuel swap and fuel option contracts. Market risk is estimated as a hypothetical 10 percent increase in the December 31, 1998 cost per gallon of fuel. Based on projected 1999 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $73 million in 1999, net of fuel hedge instruments outstanding at December 31, 1998. As of December 31, 1998, the Company had hedged approximately 48 percent of its 1999 fuel requirements and approximately 19 percent of its 2000 fuel requirements.

FOREIGN CURRENCY The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the British pound, Japanese yen, and various Latin and South American currencies. The Company uses options to hedge a portion of its anticipated foreign currency-denominated net cash flows. The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 1998 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $22 million for the year ending December 31, 1999, net of hedge instruments outstanding at December 31, 1998, due to the Company's foreign-denominated revenues exceeding its foreign-denominated expenses. This sensitivity analysis was prepared based upon projected 1999 foreign currency-denominated revenues and expenses as of December 31, 1998. Furthermore, this calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

INTEREST The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments and its interest expense from variable-rate debt instruments. The Company has variable-rate debt instruments representing approximately 15 percent of its total long-term debt, and interest rate swaps on notional amounts of approximately $1.1 billion at December 31, 1998. If interest rates average 10 percent more in 1999 than they did during 1998, the Company's interest expense would increase by approximately $6 million and interest income from cash and short-term investments would increase by approximately $9 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt, interest rate swap agreements, and cash and short-term investment balances at December 31, 1998.

       Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $34 million as of December 31, 1998. The fair values of the Company's long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS

                                                             Page
                                                          ---------

Report of Independent Auditors                               19

Consolidated Statements of Operations                        20

Consolidated Balance Sheets                                  21

Consolidated Statements of Cash Flows                        23

Consolidated Statements of Stockholder's Equity              24

Notes to Consolidated Financial Statements                   25

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
American Airlines, Inc.


       We have audited the accompanying consolidated balance sheets of American Airlines, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Airlines, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                                              ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 18, 1999, except for the last
     paragraph of Note 3 and the
     last paragraph of Note 4,
     for which the date is February 22, 1999.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
-------------------------------------------------------------------------------

                                                               Year Ended December 31,
                                                      ----------------------------------------
                                                         1998           1997           1996
                                                      ----------     ----------     ----------
REVENUES
   Passenger                                          $   14,695     $   14,310     $   13,645
   Cargo                                                     649            678            672
   Other                                                     955            868            819
                                                      ----------     ----------     ----------
     Total operating revenues                             16,299         15,856         15,136
                                                      ----------     ----------     ----------

EXPENSES
   Wages, salaries and benefits                            5,482          5,220          4,934
   Aircraft fuel                                           1,551          1,860          1,866
   Commissions to agents                                   1,159          1,212          1,182
   Depreciation and amortization                             941            950            930
   Maintenance, materials and repairs                        803            736            560
   Other rentals and landing fees                            778            787            762
   Food service                                              671            672            667
   Aircraft rentals                                          532            531            562
   Other operating expenses                                2,614          2,441          2,342
                                                      ----------     ----------     ----------
     Total operating expenses                             14,531         14,409         13,805
                                                      ----------     ----------     ----------
OPERATING INCOME                                           1,768          1,447          1,331

OTHER INCOME (EXPENSE)
   Interest income                                           109            109              4
   Interest expense                                         (197)          (213)          (213)
   Interest capitalized                                       97             19             10
   Related party interest - net                              (11)           (84)          (157)
   Miscellaneous - net                                       (22)             9            (19)
                                                      ----------     ----------     ----------
                                                             (24)          (160)          (375)
                                                      ----------     ----------     ----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES                                     1,744          1,287            956
Income tax provision                                         681            507            387
                                                      ----------     ----------     ----------
INCOME FROM CONTINUING OPERATIONS                          1,063            780            569
INCOME FROM DISCONTINUED OPERATIONS, NET OF
   APPLICABLE INCOME TAXES OF $82                           --             --              136
                                                      ----------     ----------     ----------

NET EARNINGS                                          $    1,063     $      780     $      705
                                                      ==========     ==========     ==========

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions)
-------------------------------------------------------------------------------

                                                                                     December 31,
                                                                               ------------------------
                                                                                  1998          1997
                                                                               ----------    ----------
ASSETS

CURRENT ASSETS
   Cash                                                                        $       85    $       47
   Short-term investments                                                           1,398         1,762
   Receivables, less allowance for uncollectible
     accounts (1998- $17; 1997 - $8)                                                1,152         1,057
   Receivable from affiliates                                                         884          --
   Inventories, less allowance for obsolescence
     (1998 - $196; 1997 - $189)                                                       520           555
   Deferred income taxes                                                              426           360
   Other current assets                                                               167           201
                                                                               ----------    ----------
     Total current assets                                                           4,632         3,982

EQUIPMENT AND PROPERTY
   Flight equipment, at cost                                                       12,389        11,981
   Less accumulated depreciation                                                    4,691         4,191
                                                                               ----------    ----------
                                                                                    7,698         7,790

   Purchase deposits for flight equipment                                           1,536           695

   Other equipment and property, at cost                                            2,898         2,729
   Less accumulated depreciation                                                    1,605         1,497
                                                                               ----------    ----------
                                                                                    1,293         1,232
                                                                               ----------    ----------
                                                                                   10,527         9,717

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
   Flight equipment                                                                 2,750         2,570
   Other equipment and property                                                       146           139
                                                                               ----------    ----------
                                                                                    2,896         2,709
   Less accumulated amortization                                                    1,070           965
                                                                               ----------    ----------
                                                                                    1,826         1,744

OTHER ASSETS
   Route acquisition costs, less accumulated amortization
     (1998 - $240; 1997 - $211)                                                       916           945
   Airport operating and gate lease rights, less accumulated amortization
     (1998 - $139; 1997 - $123)                                                       278           289
   Prepaid pension cost                                                               304           382
   Other                                                                              741           694
                                                                               ----------    ----------
                                                                                    2,239         2,310
                                                                               ----------    ----------

TOTAL ASSETS                                                                   $   19,224    $   17,753
                                                                               ==========    ==========

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)
-------------------------------------------------------------------------------

                                                                      December 31,
                                                                -------------------------
                                                                   1998           1997
                                                                ----------     ----------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                             $      940     $      855
   Payables to affiliates                                             --              595
   Accrued salaries and wages                                          892            805
   Accrued liabilities                                               1,178            915
   Air traffic liability                                             2,163          2,044
   Current maturities of long-term debt                                 23             21
   Current obligations under capital leases                            129            112
                                                                ----------     ----------
     Total current liabilities                                       5,325          5,347


LONG-TERM DEBT, LESS CURRENT MATURITIES                                920            937


OBLIGATIONS UNDER CAPITAL LEASES,
   LESS CURRENT OBLIGATIONS                                          1,542          1,382


OTHER LIABILITIES AND CREDITS
   Deferred income taxes                                             1,301            999
   Deferred gains                                                      573            610
   Postretirement benefits                                           1,598          1,524
   Other liabilities and deferred credits                            1,537          1,600
                                                                ----------     ----------
                                                                     5,009          4,733




COMMITMENTS AND CONTINGENCIES


STOCKHOLDER'S EQUITY
   Common stock - $1 par value;
     1,000 shares authorized, issued and outstanding                  --             --
   Additional paid-in capital                                        1,743          1,732
   Accumulated other comprehensive income                               (3)            (3)
   Retained earnings                                                 4,688          3,625
                                                                ----------     ----------
                                                                     6,428          5,354
                                                                ----------     ----------


TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                      $   19,224     $   17,753
                                                                ==========     ==========


-------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
-------------------------------------------------------------------------------

                                                                              Year Ended December 31,
                                                                     ----------------------------------------
                                                                        1998           1997           1996
                                                                     ----------     ----------     ----------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings                                                      $    1,063     $      780     $      705
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation                                                         722            744            815
       Amortization                                                         219            206            198
       Deferred income taxes                                                243            286            215
       Gain on disposition of equipment and property                        (18)           (24)          --
       Change in assets and liabilities:
         Decrease (increase) in receivables                                 (95)            30           (354)
         Increase in inventories                                            (24)           (30)           (61)
         Increase in accounts payable
           and accrued liabilities                                          525             60            174
         Increase in air traffic liability                                  119            155            422
       Other, net                                                            89             35             25
                                                                     ----------     ----------     ----------
         Net cash provided by operating activities                        2,843          2,242          2,139

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures, including purchase deposits                     (1,942)          (973)          (409)
   Net decrease (increase) in short-term investments                        364           (450)          (496)
   Proceeds from sale of equipment and property                             225            282            268
   Acquisition of Reno Air                                                 (110)          --             --
                                                                     ----------     ----------     ----------
         Net cash used for investing activities                          (1,463)        (1,141)          (637)

CASH FLOW FROM FINANCING ACTIVITIES:
   Funds transferred to affiliates, net                                  (1,479)          (933)          (399)
   Sale-leaseback transactions                                              270           --             --
   Payments on long-term debt and capital lease obligations                (133)          (158)        (1,136)
                                                                     ----------     ----------     ----------
         Net cash used for financing activities                          (1,342)        (1,091)        (1,535)
                                                                     ----------     ----------     ----------

Net increase (decrease) in cash                                              38             10            (33)
Cash at beginning of year                                                    47             37             70
                                                                     ----------     ----------     ----------

Cash at end of year                                                  $       85     $       47     $       37
                                                                     ==========     ==========     ==========

FINANCING ACTIVITIES NOT AFFECTING CASH
   Capital lease obligations incurred                                $      270     $     --       $     --
                                                                     ==========     ==========     ==========

-------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(in millions)
-------------------------------------------------------------------------------

                                                                       Accumulated
                                                          Additional      Other
                                              Common       Paid-in    Comprehensive     Retained
                                               Stock       Capital        Income        Earnings        Total
                                            ----------    ----------    ----------     ----------     ----------

Balance at January 1, 1996                  $     --      $    1,699    $       (1)    $    1,948     $    3,646
Net earnings                                      --            --            --              705            705
Adjustment for minimum pension
   liability, net of tax benefit
   of $13                                         --            --             (21)          --              (21)
                                                                                                      ----------
    Total comprehensive income                                                                               684
                                                                                                      ----------
Reorganization of The Sabre
  Group:
    Dividend of assets of The
      Sabre Group to Parent                       --              18          --             (669)          (651)
    Transfer of debenture to
      Parent                                      --            --            --              850            850
Other                                             --            --            --               (1)            (1)
                                            ----------    ----------    ----------     ----------     ----------

Balance at December 31, 1996                      --           1,717           (22)         2,833          4,528
Net earnings                                      --            --            --              780            780
Adjustment for minimum pension
   liability, net of tax expense
   of $13                                         --            --              19           --               19
                                                                                                      ----------
    Total comprehensive income                                                                               799
                                                                                                      ----------
Transfer of net pension
  obligation of The Sabre
  Group to Parent                                 --            --            --               12             12
Other                                             --              15          --             --               15
                                            ----------    ----------    ----------     ----------     ----------

Balance at December 31, 1997                      --           1,732            (3)         3,625          5,354
Net earnings and total comprehensive
   income                                         --            --            --            1,063          1,063
Other                                             --              11          --             --               11
                                            ----------    ----------    ----------     ----------     ----------

Balance at December 31, 1998                $     --      $    1,743    $       (3)    $    4,688     $    6,428
                                            ==========    ==========    ==========     ==========     ==========

-------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.     SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION American Airlines, Inc. (American or the Company) is a wholly-owned subsidiary of AMR Corporation (AMR). The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the 1998 presentation.

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

EQUIPMENT AND PROPERTY The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except major rotable parts, avionics and assemblies are depreciated on a group basis. The depreciable lives and residual values used for the principal depreciable asset classifications are:

                                                                                                               Residual
                                                                 Depreciable Life                               Value
                                                                 -----------------------------------         -------------

     Boeing 727-200 (Stage II)                                   December 31, 19991                              None
     Boeing 727-200 (to be converted to Stage III)               December 31, 20031                              None
     DC-10                                                       December 31, 20021                              None
     Other aircraft                                              20 years                                         5%
     Major rotable parts, avionics and assemblies                Life of equipment to which                      0-10%
                                                                 applicable
     Improvements to leased flight equipment                     Term of lease                                   None
     Buildings and improvements (principally on                  10-30 years or term of lease                    None
        leased land)
     Furniture, fixtures and other equipment                     3-20 years                                      None
     Capitalized software                                        3-10 years                                      None

       (1) Approximate common retirement date.

       Effective January 1, 1999, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of certain American aircraft types from 20 to 25 years and increased the residual value from five to 10 percent. In addition, the Company will depreciate its new Boeing 737-800s and Boeing 777-200IGWs over a period of 25 and 30 years, respectively, with a 10 percent residual value.

       Equipment and property under capital leases are amortized over the term of the leases or, in the case of certain aircraft, over their expected useful lives, and such amortization is included in depreciation and amortization. Lease terms vary but are generally 10 to 25 years for aircraft and seven to 40 years for other leased equipment and property.

MAINTENANCE AND REPAIR COSTS Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred.

INTANGIBLE ASSETS Route acquisition costs and airport operating and gate lease rights represent the purchase price attributable to route authorities, airport take-off and landing slots and airport gate leasehold rights acquired. These assets are being amortized on a straight-line basis over 40 years for route authorities, 25 years for airport take-off and landing slots, and over the term of the lease for airport gate leasehold rights.

CAPITALIZED SOFTWARE In March 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1), effective for fiscal years beginning after December 15, 1998. SOP 98-1 requires the capitalization of certain costs incurred during an internal-use development project. The adoption of SOP 98-1 is not expected to have a material impact on the Company's financial position or results of operations.

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

ADVERTISING COSTS The Company expenses the costs of advertising as incurred. Advertising expense was $191 million, $178 million, and $183 million for the years ended December 31, 1998, 1997, and 1996, respectively.

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

STATEMENTS OF CASH FLOWS Short-term investments, without regard to remaining maturity at acquisition, are not considered as cash equivalents for purposes of the statements of cash flows.

2.     REORGANIZATION OF THE SABRE GROUP AND TRANSACTIONS WITH RELATED PARTIES

       On July 2, 1996, AMR completed the reorganization of its information technology businesses known as The Sabre Group into a separate, wholly-owned subsidiary of AMR known as The Sabre Group Holdings, Inc. (the Reorganization). Prior to the Reorganization, most of The Sabre Group's business units were divisions of American. As part of the Reorganization, all of the businesses of The Sabre Group, including American's Sabre Travel Information Network, Sabre Computer Services, Sabre Development Services, and Sabre Interactive divisions (collectively, the Information Services Group), and certain buildings, equipment, and American's leasehold interest in certain other buildings used by The Sabre Group were combined in subsidiaries of American, which were then dividended to AMR. Also as part of the Reorganization, $850 million of American's long-term debt owed to AMR was repaid through the transfer by American to AMR of an $850 million debenture issued by The Sabre Group Holdings, Inc. to American. Thus, the results of operations of American's Information Services Group have been reflected in the 1996 consolidated statement of operations as income from discontinued operations. Revenues from the operations of the Information Services Group were $754 million for the period January 1, 1996 through July 1, 1996.

       In connection with the Reorganization, the Company entered into various agreements with The Sabre Group, the primary ones of which are discussed below. The parties agreed to apply the financial terms of such agreements as of January 1, 1996.

2. REORGANIZATION OF THE SABRE GROUP AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

INFORMATION TECHNOLOGY SERVICES AGREEMENT The Company is party to the Information Technology Services Agreement with The Sabre Group dated July 1, 1996 (the Technology Services Agreement), whereby The Sabre Group provides American with certain information technology services, including data center and data network services, services relating to client server operations and distributed systems and voice network services. The base term of the Technology Services Agreement expires June 30, 2006; however, the terms of the specific services to be provided by The Sabre Group to American expire at various dates beginning in June 2001. The Technology Services Agreement provides for annual price adjustments. For certain prices, adjustments are made according to formulas which, commencing in 1998, are reset every two years and which may take into account the market for similar services provided by other companies. The resulting rates may reflect an increase or decrease over the previous rates.

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

       American paid The Sabre Group approximately $523 million, $499 million and $458 million in 1998, 1997 and 1996, respectively, for services contemplated under the Technology Services Agreement, as well as airline booking fees, for which American is billed by The Sabre Group at rates similar to those charged to other carriers.

MARKETING COOPERATION AGREEMENT The Sabre Group and American are parties to the Marketing Cooperation Agreement dated as of July 1, 1996 (the Marketing Cooperation Agreement), pursuant to which American will provide marketing support for The Sabre Group's products targeted to travel agencies until June 30, 2006. For such support, The Sabre Group will pay American a fee based upon booking volumes. That fee was approximately $17 million, $22 million and $20 million in 1998, 1997 and 1996, respectively. Additionally, American will support The Sabre Group's promotion of certain other products until 2001, for which The Sabre Group will pay American a marketing fee based upon booking volume. With limited exceptions, the Marketing Cooperation Agreement does not restrict American from distributing its airline products and services directly to corporate or individual consumers. Additionally, The Sabre Group has guaranteed to American certain cost savings in the fifth year of the Marketing Cooperation Agreement. If American does not achieve those savings, The Sabre Group will pay American any shortfall, up to a maximum of $50 million.

TRAVEL AGREEMENTS American and The Sabre Group are parties to travel agreements dated July 1, 1996, pursuant to which The Sabre Group is entitled to purchase personal travel for its employees and retirees at reduced fares, and business travel at a discount for certain flights on American. The Travel Privileges Agreement expires on June 30, 2008 and the Corporate Travel Agreement expired on June 30, 1998. On July 1, 1998, the Company and The Sabre Group entered into a new Corporate Travel Agreement, which expires on June 30, 2001, with substantially the same terms as the original Corporate Travel Agreement. The Sabre Group paid American approximately $45 million, $48 million and $43 million in 1998, 1997 and 1996, respectively, pursuant to these agreements.

2. REORGANIZATION OF THE SABRE GROUP AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

CREDIT AGREEMENT On July 1, 1996, The Sabre Group and American entered into a Credit Agreement pursuant to which The Sabre Group is required to borrow from American, and American is required to lend to The Sabre Group, amounts required by The Sabre Group to fund its daily cash requirements. In addition, American may, but is not required to, borrow from The Sabre Group to fund its daily cash requirements. The maximum amount The Sabre Group may borrow at any time from American under the Credit Agreement is $300 million. The maximum amount that American may borrow at any time from The Sabre Group under the Credit Agreement is $100 million. The interest rate to be charged to The Sabre Group is a function of American's cost of capital and The Sabre Group's credit rating. The interest rate to be charged to American is The Sabre Group's average portfolio rate for the months in which borrowing occurred plus an additional spread based upon American's credit risk. At the end of each quarter, American must pay all amounts owed under the Credit Agreement to The Sabre Group. No borrowings occurred by either The Sabre Group or American during 1998, 1997 or 1996.

INDEMNIFICATION AGREEMENTS Airline Management Services Holdings, Inc. (AMS), a subsidiary of AMR, and Canadian Airlines International Limited (Canadian) have entered into an agreement pursuant to which AMR and American supply to Canadian various services, including technology services. American has subsequently entered into the Canadian Technical Services Subcontract (the Canadian Subcontract), which expires in 2006, with The Sabre Group to provide data processing and network distributed systems services to Canadian. Under the terms of the Canadian Subcontract, American has guaranteed full payment for services actually performed by The Sabre Group and deferred costs associated with the installation and implementation of certain systems. Additionally, AMS has guaranteed full payment to American for any services actually performed by American in connection with the Canadian services agreement, certain deferred costs incurred by American, and any amounts paid by American to The Sabre Group under the indemnification provisions of the Canadian Subcontract. In connection with these guarantees, AMS reimbursed American $40 million for amounts paid by American to The Sabre Group in December 1996 and $5 million in 1996 for certain deferred costs previously incurred by American.

OTHER AGREEMENTS WITH THE SABRE GROUP American and The Sabre Group are also parties to a Management Services Agreement dated July 1, 1996, pursuant to which American performs various management services for The Sabre Group, including treasury, risk management and other administrative services that American has historically provided to The Sabre Group, for a fee approximating American's cost of providing the services plus a margin. The Sabre Group paid American approximately $10 million, $11 million and $17 million in 1998, 1997 and 1996, respectively, pursuant to the Management Services Agreement.

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

OTHER RELATED PARTY TRANSACTIONS American invests funds, including funds of certain affiliates, in a combined short-term investment portfolio and passes through interest income on such funds at the average rate earned on the portfolio. To the extent funds transferred to American exceed the invested portfolio, such amounts are converted from Payables to Affiliates to Long-Term Debt Due to Parent under a subordinated note agreement with AMR. The subordinated promissory note bears interest based on the weighted-average rate on AMR's long-term debt, the interest rate is reset every six months, and is due September 30, 2004, unless extended. American may prepay the note without penalty at any time. No amounts were outstanding under the subordinated note to AMR as of December 31, 1998 or 1997.

2. REORGANIZATION OF THE SABRE GROUP AND TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

       American issues tickets for flights on its American Eagle affiliate regional carriers, owned by AMR Eagle Holding Corporation, a subsidiary of AMR. As a result, the revenue collected for such tickets is prorated between American and the AMR Eagle carriers based on the segments flown by the respective carriers. The aggregate amount prorated for the segments flown by the AMR Eagle carriers was approximately $956 million, $853 million and $851 million for 1998, 1997 and 1996, respectively. In 1998, 1997 and 1996, American paid fees of $165 million, $164 million and $196 million, respectively, recorded as a reduction in passenger revenues, to AMR Eagle primarily for passengers connecting with American flights. In addition, American provides each of the regional carriers, among other things, communication and reservation services and other services, including yield management and participation in American's frequent flyer program. In consideration for certain services provided, each regional carrier pays American a service charge, based primarily on passengers boarded, which approximated $66 million for 1998 and $63 million for 1997 and 1996.

       American paid subsidiaries of AMR approximately $113 million, $121 million and $120 million in 1998, 1997 and 1996, respectively, for ground handling services provided at selected airports, consulting services and investment management and advisory services with respect to short-term investments and the assets of its retirement benefit plans.

       American recognizes compensation expense associated with certain AMR common stock-based awards for employees of American (See Note 9).

3.     INVESTMENTS

       Short-term investments consisted of (in millions):

                                                                       December 31,
                                                                ------------------------
                                                                   1998          1997
                                                                ----------    ----------

      Overnight investments and time deposits                   $      133    $      322
      Corporate notes                                                  705           678
      Asset backed securities                                          353           320
      U. S. Government agency mortgages                                102           232
      Other                                                            105           210
                                                                ----------    ----------

                                                                $    1,398    $    1,762
                                                                ==========    ==========

       Short-term investments at December 31, 1998, by contractual maturity included (in millions):

      Due in one year or less                                   $      296
      Due after one year through three years                         1,087
      Due after three years                                             15
                                                                ----------

                                                                $    1,398
                                                                ==========

       All short-term investments are classified as available-for-sale and stated at fair value. Net unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to stockholder's equity.

       At December 31, 1998, the Company owned approximately 3.1 million depository certificates convertible, subject to certain restrictions, into the common stock of Equant N.V. (Equant), which completed an initial public offering in July 1998. Approximately 1.7 million of the certificates are held for the benefit of The Sabre Group. As of December 31, 1998, the estimated fair value of the depository certificates, excluding the value of the certificates held for the benefit of The Sabre Group, was approximately $100 million, based upon the publicly-traded market value of Equant common stock. The estimated fair value of the certificates was not readily determinable as of December 31, 1997. The carrying value (cost basis) of the Company's investment in the depository certificates as of December 31, 1998 and 1997 was de minimis.

       In connection with a secondary offering of Equant, the Company sold approximately 410,000 depository certificates in February 1999 for net proceeds of $31 million, excluding sales made on behalf of The Sabre Group. The remaining depository certificates are subject to a final reallocation between the owners of the certificates during 1999 and thus, the number of certificates owned by the Company is subject to change.

4.     COMMITMENTS AND CONTINGENCIES

       At December 31, 1998, the Company had commitments to acquire the following aircraft: 100 Boeing 737-800s, 34 Boeing 777-200IGWs, six Boeing 757-200s and four Boeing 767-300ERs. Deliveries of these aircraft commence in 1999 and will continue through 2004. Future payments, including estimated amounts for price escalation through anticipated delivery dates for these aircraft and related equipment, will approximate $2.2 billion in 1999, $1.7 billion in 2000, $1.1 billion in 2001 and an aggregate of approximately $750 million in 2002 through 2004. In addition to these commitments for aircraft, the Company's Board of Directors has authorized expenditures of approximately $1.6 billion over the next five years related to modifications to aircraft, renovations of, and additions to, airport and office facilities, and the acquisition of various other equipment and assets. American expects to spend approximately $400 million of this authorized amount in 1999.

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

       In April 1995, American announced an agreement to sell 12 of its McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx). In addition, in March 1998, the Company exercised its option to sell its remaining seven MD-11 aircraft to FedEx. No gain or loss is expected to be recognized as a result of these transactions. Eight aircraft had been delivered as of December 31, 1998. The remaining 11 aircraft will be delivered between 2000 and 2002. The carrying value of the 11 remaining aircraft American has committed to sell was approximately $711 million as of December 31, 1998.

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

       Special facility revenue bonds have been issued by certain municipalities, primarily to purchase equipment and improve airport facilities which are leased by American. In certain cases, the bond issue proceeds were loaned to American and are included in long-term debt. Certain bonds have rates that are periodically reset and are remarketed by various agents. In certain circumstances, American may be required to purchase up to $437 million of the special facility revenue bonds prior to scheduled maturity, in which case American has the right to resell the bonds or to use the bonds to offset its lease or debt obligations. American may borrow the purchase price of these bonds under standby letter of credit agreements. At American's option, these letters of credit are secured by funds held by bond trustees and by approximately $519 million of short-term investments.

       In early February 1999, some members of the APA engaged in certain activities (increased sick time and declining to fly additional trips) that resulted in numerous cancellations across American's system. These actions were taken in response to the acquisition of Reno Air in December 1998. In an attempt to resolve the dispute, the Company and the APA have agreed to non-binding mediation. These actions adversely impacted the Company's first quarter 1999 net earnings.

5.     LEASES

       American leases various types of equipment and property, including aircraft, passenger terminals, equipment and various other facilities. The future minimum lease payments required under capital leases, together with the present value of net minimum lease payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998, were (in millions):

                                                                   Capital        Operating
      Year Ending December 31,                                     Leases           Leases
                                                                  ---------       ---------

      1999                                                        $     228       $     942
      2000                                                              298             896
      2001                                                              280             907
      2002                                                              231             871
      2003                                                              149             888
      2004 and subsequent                                             1,140          12,358
                                                                  ---------       ---------

                                                                      2,326(1)    $  16,862(2)
                                                                                  =========

      Less amount representing interest                                 655
                                                                  ---------

      Present value of net minimum lease payments                 $   1,671
                                                                  =========

     (1) Future minimum payments required under capital leases include $192 million guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

     (2) Future minimum payments required under operating leases include $6.1 billion guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

       At December 31, 1998, the Company had 187 aircraft under operating leases and 86 aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or at a predetermined fixed amount.

       Rent expense, excluding landing fees, was $1.1 billion in 1998, 1997 and 1996.

6.     INDEBTEDNESS

       Long-term debt (excluding amounts maturing within one year) consisted of (in millions):

                                                                 December 31,
                                                           ------------------------
                                                              1998         1997
                                                           ----------    ----------

      Secured debt due through 2015
         (6.317% - 9.957% at December 31, 1998)            $      626    $      645
      6.0% - 7.1% bonds due through 2031                          176           176
      Variable rate indebtedness due through 2024
         (3.55% at December 31, 1998)                              86            86
      Other                                                        32            30
                                                           ----------    ----------

      Long-term debt, less current maturities              $      920    $      937
                                                           ==========    ==========

       Maturities of long-term debt (including sinking fund requirements) for the next five years are: 1999 - $23 million; 2000 - $26 million; 2001 - $31 million; 2002 - $26 million; 2003 - $29 million.

       American has a $1.0 billion credit facility agreement which expires December 19, 2001. At American's option, interest on the agreement can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 1998, no borrowings were outstanding under the agreement.

       Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $687 million. In addition, certain of American's debt and credit facility agreements contain restrictive covenants, including a minimum net worth requirement, which could limit American's ability to pay dividends. At December 31, 1998, under the most restrictive provisions of those debt and credit facility agreements, approximately $2.6 billion of the retained earnings of American were available for payment of dividends to AMR.

       Cash payments for interest, net of capitalized interest, were $145 million, $300 million and $367 million for 1998, 1997 and 1996, respectively.

7.     FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

       As part of the Company's risk management program, American uses a variety of financial instruments, including interest rate swaps, fuel swap and option contracts and currency exchange agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

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

       The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with the majority of its counterparties which may require the Company or the counterparty to post collateral if the value of these instruments falls below certain mark-to-market thresholds. As of December 31, 1998, no collateral was required under these agreements, and the Company does not expect to post collateral in the near future.

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

       The following table indicates the notional amounts and fair values of the Company's interest rate swap agreements (in millions):

                                                                    December 31,
                                                 ----------------------------------------------------
                                                            1998                       1997
                                                 ------------------------    ------------------------
                                                  Notional                    Notional
                                                   Amount      Fair Value      Amount      Fair Value
                                                 ----------    ----------    ----------    ----------

      Interest rate swap agreements              $    1,054    $       38    $    1,410    $       12

       The fair values represent the amount the Company would receive if the agreements were terminated at December 31, 1998 and 1997, respectively.

       At December 31, 1998, the weighted-average remaining duration of the interest rate swap agreements in effect was 4.2 years. The weighted-average floating rates and fixed rates on the contracts outstanding were:

                                                         December 31,
                                                   -----------------------
                                                      1998          1997
                                                   ----------    ---------

    Average floating rate                              5.599%       5.844%
    Average fixed rate                                 6.277%       5.901%

       Floating rates are primarily based on LIBOR and may change significantly, affecting future cash flows.

FUEL PRICE RISK MANAGEMENT

       American enters into fuel swap and option contracts to protect against increases in jet fuel prices. Under the fuel swap agreements, American receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. Under the fuel option agreements, American pays a premium to cap prices at a fixed level. The changes in market value of such agreements have a high correlation to the price changes of the fuel being hedged. Gains or losses on fuel hedging agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Any premiums paid to enter into option contracts are recorded as a prepaid expense and amortized to fuel expense over the respective contract periods. Gains and losses on fuel hedging agreements would be recognized immediately should the changes in the market value of the agreements cease to have a high correlation to the price changes of the fuel being hedged. At December 31, 1998, American had fuel hedging agreements with broker-dealers on approximately two billion gallons of fuel products, which represents approximately 48 percent of its expected 1999 fuel needs and approximately 19 percent of its expected 2000 fuel needs. The fair value of the Company's fuel hedging agreements at December 31, 1998, representing the amount the Company would pay to terminate the agreements, totaled $108 million.

       FOREIGN EXCHANGE RISK MANAGEMENT

       To hedge against the risk of future exchange rate fluctuations on a portion of American's foreign cash flows, the Company enters into various currency put option agreements on a number of foreign currencies. The option contracts are denominated in the same foreign currency in which the projected foreign cash flows are expected to occur. These contracts are designated and effective as hedges of probable quarterly foreign cash flows for various periods through December 31, 1999, which otherwise would expose the Company to foreign currency risk. Realized gains on the currency put option agreements are recognized as a component of passenger revenues. At December 31, 1998, the notional amount related to these options totaled approximately $597 million and the fair value, representing the amount American would receive to terminate the agreements, totaled approximately $10 million.

       The Company has entered into Japanese yen currency exchange agreements to effectively convert certain lease obligations into dollar-based obligations. Changes in the value of the agreements due to exchange rate fluctuations are offset by changes in the value of the yen-denominated lease obligations translated at the current exchange rate. Discounts or premiums are accreted or amortized as an adjustment to interest expense over the lives of the underlying lease obligations. The related amounts due to or from counterparties are included in other liabilities or other assets. The net fair values of the Company's currency exchange agreements, representing the amount American would pay to terminate the agreements, were (in millions):

                                                      December 31,
                             -------------------------------------------------------------
                                         1998                              1997
                             ----------------------------     ----------------------------
                               Notional                         Notional
                                Amount        Fair Value         Amount        Fair Value
                             ------------    ------------     ------------    ------------

      Japanese yen           33.7 billion    $         (5)    24.5 billion    $        (15)

       The exchange rates on the Japanese yen agreements range from 66.50 to
118.35 yen per U.S. dollar.

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

                                                                 December 31,
                                            ----------------------------------------------------
                                                       1998                         1997
                                            ------------------------    ------------------------
                                             Carrying        Fair        Carrying       Fair
                                               Value        Value          Value        Value
                                            ----------    ----------    ----------    ----------

      Secured debt                                 645           751           661           766
      6.0% - 7.1 % bonds                           176           189           176           194
      Variable rate indebtedness                    86            86            86            86
      Other                                         36            36            35            36
                                            ----------    ----------    ----------    ----------

                                            $      943    $    1,062    $      958    $    1,082
                                            ==========    ==========    ==========    ==========

       All other financial instruments, except for the investment in Equant, are either carried at fair value or their carrying value approximates fair value.

       In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), which is required to be adopted in years beginning after June 15, 1999. SFAS 133 permits early adoption as of the beginning of any fiscal quarter after its issuance. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is currently evaluating the impact of SFAS 133 to the Company's financial condition or results of operations.

8.     INCOME TAXES

       American, as a wholly-owned subsidiary, is included in AMR's consolidated tax return. Under the terms of American's tax sharing agreement with AMR, American's provision for income taxes has been computed on the basis that American files separate consolidated income tax returns with its subsidiaries.

       The significant components of the income tax provision were (in millions):

                                     Year Ended December 31,
                             --------------------------------------
                                1998          1997          1996
                             ----------    ----------    ----------

      Current                $      438    $      221    $      208
      Deferred                      243           286           179
                             ----------    ----------    ----------

                             $      681    $      507    $      387
                             ==========    ==========    ==========

       The income tax provision includes a federal income tax provision of $602 million, $447 million and $342 million and a state income tax provision of $73 million, $54 million and $41 million for the years ended December 31, 1998, 1997 and 1996, respectively.

       The income tax provision differed from amounts computed at the statutory federal income tax rate as follows (in millions):

                                               Year Ended December 31,
                                       --------------------------------------
                                          1998          1997          1996
                                       ----------    ----------    ----------

Statutory income tax provision         $      611    $      451    $      335
State income tax provision, net                47            35            27
Meal expense                                   16            18            16
Change in valuation allowance                   3          --            --
Other, net                                      4             3             9
                                       ----------    ----------    ----------

Income tax provision                   $      681    $      507    $      387
                                       ==========    ==========    ==========

       The change in the valuation allowance relates to the use of foreign tax credits.

       The components of American's deferred tax assets and liabilities were (in millions):

                                                                      December 31,
                                                                -------------------------
                                                                   1998           1997
                                                                ----------     ----------
      Deferred tax assets:
         Postretirement benefits other than pensions            $      594     $      561
         Alternative minimum tax credit carryforwards                  437            732
         Rent expense                                                  315            271
         Frequent flyer obligation                                     258            232
         Gains from lease transactions                                 223            235
         Other                                                         340            319
         Valuation allowance                                          --               (3)
                                                                ----------     ----------
           Total deferred tax assets                                 2,167          2,347
                                                                ----------     ----------

      Deferred tax liabilities:
         Accelerated depreciation and amortization                  (2,757)        (2,665)
         Pensions                                                      (68)           (91)
         Other                                                        (217)          (230)
                                                                ----------     ----------
           Total deferred tax liabilities                           (3,042)        (2,986)
                                                                ----------     ----------

      Net deferred tax liability                                $     (875)    $     (639)
                                                                ==========     ==========

       At December 31, 1998, American had available under the terms of its tax sharing agreement with AMR approximately $437 million of alternative minimum tax credit carryforwards which are available for an indefinite period.

       Cash payments for income taxes were $434 million, $350 million and $191 million for 1998, 1997 and 1996, respectively.

9.     STOCK AWARDS AND OPTIONS

       The Company participates in AMR's 1998 and 1988 Long Term Incentive Plans, as amended, (collectively, the Plans) whereby officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights, other stock-based awards and/or performance-related awards, including cash bonuses. The Company also participates in AMR's Pilot Stock Option Plan (The Pilot
Plan). The Pilot Plan granted members of the APA the option to purchase 11.5 million shares of AMR stock at $41.69 per share, $5 less than the average fair market value of the stock on the date of grant, May 5, 1997. These shares were exercisable immediately.

       The Company accounts for participation in AMR's stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. In 1998, 1997 and 1996, the total charge for stock compensation expense included in wages, salaries and benefits expense was $51 million, $66 million and $46 million, respectively. No compensation expense was recognized for stock option grants under the Plans since the exercise price was the fair market value of the underlying stock on the date of grant.

       The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As required by SFAS 123, pro forma information regarding net earnings has been determined as if the Company had accounted for employee stock options and awards granted by AMR subsequent to December 31, 1994 using the fair value method prescribed by SFAS 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rates of 5.01% to 6.31%; dividend yields of 0%; expected stock volatility ranging from 25.4% to 29.9%; and a weighted-average expected life of the options of 4.5 years, with the exception of The Pilot Plan which was 1.5 years.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

       The Company's pro forma net earnings assuming the Company had accounted for employee stock options issued by AMR to employees of American using the fair value method would have resulted in 1998, 1997 and 1996 net earnings of $1,063 million, $755 million and $706 million, respectively.

10.    RETIREMENT BENEFITS

       Substantially all employees of American and employees of certain other subsidiaries are eligible to participate in pension plans. The defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Airline pilots and flight engineers also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation.

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

       Certain employee groups make contributions toward funding a portion of their retiree health care benefits during their working lives. AMR funds benefits as incurred and makes contributions to match employee prefunding.

       The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 1998 and 1997, and a statement of funded status as of December 31, 1998 and 1997 (in millions):

                                                            Pension Benefits              Other Benefits
                                                      -------------------------     -------------------------
                                                         1998           1997           1998           1997
                                                      ----------     ----------     ----------     ----------

Reconciliation of benefit obligation
Obligation at January 1                               $    5,666     $    5,046     $    1,355     $    1,178
   Service cost                                              179            159             48             42
   Interest cost                                             352            350             91             88
   Actuarial loss                                            400            519             97            114
   Benefit payments                                         (464)          (408)           (65)           (67)
   Settlements                                               (16)          --             --             --
                                                      ----------     ----------     ----------     ----------

Obligation at December 31                             $    6,117     $    5,666     $    1,526     $    1,355
                                                      ==========     ==========     ==========     ==========

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1                $    5,127     $    4,539     $       49     $       35
   Actual return on plan assets                              850            963              4              7
   Employer contributions                                     70             34             74             74
   Benefit payments                                         (464)          (408)           (65)           (67)
   Settlements                                               (16)          --             --             --
   Transfer to affiliates                                     (3)            (1)          --             --
                                                      ----------     ----------     ----------     ----------

Fair value of plan assets at December 31              $    5,564     $    5,127     $       62     $       49
                                                      ==========     ==========     ==========     ==========

Funded status
Accumulated benefit obligation (ABO)                  $    5,073     $    4,790     $    1,526     $    1,355
Projected benefit obligation (PBO)                         6,117          5,666           --             --
Fair value of assets                                       5,564          5,127             62             49

Funded status at December 31                                (553)          (539)        (1,464)        (1,306)
   Unrecognized loss (gain)                                  651            755            (89)          (170)
   Unrecognized prior service cost                            68             63            (45)           (48)
   Unrecognized transition asset                             (11)           (20)          --             --
                                                      ----------     ----------     ----------     ----------

Prepaid (accrued) benefit cost                        $      155     $      259     $   (1,598)    $   (1,524)
                                                      ==========     ==========     ==========     ==========

       The following tables provide the components of net periodic benefit cost for the years ended December 31, 1998, 1997 and 1996 (in millions):

                                                                  Pension Benefits
                                                      ----------------------------------------
                                                         1998           1997           1996
                                                      ----------     ----------     ----------

Components of net periodic benefit cost
Defined benefit plans:
   Service cost                                       $      179     $      159     $      193
   Interest cost                                             352            350            356
   Expected return on assets                                (403)          (375)          (400)
   Amortization of:
      Transition asset                                       (11)           (12)           (12)
      Prior service cost                                       4              4              4
      Unrecognized net loss                                   20             25             16
   Settlement loss                                             6           --             --
                                                      ----------     ----------     ----------

   Net periodic benefit cost for defined
     benefit plans                                           147            151            157

Defined contribution plans                                   158            142            132
                                                      ----------     ----------     ----------

Total                                                 $      305     $      293     $      289
                                                      ==========     ==========     ==========

                                                                 Other Benefits
                                                      ----------------------------------------
                                                         1998            1997           1996
                                                      ----------     ----------     ----------

Components of net periodic benefit cost
   Service cost                                       $       48     $       42     $       55
   Interest cost                                              91             88             98
   Expected return on assets                                  (5)            (4)            (3)
   Amortization of:
      Prior service cost                                      (5)            (5)            (5)
      Unrecognized net gain                                   (2)            (8)          --
                                                      ==========     ==========     ==========
   Net periodic benefit cost                          $      127     $      113     $      145
                                                      ==========     ==========     ==========

       The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 1998 and 1997 (in millions):

                                                            Pension Benefits              Other Benefits
                                                      -------------------------     -------------------------
                                                         1998           1997           1998           1997
                                                      ----------     ----------     ----------     ----------

      Prepaid benefit cost                            $      297     $      377     $     --       $     --
      Accrued benefit liability                             (142)          (118)        (1,598)        (1,524)
      Additional minimum liability                           (13)           (11)          --             --
      Intangible asset                                         7              5           --             --
      Accumulated other comprehensive income
                                                               6              6           --             --
                                                      ----------     ----------     ----------     ----------

      Net amount recognized                           $      155     $      259     $   (1,598)    $   (1,524)
                                                      ==========     ==========     ==========     ==========

                  The following assumptions were used by the Company in the measurement of the benefit obligation as of December 31:

                                                                 Pension Benefits               Other Benefits
                                                            -------------------------     -------------------------
                                                               1998           1997           1998           1997
                                                            ----------     ----------     ----------     ----------

Weighted-average assumptions
Discount rate                                                  7.00%          7.25%          7.00%          7.25%
Salary scale                                                   4.26           4.20             --             --
Expected return on plan assets                                 9.50           9.50           9.50           9.50

       The assumed health care cost trend rate was five percent in 1998 and 1997, decreasing gradually to an ultimate rate of four percent by 2001.

       A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

                                                           One percent   One percent
                                                            increase       decrease
                                                           -----------   -----------

      Impact on 1998 service and interest cost             $       22    $      (23)
      Impact on postretirement benefit obligation
        as of December 31, 1998                            $      134    $     (140)

11.    SEGMENT REPORTING

       American is one of the largest scheduled passenger airlines in the world. At the end of 1998, American provided scheduled jet service to more than 180 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system.

       In 1998, American adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise," and requires that a public company report annual and interim financial and descriptive information about its reportable operating segments pursuant to criteria that differ from current accounting practice. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. American has one reportable segment.

       American's operating revenues by geographic region are summarized below (in millions):

                                               Year Ended December 31,
                                       --------------------------------------
                                          1998          1997           1996
                                       ----------    ----------    ----------

Domestic                               $   11,166    $   10,749    $   10,395
Latin America                               2,709         2,716         2,438
Europe                                      2,039         2,035         1,967
Pacific                                       385           356           336
                                       ----------    ----------    ----------

Total operating revenues               $   16,299    $   15,856    $   15,136
                                       ==========    ==========    ==========

       The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment.

       The Company's tangible assets consist primarily of flight equipment which is mobile across geographic markets and, therefore, has not been allocated.

12.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Unaudited summarized financial data by quarter for 1998 and 1997 (in millions):

                              First      Second       Third      Fourth
                             Quarter     Quarter     Quarter     Quarter
                             --------    --------    --------    --------
    1998
Operating revenues           $  3,960    $  4,193    $  4,272    $  3,874
Operating income                  396         550         558         264
Net earnings                      221         331         346         165

    1997
Operating revenues           $  3,750    $  4,029    $  4,107    $  3,970
Operating income                  199         444         469         335
Net earnings                       74         240         266         200

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


                                    PART IV
-------------------------------------------------------------------------------

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1)    The following financial statements and Independent Auditors'
              Report are filed as part of this report:

                                                                                                 Page
                                                                                             --------------

              Report of Independent Auditors                                                         19

              Consolidated Statements of Operations for the Years Ended
              December 31, 1998, 1997 and 1996                                                       20

              Consolidated Balance Sheets at December 31, 1998 and 1997                           21-22

              Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1998, 1997 and 1996                                                       23

              Consolidated Statements of Stockholder's Equity for the Years Ended
              December 31, 1998, 1997 and 1996                                                       24

              Notes to Consolidated Financial Statements                                          25-41

       (2)    The following financial statement schedule and Independent
              Auditors' Report are filed as part of this report:

                                                                                                 Page
                                                                                             --------------

              Report of Independent Auditors                                                         45

              Schedule II       Valuation and Qualifying Accounts and Reserves                       46

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

              10.3    Bylaws of American Airlines, Inc., amended November 18,
                      1998.

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

              10.3 Aircraft Purchase Agreement by and between American Airlines, Inc. and The Boeing Company, dated October 31, 1997, incorporated by reference to Exhibit 10.48 to AMR Corporation's report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

              12 Computation of ratio of earnings to fixed charges for the years ended December 31, 1994, 1995, 1996, 1997 and 1998.

              23      Consent of Independent Auditors.

              27      Financial Data Schedule.

(b)    Reports on Form 8-K:

       On November 19, 1998, American Airlines, Inc. filed a report on Form 8-K relative to a press release issued by American Airlines, Inc. to announce that American Airlines, Inc. has signed a definitive merger agreement with Reno Air, Inc. to acquire Reno Air, Inc. for a total cash consideration of $124 million.

       On February 18, 1999, American filed a report on Form 8-K relative to a press release issued by American Airlines, Inc. to report certain of the estimated damages it had suffered as a consequence of the illegal job actions of the Allied Pilots Association.

       On February 24, 1999, American filed a report on Form 8-K to announce the completion of the merger of American Airlines, Inc. and Reno Air, Inc.

       On March 18, 1999, American filed a report on Form 8-K relative to a press release issued by AMR Corporation to report the estimated pre-tax earnings impact of the Allied Pilots Association illegal job action during the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN AIRLINES, INC.

/s/  Donald J. Carty
-----------------------------------------------
Donald J. Carty
Chairman, President and Chief Executive Officer
(Principal Executive Officer)


/s/  Gerard J. Arpey
-----------------------------------------------
Gerard J. Arpey
Senior Vice President - Finance and Planning and Chief
Financial Officer
(Principal Financial and Accounting Officer)

Date:  March 19, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:

/s/  David L. Boren                          /s/  Ann D. McLaughlin
------------------------------               ------------------------------
David L. Boren                               Ann D. McLaughlin


/s/  Edward A. Brennan                       /s/  Charles H. Pistor, Jr.
------------------------------               ------------------------------
Edward A. Brennan                            Charles H. Pistor, Jr.


/s/  Armando M. Codina                       /s/  Joe M. Rodgers
------------------------------               ------------------------------
Armando M. Codina                            Joe M. Rodgers


/s/  Earl G. Graves                          /s/  Judith Rodin
------------------------------               ------------------------------
Earl G. Graves                               Judith Rodin


/s/  Dee J. Kelly                            /s/  Maurice Segall
------------------------------               ------------------------------
Dee J. Kelly                                 Maurice Segall





Date:  March 19, 1999

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
American Airlines, Inc.


       We have audited the consolidated financial statements of American Airlines, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated January 18, 1999, except for the last paragraph of Note 3 and the last paragraph of Note 4, for which the date is February 22, 1999. Our audits also included Schedule II - Valuation and Qualifying Accounts and Reserves. This
schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

       In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                           ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 18, 1999, except for the last
     paragraph of Note 3 and the
     last paragraph of Note 4, for
      which the date is February 22, 1999.

                            AMERICAN AIRLINES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                 (IN MILLIONS)



                                                      INCREASES                                     SALES,
                                         BALANCE      CHARGED TO                                   RETIRE-        BALANCE
                                            AT         INCOME                                        MENTS           AT
                                        BEGINNING     STATEMENT                    WRITE-OFFS         AND          END OF
                                         OF YEAR      ACCOUNTS      PAYMENTS  (NET OF RECOVERIES)  TRANSFERS        YEAR
                                       ----------    ----------    ----------     -----------    -----------    -----------

YEAR ENDED DECEMBER 31, 1998

Allowance for
uncollectible accounts                 $        8    $       12    $       --     $       (3)    $       --     $       17

Allowance for
obsolescence of inventories                   189            35            --             --            (28)           196

Reserves for environmental
remediation costs                              14            12            (3)            --             --             23

YEAR ENDED DECEMBER 31, 1997

Allowance for
uncollectible accounts                          6            11            --             (9)            --              8

Allowance for
obsolescence of inventories                   197            33            --             --            (41)           189

Reserves for environmental
remediation costs                              18            --            (4)            --             --             14

YEAR ENDED DECEMBER 31, 1996

Allowance for
uncollectible accounts                         13            10            --            (14)            (3)             6

Allowance for
obsolescence of inventories                   228            20            --             --            (51)           197

Reserves for environmental
remediation costs                              21             3            (6)            --             --             18

                                 EXHIBIT INDEX

Exhibit
Number         Description
------         -----------
  10.3         Bylaws of American Airlines, Inc., amended November 18, 1998.

  12 Computation of ratio of earnings to fixed charges for the years ended December 31, 1994, 1995, 1996, 1997 and 1998.

  23           Consent of Independent Auditors.

  27           Financial Data Schedule.