Form 10-Q
period 1999-03-31
AMERICAN AIRLINES INC
filed 1999-05-14
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 1999.


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


Common Stock, $1 par value - 1,000 shares as of May 7, 1999.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three months ended March 31, 1999 and 1998

  Condensed Consolidated Balance Sheets - March 31, 1999 and December
  31, 1998

  Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 1999 and 1998

  Notes  to  Condensed Consolidated Financial Statements - March  31,
  1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

                                               Three Months Ended
                                                   March 31,
                                               1999          1998
Revenues
    Passenger                               $    3,320    $  3,578
    Cargo                                          143         162
    Other                                          245         220
      Total operating revenues                   3,708       3,960


Expenses
  Wages, salaries and benefits                   1,382       1,314
  Aircraft fuel                                    336         402
  Commissions to agents                            272         285
  Depreciation and amortization                    226         235
  Maintenance, materials and repairs               218         198
  Other rentals and landing fees                   211         191
  Food service                                     165         163
  Aircraft rentals                                 150         133
  Other operating expenses                         721         643
    Total operating expenses                     3,681       3,564
Operating Income                                    27         396

Other Income (Expense)
  Interest income                                   18          27
  Interest expense                                 (51)        (51)
  Interest capitalized                              31          17
  Related party interest - net                      11          (9)
  Miscellaneous - net                               31         (16)
                                                    40         (32)
Earnings Before Income Taxes                        67         364
Income tax provision                                32         143
Net Earnings                                   $    35    $    221


The accompanying notes are an integral part of these financial statements.
                                  -1-

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                            March 31,      December 31,
                                               1999          1998
                                                           (Note 1)
Assets
Current Assets
  Cash                                      $     54       $    85
  Short-term investments                         782         1,398
  Receivables, net                             1,254         1,152
  Receivable from affiliates, net                757           884
  Inventories, net                               558           520
  Deferred income taxes                          426           426
  Other current assets                           200           167
    Total current assets                       4,031         4,632

Equipment and Property
  Flight equipment, net                        8,462         7,698
  Other equipment and property, net            1,309         1,293
  Purchase deposits for flight equipment       1,379         1,536
                                              11,150        10,527

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,746         1,732
  Other equipment and property, net               95            94
                                               1,841         1,826

Route acquisition costs, net                     909           916
Other assets, net                              1,362         1,323
                                            $ 19,293       $19,224
Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                          $  1,018       $    940
  Amount due to affiliate under
   credit agreement                              300             -
  Accrued liabilities                          1,452          2,070
  Air traffic liability                        2,442          2,163
  Current maturities of long-term debt            24             23
  Current obligations under capital leases       141            129
    Total current liabilities                  5,377          5,325

Long-term debt, less current maturities          913            920
Obligations  under  capital  leases,
 less current obligations                      1,494          1,542
Deferred income taxes                          1,295          1,301
Other liabilities, deferred gains, deferred
  credits and postretirement benefits          3,751          3,708
Stockholder's Equity
  Common stock                                     -            -
  Additional paid-in capital                   1,743          1,743
  Accumulated other comprehensive income          (3)            (3)
  Retained earnings                            4,723          4,688
                                               6,463          6,428
                                            $ 19,293       $ 19,224

The accompanying notes are an integral part of these financial statements.
                                  -2-

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                Three Months Ended
                                                    March 31,
                                              1999          1998
Net Cash Provided by (Used in)
 Operating Activities                         $(231)        $    371

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment               (864)            (299)
  Net decrease in short-term investments        616              122
  Proceeds from sale of other investments        31               -
  Proceeds from sale of equipment and property   16               76
Net cash used for investing activities         (201)            (101)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                            (80)             (78)
  Sale-leaseback transactions                    54                -
  Funds transferred from (to) affiliates, net   427             (136)
Net cash provided by (used for)
 financing activities                           401             (214)

Net increase (decrease) in cash                 (31)              56
Cash at beginning of period                      85               47

Cash at end of period                         $  54         $    103

Cash Payments For:
  Interest                                    $  45         $    65
  Income taxes                                    9              25

Financing Activities Not Affecting Cash:
  Capital lease obligations incurred          $  54         $    -

The  accompanying notes are an integral part of these  financial statements.
                                   -3-

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. (American or the Company) Annual Report on Form 10-K for the year ended December 31, 1998.

2.Accumulated depreciation of owned equipment and property at March
  31,  1999  and December 31, 1998, was $6.5 billion and $6.3 billion,
  respectively.   Accumulated amortization of equipment  and  property
  under capital leases at March 31, 1999 and December 31, 1998, was $1.1 billion.

  Effective January 1, 1999, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of certain aircraft types from 20 to 25 years and increased the residual value from five to 10 percent. As a result of this change, depreciation and amortization expense was reduced by approximately $40 million, and net earnings was increased by approximately $25 million for the three months ended March 31, 1999.

3. As discussed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Miami International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees and/or other charges.

4.In April 1999, the Company exercised its purchase rights to acquire three Boeing 737-800s. The exercise of these aircraft purchase rights will allow the Company to replace three aircraft from the Reno Air (Reno) fleet that will not be permanently integrated into American's fleet. In addition, the Company is continuing to analyze which, if any, of the remaining Reno aircraft will be replaced by additional aircraft orders or if the aircraft will undergo modifications or enhancements to make them consistent with American's fleet. As of April 30, 1999, the Company had commitments to acquire the following aircraft: 96 Boeing 737-800s, 28 Boeing 777-200IGWs, one Boeing 767-300ER and one Boeing 757-200. Deliveries of these aircraft commence in 1999 and will continue through 2004. Payments for these aircraft will approximate $1.4 billion during the remainder of 1999, $1.8 billion in 2000, $1.1 billion in 2001 and an aggregate of approximately $750 million in 2002 through 2004.

  In addition, in April 1999, the Company announced that it will accelerate the retirement of nine McDonnell Douglas DC-10 and 16 Boeing 727-200 aircraft earlier than anticipated, thereby eliminating American's entire DC-10 fleet by the end of 2000 and advancing the retirement of the Boeing 727 fleet to the end of 2003.

5.In   early  February  1999,  some  members  of  the  Allied   Pilots
  Association (APA) engaged in certain activities (increased sick time and declining to fly additional trips) that resulted in numerous cancellations across American's system. These actions were taken in response to the acquisition of Reno in December 1998. In an attempt to resolve the dispute, the Company and the APA have agreed to non-binding mediation. These actions adversely impacted the Company's first quarter 1999 net earnings.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.In  connection with a secondary offering by Equant N.V. in February
  1999, the Company sold approximately 433,000 depository certificates for proceeds of $31 million, excluding sales made on behalf of Sabre, a majority-owned subsidiary of AMR Corporation. The Company recorded a pre-tax gain of $31 million as a result of this transaction.

7.On  March  17, 1999, the Company and The Sabre Group Holdings,  Inc.
  entered  into  a  short-term  Credit  Agreement  pursuant  to  which
  American may borrow from The Sabre Group Holdings, Inc. up to a maximum of $300 million. The interest rate to be charged to American is Sabre's average portfolio rate for each month in which the borrowing is outstanding, plus an additional spread based upon American's credit risk. The Sabre Group Holdings, Inc. has the option to call the note with ten-business day's notice to American. The principal amount is due no later than June 30, 1999. As of March 31, 1999, American had borrowed $300 million under this agreement. Upon entering into this short-term Credit Agreement with The Sabre Group Holdings, Inc., American's ability to borrow up to $100 million from Sabre under a separate credit agreement entered into on July 1, 1996 was terminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three  Months Ended March 31, 1999 and 1998

American recorded net earnings for the three months ended March 31, 1999 of $35 million. This compares to net earnings of $221 million for the first quarter of 1998. American's operating income of $27 million decreased 93.2 percent, or $369 million, compared to $396 million for the same period in 1998.

American's net earnings were adversely impacted by an illegal job action by members of the APA during the first quarter of 1999, which negatively impacted the Company's net earnings by an estimated $140 million. This was partially offset by the gain from the sale of the Equant N.V. depository certificates.

American's revenues decreased $252 million, or 6.4 percent, in the first quarter of 1999 versus the same period last year. American's passenger revenues decreased by 7.2 percent, or $258 million, largely as a result of the illegal job action by members of the APA during the first quarter of 1999. American's yield (the average amount one passenger pays to fly one mile) of 13.13 cents decreased by 6.8 percent compared to the same period in 1998. Domestic yields decreased 5.5 percent from the first quarter of 1998. International yields decreased 7.5 percent, primarily due to a decrease of 19.5 percent, 11.0 percent and 6.8 percent in Pacific, Latin American, and European yields, respectively. The decrease in yield was due to the APA job action, and the continued effect of weak international economies coupled with large industry capacity additions.

American's traffic or revenue passenger miles (RPMs) decreased 0.4 percent to 25.3 billion miles for the quarter ended March 31, 1999. The decrease in RPMs was due primarily to the APA job action, which was substantially offset by additional capacity as a result of new aircraft deliveries in the first quarter of 1999. American's capacity or available seat miles (ASMs) of 37.7 billion miles was flat compared to the first quarter of 1998. American's domestic traffic decreased 0.1 percent on capacity decreases of 1.0 percent and international traffic decreased 1.1 percent on capacity growth of
2.3  percent.  The decrease in international traffic was driven by  a
4.2 percent decrease in traffic to Latin America on a capacity reduction of 5.5 percent and a 3.0 percent decrease in traffic to Europe on capacity growth of 3.2 percent. This was partially offset by a 36.6 percent increase in traffic to the Pacific on capacity growth of 74.0 percent, primarily due to the addition of several new routes.

Cargo revenue decreased 11.7 percent, or $19 million, due primarily to the impact of the APA illegal job action.

American's other revenues increased $25 million, or 11.4 percent, primarily as a result of an increase in aircraft maintenance work performed by American for other airlines and increased service contracts, primarily related to ramp and consulting services.

American's operating expenses increased 3.3 percent, or $117 million. American's Jet Operations cost per ASM increased 3.0 percent to 9.63 cents. Wages, salaries and benefits increased 5.2 percent, or $68 million, primarily due to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts. Aircraft fuel expense decreased 16.4 percent, or $66 million, due to a 17.0 percent decrease in American's average price per gallon, including taxes, partially offset by a 0.9 percent increase in American's fuel consumption. Commissions to agents decreased 4.6 percent, or $13 million, due primarily to the decrease in passenger revenues and the benefit from the international commission structure change implemented in late 1998. Maintenance, materials and repairs expense increased $20 million, or 10.1 percent, due primarily to maintenance associated with the addition of Reno aircraft in December 1998 and the volume and timing of engine maintenance at American's maintenance bases. Other rentals and landing fees increased $20 million, or 10.5 percent, due to higher facilities rent and landing fees across American's system. Aircraft rentals increased $17 million, or 12.8 percent, due primarily to the addition of Reno aircraft. Other operating expense increased $78 million, or 12.1 percent, due primarily to an increase in outsourced services, booking fees, and travel and incidental costs.

Other Income (Expense) increased $72 million primarily as a result of an increase of $20 million in related party interest - net due primarily to a decline in the balance of American's intercompany balance with its parent company, an increase of $14 million in capitalized interest on aircraft purchase deposits, and a $31 million gain on the sale of a portion of American's interest in Equant N.V.

AIRCRAFT INFORMATION

In April 1999, the Company exercised its purchase rights to acquire three Boeing 737-800s. The exercise of these aircraft purchase rights will allow the Company to replace three aircraft from the Reno fleet that will not be permanently integrated into American's fleet. In addition, the Company is continuing to analyze which, if any, of the remaining Reno aircraft will be replaced by additional aircraft orders or if the aircraft will undergo modifications or enhancements to make them consistent with American's fleet. As of April 30, 1999, the Company had commitments to acquire the following aircraft: 96 Boeing 737-800s, 28 Boeing 777-200IGWs, one Boeing 767-300ER and one Boeing 757-200. Deliveries of these aircraft commence in 1999 and will continue through 2004. Payments for these aircraft will approximate $1.4 billion during the remainder of 1999, $1.8 billion in 2000, $1.1 billion in 2001 and an aggregate of approximately $750 million in 2002 through 2004. While the Company expects to fund the majority of these capital expenditures from the Company's existing cash balance and internally generated cash, some new financing may be raised depending upon capital market conditions and the Company's evolving view of its long-term needs.

    Subsequent to March 31, 1999, the Company entered into six aircraft mortgage agreements. As of May 12, 1999, the Company had borrowed approximately $300 million under these agreements.

    In addition, in April 1999, the Company announced that it will accelerate the retirement of nine McDonnell Douglas DC-10 and 16 Boeing 727-200 aircraft earlier than anticipated, thereby eliminating American's entire DC-10 fleet by the end of 2000 and advancing the retirement of the Boeing 727 fleet to the end of 2003. The accelerated retirement of these aircraft will allow American to keep capacity growth in line with global economic growth.

YEAR 2000 READINESS

State of Readiness In 1995, the Company, in conjunction with Sabre, which operates and maintains substantially all of the computer systems and applications utilized by the Company, implemented a project (the Year 2000 Project) to ensure that hardware and software systems operated by the Company are designed to operate and properly manage dates beyond December 31, 1999 (Year 2000 Readiness). The Company has assessed (i) the Company's over 1,000 information technology and operating systems that will be utilized after December 31, 1999 (IT Systems); (ii) non-information technology systems, including embedded technology, facilities, and other systems (Non-IT Systems); and (iii) the Year 2000 Readiness of its critical third party service providers. The Year 2000 Project consists of six phases: (i) awareness,
(ii) assessment, (iii) analysis, design and remediation, (iv) testing and validation, (v) quality assurance review (to ensure consistency throughout the Year 2000 Project) and (vi) creation of business continuity strategy, including plans in the event of Year 2000 failures. In developing the Company's proprietary software analysis, remediation and testing methodology for Year 2000 Readiness, it studied the best practices of the Institute of Electrical and Electronics Engineers and the British Standards Institution.

IT Systems The Company has completed the first three phases of the Year 2000 Project for all of its IT Systems. The Company has completed the testing and validation phase and quality assurance review phase for 99 percent of its IT Systems, including its computer reservations and flight operating systems that perform such "mission critical" functions as passenger bookings, ticketing, passenger check-in, aircraft weight and balance, flight planning and baggage and cargo processing. As of May 1, 1999, approximately 34 percent of the IT Systems (including the computer reservations systems) are already processing Year 2000 dates correctly.

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

Non-IT Systems The Company has substantially completed the testing and validation phase of its critical Non-IT Systems, such as aircraft avionics and flight simulators, and expects to complete the remainder of the testing and validation and the quality assurance review phase by June 30, 1999. In addition, the Company expects to complete the quality assurance review phase for substantially all of its other Non-IT Systems by June 30, 1999. The Company believes that its business, financial condition, and results of operations would not be materially adversely affected, and that it has adequate contingency plans to ensure business continuity if its other Non-IT Systems are not Year 2000 ready.

Third Party Services The Company relies on third party service providers for many services, such as telecommunications, electrical power, and data and credit card transaction processing. In addition, the Company's business is dependent upon entities which supply critical infrastructure to the airline industry, such as the air traffic control and related systems of the Federal Aviation Administration and international aviation authorities, the Department of Transportation, and airport authorities. Those service providers depend on their hardware and software systems and on interfaces with the Company's IT Systems. The Company has polled its critical service providers regarding their Year 2000 plans and state of readiness. The Company has received responses from approximately 82 percent of its critical service providers, other than providers of discretionary services that will not materially adversely affect the Company's business, financial condition, and results of operations. Most of the respondees assured the Company that their software and hardware is or will be Year 2000 ready. To the extent practical, the Company intends to seek alternatives for third party service providers that have not responded to their Year 2000 Readiness by June 30, 1999.

Costs of Year 2000 Project The Company expects to incur significant hardware, software and labor costs, as well as consulting and other expenses, in its Year 2000 Project. The Company's total estimated cost of the project is $125 to $160 million, of which approximately $113 million was incurred as of March 31, 1999. Costs associated with the Year 2000 Project are expensed as incurred, other than capitalized hardware costs, and have been funded through cash from operations.

Risks of Year 2000 Non- readiness The economy in general, and the travel and transportation industries in particular, may be adversely affected by risks associated with the Year 2000. The Company's business, financial condition, and results of operations could be materially adversely affected if systems that it operates or systems that are operated by third party service providers upon which the Company relies are not Year 2000 ready in time. There can be no assurance that these systems will continue to properly function and interface and will otherwise be Year 2000 ready. Management believes that its most likely Year 2000 risks relate to the failure of third parties with whom it has material relationships to be Year 2000 ready.

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

DALLAS LOVE FIELD

In 1968, as part of an agreement between the cities of Fort Worth and Dallas to build and operate Dallas/Fort Worth Airport (DFW), a bond ordinance was enacted by both cities (the Bond Ordinance). The Bond Ordinance
                                  -8-
required both cities to direct all scheduled interstate passenger operations to DFW and was an integral part of the bonds issued for the construction and operation of DFW. In 1979, as part of a settlement to resolve litigation with Southwest Airlines, the cities agreed to expand the scope of operations allowed under the Bond Ordinance at Dallas' Love Field. Congress enacted the Wright Amendment to prevent the federal government from acting inconsistent with this agreement. The Wright Amendment limited interstate operations at Love Field to the four states contiguous to Texas (New Mexico, Oklahoma, Arkansas and Louisiana) and prohibited through ticketing to any destination outside that perimeter. In 1997, without the consent of either city, Congress amended the Wright Amendment by (i) adding three states (Kansas, Mississippi and Alabama) to the perimeter and (ii) removing some federal restrictions on large aircraft configured with 56 seats or less (the 1997 Amendment). In October 1997, the City of Fort Worth filed suit in state district court against the City of Dallas and others seeking to enforce the Bond Ordinance. Fort Worth contends that the 1997 Amendment does not preclude the City of Dallas from exercising its proprietary rights to restrict traffic at Love Field in a manner consistent with the Bond Ordinance and, moreover, that Dallas has an obligation to do so. American joined in this litigation. On October 15, 1998, the state district court granted summary judgment in favor of Fort Worth and American, which summary judgment is being appealed to the Fort Worth Court of Appeals. In the same lawsuit, DFW filed claims alleging that irrespective of whether the Bond Ordinance is enforceable, the DFW Use Agreement prohibits American and other DFW signatory airlines from moving any interstate operations to Love Field. These claims remain unresolved. Dallas filed a separate declaratory judgment action in federal district court seeking to have the court declare that, as a matter of law, the 1997 Amendment precludes Dallas from exercising any restrictions on operations at Love Field. Further, in May 1998, Continental Airlines and Continental Express filed a lawsuit in federal court seeking a judicial declaration that the Bond Ordinance cannot be enforced to prevent them from operating flights from Love Field to Cleveland using regional jets. In December 1998, the Department of Transportation
(DOT) issued an order on the federal law questions concerning the Bond Ordinance, local proprietary powers, DFW's Use Agreement with DFW carriers such as American, and the Wright and 1997 Amendments, and concluded that the Bond Ordinance was preempted by federal law and was therefore, not enforceable. The DOT also found that the DFW Use
Agreement did not preclude American from conducting interstate operations at Love Field. Fort Worth, American and DFW have appealed the DOT's order to the Fifth Circuit Court of Appeals.

    As a result of the foregoing, the future of interstate flight operations at Love Field and American's DFW hub are uncertain. An increase in operations at Love Field to new interstate destinations could adversely impact American's business.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this report, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, included but not limited to the Form 10-K for the year ended December 31, 1998.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information provided  in
Item 7A of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
                                   -9-

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

    A federal grand jury in Miami is investigating whether American and American Eagle handled hazardous materials and processed courier shipments, cargo and excess baggage in accordance with applicable laws and regulations. In connection with this investigation, federal agents executed a search warrant at American's Miami facilities on October 22, 1997. Since that time, a number of employees have testified before the grand jury. In addition, American has been served with three subpoenas calling for the production of documents relating to the handling of courier shipments, cargo, excess baggage and hazardous materials handling and spills. American produced documents responsive to the three subpoenas. American intends to cooperate fully with the government's investigation.

    On August 7, 1998, a purported class action was filed against American Airlines in state court in Travis County, Texas (Boon Ins. Agency v. American Airlines, Inc., et al.) claiming that the $75 reissuance fee for changes to non-refundable tickets is an unenforceable liquidated damages clause and seeking a refund of the fee on behalf of all passengers who paid it, as well as interest and attorneys' fees. On September 23, 1998, Continental, Delta and America West were added as defendants to the lawsuit. On February 2, 1999, prior to any discovery being taken and a class being certified, the court granted the defendants' motion for summary judgment holding that Plaintiff's claims are preempted by the Airline Deregulation Act. Plaintiff has filed an appeal of the dismissal of the lawsuit. American intends to vigorously defend the granting of the summary judgment on appeal.
                                  -10-

                                PART II

    On April 13, 1999, an antitrust class action lawsuit was filed against American Airlines, Inc., AMR Corporation and AMR Eagle Holding Corp. in the United States District Court for the Southern District of Florida (Zifrony v. American Airlines, Inc., et al.). The lawsuit alleges that American has illegally monopolized or attempted to monopolize the market for passenger air travel into and out of DFW International Airport (DFW) and Miami International Airport (MIA) by engaging in a wide array of exclusionary, anticompetitive and predatory practices and arrangements in violation of the federal antitrust laws. The as yet uncertified class includes all persons who purchased tickets for air travel on defendants into or out of DFW or MIA from April 1995 to the present. The relief sought is treble damages, injunctive relief, attorneys' fees, and costs. To date, defendants have not been served with the lawsuit. Defendants intend to defend vigorously the case.

    On May 13, 1999, the Department of Justice sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas. The lawsuit alleges that American violated federal antitrust law by monopolizing and attempting to monopolize airline passenger service to and from Dallas/Fort Worth International Airport. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. American intends to defend the lawsuit vigorously.

Item 5.  Other Information

Legislation has been introduced in Congress that would, if enacted, provide financial assistance, in the form of guarantees and/or subsidized loans, to smaller carriers for aircraft purchases. In addition, the Department of Justice is investigating the competitive practices of major carriers at major hub airports, including
American's  practices  at DFW (for further information,  see  Item  1.
Legal Proceedings). Also, in April 1998, the DOT issued proposed pricing and capacity rules that would severely limit major carriers' ability to compete with new entrant carriers. The outcomes of the proposed legislation, the investigations and the proposed DOT rules are unknown. However, to the extent that (i) restrictions are imposed upon American's ability to respond to a competitor, or (ii) competitors have a financial advantage in the purchase of aircraft because of federal assistance, American's business may be adversely impacted.
                                  -11-

                                PART II


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12    Computation of ratio of earnings to fixed charges for the three months ended March 31, 1999 and 1998.

27   Financial Data Schedule

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

    On March 18, 1999, American filed a report on Form 8-K to announce the completion of the merger of American Airlines, Inc. and Reno Air, Inc.

    On April 22, 1999, American filed a report on Form 8-K relative to a press release issued by AMR to report AMR's first quarter 1999 earnings and to announce the acceleration of the retirement of nine DC-10 widebody aircraft and 16 Boeing 727 narrowbody aircraft.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  May 14, 1999            BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior  Vice  President - Finance  and
                               Planning and Chief Financial Officer

                                                            Exhibit 12
                        AMERICAN AIRLINES, INC.
           Computation of Ratio of Earnings to Fixed Charges
                             (in millions)

                                            Three Months Ended March 31,
                                             1999             1998
 Earnings:
 Earnings from continuing operations
  before income taxes                      $     67          $   364

 Add:  Total fixed charges (per below)          246              230

 Less:  Interest capitalized                     31               17
    Total earnings                         $    282          $   577

 Fixed charges:
 Interest                                  $     51          $    60

 Portion on rental expense
 representative of the interest factor          195              170

 Amortization of debt expense                     -                -
    Total fixed charges                    $    246          $   230

 Ratio of earnings to fixed charges            1.15             2.51
