Form 10-Q
period 1999-06-30
AMERICAN AIRLINES INC
filed 1999-08-16
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 1999.


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


Common Stock, $1 par value - 1,000 shares as of August 6, 1999

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and six months ended June 30, 1999 and 1998

  Condensed Consolidated Balance Sheets -- June 30, 1999 and December
  31, 1998

  Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 1999 and 1998

  Notes  to  Condensed Consolidated Financial Statements -- June  30,
  1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                            Three Months Ended     Six Months Ended
                                 June 30,              June 30,
                             1999       1998       1999       1998
Revenues
  Passenger                 $3,751     $3,789     $7,071     $7,367
  Cargo                        162        166        305        328
  Other                        262        238        507        458
Total operating revenues     4,175      4,193      7,883      8,153


Expenses
  Wages, salaries and
   benefits                  1,465      1,380      2,847      2,694
  Aircraft fuel                395        391        731        793
  Commissions to agents        279        305        551        590
  Depreciation and
   amortization                240        234        466        469
  Other rentals and
   landing fees                222        199        433        390
  Food service                 183        174        348        337
  Maintenance, materials
   and repairs                 180        192        398        390
  Aircraft rentals             148        133        298        266
  Other operating expenses     699        635      1,420      1,278
Total operating expenses     3,811      3,643      7,492      7,207
Operating Income               364        550        391        946

Other Income (Expense)
  Interest income               16         25         34         52
  Interest expense             (52)       (46)      (103)       (97)
  Interest capitalized          27         22         58         39
  Related party interest -net   10         (8)        21        (17)
  Miscellaneous - net           (8)        (1)        23        (17)
                                (7)        (8)        33        (40)
Earnings Before Income Taxes   357        542        424        906
Income tax provision           141        211        173        354
Net Earnings                $  216     $  331      $ 251      $ 552

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                             June 30,      December 31,
                                               1999          1998
                                                           (Note 1)
Assets

Current Assets
  Cash                                      $     44       $    85
  Short-term investments                       1,127         1,398
  Receivables, net                             1,313         1,152
  Receivable from affiliates, net                609           884
  Inventories, net                               574           520
  Deferred income taxes                          427           426
  Other current assets                           189           167
    Total current assets                       4,283         4,632

Equipment and Property
  Flight equipment, net                        9,407         7,698
  Other equipment and property, net            1,355         1,293
  Purchase deposits for flight equipment       1,114         1,536
                                              11,876        10,527

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,715         1,732
  Other equipment and property, net               97            94
                                               1,812         1,826

Route acquisition costs, net                     901           916
Other assets, net                              1,435         1,323
                                            $ 20,307       $19,224
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                          $  1,039       $    940
  Accrued liabilities                          1,630          2,070
  Air traffic liability                        2,578          2,163
  Current maturities of long-term debt            55             23
  Current obligations under capital leases       141            129
    Total current liabilities                  5,443          5,325

Long-term debt, less current maturities        1,489            920
Obligations  under capital leases, less
 current obligations                           1,474          1,542
Deferred income taxes                          1,347          1,301
Other liabilities, deferred gains, deferred
 credits and postretirement benefits           3,881          3,708

Stockholders' Equity
  Common stock                                     -            -
  Additional paid-in capital                   1,738          1,743
  Accumulated other comprehensive income          (3)            (3)
  Retained earnings                            4,938          4,688
                                               6,673          6,428
                                            $ 20,307       $ 19,224

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                              Six Months Ended June 30,
                                              1999          1998
Net Cash Provided by Operating Activities     $  604        $1,063

Cash Flow from Investing Activities:
  Capital expenditures, including net change
  in purchase deposits for flight equipment   (1,786)         (818)
  Net decrease in short-term investments         271            48
  Acquisitions and other investments             (44)            -
  Proceeds from sale of other investments         31             -
  Proceeds from sale of equipment and property    40           178
Net cash used for investing activities        (1,488)         (592)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                             (98)          (94)
  Proceeds from issuance of long-term debt       612             -
  Sale-leaseback transactions                     54             -
  Funds transferred from (to) affiliates, net    275          (336)
Net cash provided by (used for)
  financing activities                           843          (430)

Net increase (decrease) in cash                  (41)           41
Cash at beginning of period                       85            47

Cash at end of period                         $   44        $   88

Cash Payments For:
  Interest                                    $   69        $    96
  Income taxes                                    91            143

Financing Activities Not Affecting Cash:
  Capital lease obligations incurred          $   54        $    -

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. (American or the Company) Annual Report on Form 10-K for the year ended December 31, 1998. Certain amounts from 1998 have been reclassified to conform with the 1999 presentation.

2.Accumulated  depreciation of owned equipment and  property  at  June
  30, 1999 and December 31, 1998, was $6.6 billion and $6.3 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 1999 and December 31, 1998, was $1.1 billion.

  Effective January 1, 1999, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of certain aircraft types from 20 to 25 years and increased the residual value from five to 10 percent. As a result of this change, depreciation and amortization expense was reduced by approximately $40 million and net earnings was increased by approximately $25 million for the three months ended June 30, 1999. For the six months ended June 30, 1999, depreciation and amortization expense was reduced by approximately $80 million and net earnings was increased by approximately $50 million.

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

4.As of June 30, 1999, the Company had commitments to acquire the following aircraft: 91 Boeing 737-800s and 24 Boeing 777-200IGWs. In July 1999, the Company exercised its purchase rights to acquire three additional Boeing 777-200IGWs. Deliveries of these aircraft will extend through 2004. Payments for these aircraft will approximate $1.1 billion during the remainder of 1999, $1.9 billion in 2000, $1.3 billion in 2001 and an aggregate of approximately $750 million in 2002 through 2004.

  In April 1999, the Company announced that it will accelerate the retirement of nine McDonnell Douglas DC-10 and 16 Boeing 727-200 aircraft earlier than anticipated, thereby eliminating American's entire DC-10 fleet by the end of 2000 and advancing the retirement of the Boeing 727 fleet to the end of 2003.

5.In   early  February  1999,  some  members  of  the  Allied   Pilots
  Association (APA) engaged in certain activities (increased sick time and declining to fly additional trips) that resulted in numerous cancellations across American's system. These actions were taken in response to the acquisition of Reno Air, Inc. (Reno) in December 1998 and adversely impacted the Company's 1999 net earnings. In an attempt to resolve the dispute, the Company and the APA have agreed to non-binding mediation.

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

7.On  March  17, 1999, the Company and Sabre Holdings  Corporation
  (Sabre), an affiliate company, entered into a short-term credit agreement pursuant to which American may borrow from Sabre up to a maximum of $300 million. Upon entering into this agreement, American's ability to borrow up to $100 million from Sabre under a separate credit agreement was terminated. During the first half of 1999, American borrowed $300 million under the short-term credit agreement. In June 1999, American paid the $300 million balance under this agreement and American' ability to borrow up to $100 million from Sabre under the original credit agreement was reinstated through June 30, 2000.

8.During  the  second  quarter of 1999, the Company  entered  into various debt agreements which are secured by aircraft. Interest on these agreements is a variable rate based on the London Interbank
  Offered Rate (LIBOR) plus an additional spread.   Interest on  these
  agreements range from 5.47 percent to 5.9 percent and mature in 2011. As of June 30, 1999, the Company had borrowed approximately $612 million under these agreements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 1999 and 1998

American recorded net earnings for the six months ended June 30, 1999 of $251 million. This compares to net earnings of $552 million for the second quarter of 1998. American's operating income of $391 million decreased 58.7 percent, or $555 million, compared to $946 million for the same period in 1998.

American's net earnings were adversely impacted by an illegal job action by some members of the APA during the first quarter of 1999, which negatively impacted the Company's net earnings by an estimated $140 million. This was partially offset by the gain from the sale of the Equant N.V. depository certificates.

American's  passenger  revenues decreased by  4.0  percent,  or  $296 million, largely as a result of the illegal job action by some members of the APA during the first quarter of 1999. American's yield (the average amount one passenger pays to fly one mile) of
13.05 cents decreased by 5.6 percent compared to the same period in 1998. Domestic yields decreased 3.9 percent from the first six months of 1998. International yields decreased 9.4 percent, reflecting a
12.6 percent decrease in the Pacific, a 9.1 percent decrease in Europe and an 8.3 percent decrease in Latin America. The decrease in domestic yield was due primarily to increased capacity and fare sale activity in the first six months of 1999 compared to the same period in 1998, the APA job action, and the impact of international yield decreases on domestic yields. The decrease in international yields was due primarily to weak international economies, large industry capacity additions and increased fare sale activity.

American's traffic or revenue passenger miles (RPMs) increased 1.7 percent to 54.2 billion miles for the six months ended June 30, 1999. American's capacity or available seat miles (ASMs) increased 1.9 percent to 78.1 billion miles in the first six months of 1999. American's domestic traffic increased 1.4 percent on capacity growth of 1.9 percent and international traffic grew 2.3 percent on capacity increases of 1.9 percent. The increase in international traffic was driven by a 50.0 percent increase in traffic to the Pacific on capacity growth of 59.6 percent and a 2.8 percent increase in traffic to Europe on capacity growth of 5.8 percent. This was partially offset by a 4.0 percent decrease in traffic to Latin America on a capacity decline of 7.1 percent.

American's operations were adversely impacted by several external factors in the second quarter of 1999. First, American experienced record delays and cancellations due to weather, primarily at its Dallas-Fort Worth and Chicago hubs. In addition, the implementation of the Federal Aviation Administration's new Display Screen Replacement (DSR) system caused numerous delays and cancellations across American's system as three of the first five centers to receive the new DSR system - Fort Worth, New York, and Chicago - are high-traffic cities in American's network which are responsible for a significant amount of American's traffic.

American's other revenues increased $49 million, or 10.7 percent, primarily as a result of an increase in aircraft maintenance work performed by American for other airlines and increased service contracts, primarily related to ramp and consulting services.

American's operating expenses increased 4.0 percent, or $285 million. American's Jet Operations cost per ASM increased by 1.7 percent to
9.46 cents.  Wages, salaries and benefits increased $153 million,  or
5.7 percent, primarily due to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts. Aircraft fuel expense decreased 7.8 percent, or $62 million, due to a
10.4 percent decrease in American's average price per gallon, including taxes, partially offset by a 2.9 percent increase in American's fuel consumption. Other rentals and landing fees increased $43 million, or 11.0 percent, due to higher facilities rent and landing fees across American's system. Aircraft rentals increased $32 million, or 12.0 percent, due primarily to the addition of Reno aircraft. Other operating expense increased $142 million, or
11.1 percent, due primarily to an increase in outsourced services, booking fees, aircraft maintenance work performed by American for other airlines, and travel and incidental costs.

Other Income (Expense) increased $73 million primarily as a result of an increase of $38 million in related party interest - net due primarily to a decline in the balance of American's intercompany balance with its parent company, an increase of $19 million in capitalized interest on aircraft purchase deposits, and a $31 million gain on the sale of a portion of American's interest in Equant N.V. The increase was partially offset by a decrease of approximately $18 million in interest income as a result of lower investment balances and a decline in interest rates.

AIRCRAFT COMMITMENTS

As of June 30, 1999, the Company had commitments to acquire the following aircraft: 91 Boeing 737-800s and 24 Boeing 777-200IGWs. In July 1999, the Company exercised its purchase rights to acquire three additional Boeing 777-200IGWs. Deliveries of these aircraft will extend through 2004. Payments for these aircraft will approximate $1.1 billion during the remainder of 1999, $1.9 billion in 2000, $1.3 billion in 2001 and an aggregate of approximately $750 million in 2002 through 2004. In April 1999, the Company announced that it will accelerate the retirement of nine McDonnell Douglas DC-10 and 16 Boeing 727-200 aircraft earlier than anticipated, thereby eliminating American's entire DC-10 fleet by the end of 2000 and advancing the retirement of the Boeing 727 fleet to the end of 2003. The Company expects to fund its remaining 1999 capital expenditures from the Company's existing cash and short-term investments, internally generated cash, and new financing depending upon capital market conditions and the Company's evolving view of its long-term needs.

YEAR 2000 READINESS

State  of Readiness   In 1995, the Company, in conjunction with Sabre,
which operates and maintains substantially all of the computer systems and applications utilized by the Company, implemented a project (the Year 2000 Project) to ensure that hardware and software systems operated by the Company are designed to operate and properly manage dates beyond December 31, 1999 (Year 2000 Readiness).
The   Year  2000  Project  consists  of  six  phases:  (i)  awareness,
(ii) assessment, (iii) analysis, design and remediation, (iv) testing and validation, (v) quality assurance review (to ensure consistency throughout the Year 2000 Project) and (vi) creation of business continuity  strategy,  including plans  in  the  event  of  Year  2000
failures.   In developing the Company's proprietary software analysis, remediation and testing methodology for Year 2000 Readiness, it studied the best practices of the Institute of Electrical and Electronics Engineers and the British Standards Institution. The Company has assessed (i) the Company's over 1,000 information technology and operating systems that will be utilized after December 31, 1999 (IT Systems); (ii) non-information technology systems, including embedded technology, facilities, and other systems (Non-IT Systems); (iii) the Year 2000 Readiness of its critical third party service providers.

      IT Systems The Company has completed the first three phases of the Year 2000 Project for all of its IT Systems. The Company has completed the testing and validation phase and quality assurance review phase for 99 percent of its IT Systems, including its computer reservations and flight operating systems that perform such "mission critical" functions as passenger bookings, ticketing, passenger check-in, aircraft weight and balance, flight planning and baggage and cargo processing. As of July 1, 1999, approximately 37 percent of those IT Systems (including the computer reservations systems) are already successfully processing Year 2000 dates in actual use.

      Using dedicated testing environments and applying rigorous test standards, the Company is actively testing the remaining one percent of its IT Systems to determine if they are Year 2000 ready or if further remediation is necessary. The Company estimates completing the testing and validation phase and quality assurance review phase, and the business continuity phase for its remaining IT Systems during the third quarter of 1999.

     Non-IT Systems The Company has completed the first five phases of the Year 2000 project for 99 percent of its Non-IT Systems, such as aircraft avionics and flight simulators. The Company estimates completing the final phase of business continuity for its Non-IT systems during the third quarter of 1999.

    Third Party Services The Company's business is dependent upon entities which supply critical infrastructure to the airline industry, such as the air traffic control and related systems of the Federal Aviation Administration and international aviation authorities, the Department of Transportation, and airport authorities. Those service providers depend on their hardware and software systems and on interfaces with the Company's IT Systems. The Company is actively involved in the Air Transport Association
(ATA) and the International Air

Transport Association (IATA) Year 2000 Airline Industry Program to ensure the readiness of airports, air traffic service providers, and commercial airline suppliers worldwide. As part of this program, the ATA and IATA are monitoring approximately 2,500 airports, 185 air traffic control service providers, and more than 5,000 commercial airline suppliers throughout the world regarding their Year 2000 Readiness. The results of these studies indicate that a majority of the domestic and international airports in which American operates have made significant progress towards their Year 2000 Readiness. Nevertheless, the Company continues to monitor the progress of a number of key airports that, if not properly prepared for the Year 2000, could disrupt the Company's ability to provide services to its customers.

   In addition, the Company relies on third party service providers for many services, such as telecommunications, electrical power, and data and credit card transaction processing. Those service providers depend on their hardware and software systems and on interfaces with the Company's IT Systems. The Company is monitoring its critical service providers regarding their Year 2000 Readiness and has received responses from approximately 87 percent of its critical service
providers.   Such respondents assured the Company that their  software
and hardware is or will be Year 2000 ready. To the extent practical, the Company will implement contingencies for the third party critical service providers that have not responded.

    The Company does not expect the Year 2000 issues it might encounter with third parties to be materially different from those encountered by other airlines, including the Company's competitors.

Costs of Year 2000 Project The Company expects to incur significant hardware, software and labor costs, as well as consulting and other expenses, in its Year 2000 Project. The Company's total estimated cost of the project is $125 to $130 million, of which approximately $120 million was incurred as of June 30, 1999. Costs associated with the Year 2000 Project are expensed as incurred, other than capitalized hardware costs, and have been funded through cash from operations.

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

   Although the Company is not aware of any threatened claims related to the Year 2000, the Company may be subject to litigation arising from such claims and, depending on the outcome, such litigation could have a material adverse affect on the Company. There can be no assurance that the Company's insurance coverage would be adequate to offset these and other business risks related to the Year 2000 issue.

Business Continuity Plans   The Company has identified four potential
risk areas related to the Year 2000 and is developing and refining plans to continue its business in the event of Year 2000 failures in response to those risks. The Company believes that its most likely
Year 2000 risks relate to the failure of third parties with whom it has material relationships to be Year 2000 compliant. In response to this risk, the Company has been actively participating with the ATA and IATA Year 2000 Airline Industry program to ensure the readiness of airports and air traffic services worldwide. The Company is in the process of collecting additional business continuity information from such suppliers in order to effectively manage any failures. The second risk area relates to the effective prioritization and management of any Year 2000 failures. The Company is establishing an Enterprise
Command Center in order to prioritize issues, manage resources, coordinate problem resolution and communicate status in the event of Year 2000 failures. The third risk area relates to the possibility that the Company's employees will fail to report to work on or around December 31, 1999, thereby potentially disrupting the Company's operations. In order to mitigate such risk, American may voluntarily reduce its schedule during this timeframe. The fourth risk area relates to the failure of critical internal business processes, services, systems and facilities. Although the Company has tested all systems including those not impacted by dates, the Company is developing business continuity plans to manage potential internal Year 2000 failures and expects to complete these plans by September 30, 1999. The Company's business continuity plans include performing certain processes manually; maintaining dedicated staff to be available at crucial dates to remedy unforeseen problems; installing defensive code to protect real-time systems from improperly formatted date data supplied by third parties; repairing or obtaining replacement systems; and reducing or suspending certain non-critical aspects of the Company's services or operations. Because of the pervasiveness and complexity of the Year 2000 issue, and in particular the uncertainty concerning the efforts and success of third parties to be Year 2000 compliant, the Company will continue to refine its contingency plans during 1999.

    The  costs of the project and the date on which the Company plans to complete the Year 2000 Readiness program are based on management's best estimates, which were derived utilizing numerous assumptions of
future   events  including  the  continued  availability  of  certain
resources,   third  party  modification  plans  and  other   factors.
Even though the Company has met all established deadlines and the cost estimates have remained constant, actual results could differ materially from these estimates. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the failure of third parties to be Year 2000 ready, and similar uncertainties.

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

 FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this report, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K for the year ended December 31, 1998.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes from the information provided  in
Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                                PART II

    On May 20, 1999, several class action lawsuits filed against the Allied Pilots Association (APA) seeking compensation for passengers and cargo shippers adversely affected by an illegal sick-out by some of American's pilots in February 1999 were consolidated in the United States District Court for the Northern District of Texas, Dallas Division (In re Allied Pilots Association Class Action Litigation). Plaintiffs are not seeking to hold American independently liable. Instead, Plaintiffs named American as a defendant inasmuch as American has a $45 million judgment against the APA that exceeds APA's total assets. Plaintiffs claim they are entitled to some or all of the APA's limited funds. APA filed cross claims against American alleging that American must indemnify pilots who put themselves on the sick list. American is vigorously defending all claims against it.

    On July 26, 1999, a class action lawsuit was filed against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have or will be required to pay monies to American for debit memos for fare rules violations from July 26, 1995 to the present. Plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. American intends to vigorously defend the lawsuit.

   On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas. The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. American intends to defend the lawsuit vigorously.

   Between May 14, 1999 and June 7, 1999, seven class action lawsuits were filed against AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in the United States District Court in Wichita, Kansas seeking treble damages under federal and state antitrust laws, as well as injunctive relief and attorneys' fees. (King v. AMR Corp., et al.; Smith v. AMR Corp., et al.; Team Electric v. AMR Corp., et al.; Warren v. AMR Corp., et al.; Whittier v. AMR Corp., et al.; Wright v. AMR Corp., et al.; and Youngdahl v. AMR
Corp., et al.). Collectively, these lawsuits allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. Two of the suits (Smith and Wright) also allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by offering discounted fares to corporate purchasers, by offering a frequent flyer program, by imposing certain conditions on the use and availability of certain fares, and by offering override commissions to travel agents. The suits propose to certify several classes of consumers, the broadest of which is all persons who purchased tickets for air travel on American into or out of DFW since 1995 to the present, although to date no class has been certified. American intends to defend these lawsuits vigorously.

   Also since the filing of the Department of Justice case, one class action lawsuit filed on April 13, 1999, against AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Fort Lauderdale, Florida, (Zifrony v. AMR Corp., et al.), alleging that American violated federal antitrust law by monopolizing and attempting to monopolize airline passenger service to and from DFW and Miami International Airport, was dismissed.

Item 5.  Other Information

The Department of Justice is investigating the competitive practices of major carriers at major hub airports, including American's practices at DFW (for further information, see Item 1. Legal Proceedings). Also, in April 1998, the DOT issued proposed pricing and capacity rules that would severely limit major carriers' ability to compete with new entrant carriers. The outcomes of the investigations and the proposed DOT rules are unknown. However, to the extent that (i) restrictions are imposed upon American's ability to respond to a competitor, or (ii) competitors have an advantage because of federal assistance, American's business may be adversely impacted.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 1999 and 1998.

27   Financial Data Schedule


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


                               AMERICAN AIRLINES, INC.




Date:  August 16, 1999         BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior  Vice President - Finance  and
                               Chief Financial Officer

                                                            Exhibit 12
                        AMERICAN AIRLINES, INC.
           Computation of Ratio of Earnings to Fixed Charges
                             (in millions)

                                       Three Months         Six Months
                                      Ended June 30,      Ended June 30,
                                       1999     1998      1999     1998

 Earnings:
 Earnings before income taxes          $357      $542      $424     $906

 Add:  Total fixed charges (per         249      232        495      462
 below)

 Less:  Interest capitalized             27       22         58       39
    Total earnings                     $579     $752       $861   $1,329

 Fixed charges:
 Interest, including interest
  capitalized                          $ 52      $54       $103     $114

Portion on rental expense
 representative of the interest
 factor                                 197      178        392     348

 Amortization of debt expense             -        -          -       -
    Total fixed charges                $249     $232       $495    $462

 Ratio of earnings to fixed charges    2.33     3.24       1.74    2.88