Form 10-Q
period 1999-09-30
AMERICAN AIRLINES INC
filed 1999-11-05
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 1999.


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


Common Stock, $1 par value - 1,000 shares as of October 29, 1999

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and nine months ended September 30, 1999 and 1998

  Condensed Consolidated Balance Sheets -- September 30, 1999 and December 31, 1998

  Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 1999 and 1998

  Notes  to  Condensed Consolidated Financial Statements -- September
  30, 1999


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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                            Three Months Ended    Nine Months Ended
                              September 30,         September 30,
                             1999       1998       1999       1998
Revenues
  Passenger                 $3,900     $3,871     $10,971    $11,238
  Cargo                        158        157         463        485
  Other                        257        244         764        702
Total operating revenues     4,315      4,272      12,198     12,425


Expenses
  Wages, salaries and
   benefits                  1,434      1,376       4,281      4,070
  Aircraft fuel                436        387       1,167      1,180
  Commissions to agents        294        292         845        882
  Depreciation and
   amortization                247        239         713        708
  Other rentals and
   landing fees                228        206         661        596
  Maintenance, materials
   and repairs                 218        216         616        606
  Food service                 195        183         543        520
  Aircraft rentals             147        133         445        399
  Other operating expenses     737        682       2,157      1,960
Total operating expenses     3,936      3,714      11,428     10,921
Operating Income               379        558         770      1,504

Other Income (Expense)
  Interest income               19         29          53         81
  Interest expense             (62)       (50)       (165)      (147)
  Interest capitalized          25         27          83         66
  Related party interest-net    10         (1)         31        (18)
  Miscellaneous - net           (7)         1          16        (16)
                               (15)         6          18        (34)
Earnings Before Income Taxes   364        564         788      1,470
Income tax provision           144        218         317        572
Net Earnings                $  220     $  346       $ 471     $  898

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                          September 30,   December 31,
                                              1999          1998
                                                           (Note 1)
Assets
Current Assets
  Cash                                      $     83        $    85
  Short-term investments                       1,401          1,398
  Receivables, net                             1,372          1,152
  Receivable from affiliates, net                660            884
  Inventories, net                               615            520
  Deferred income taxes                          426            426
  Other current assets                           194            167
    Total current assets                       4,751          4,632

Equipment and Property
  Flight equipment, net                        9,696          7,698
  Other equipment and property, net            1,433          1,293
  Purchase deposits for flight equipment       1,239          1,536
                                              12,368         10,527

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,649          1,732
  Other equipment and property, net               97             94
                                               1,746          1,826

Route acquisition costs, net                     894            916
Other assets, net                              1,372          1,323
                                            $ 21,131       $ 19,224
Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                          $  1,051       $    940
  Accrued liabilities                          1,769          2,070
  Air traffic liability                        2,596          2,163
  Current maturities of long-term debt            71             23
  Current obligations under capital leases       143            129
    Total current liabilities                  5,630          5,325

Long-term debt, less current maturities        1,790            920
Obligations  under  capital leases, less
 current obligations                           1,487          1,542
Deferred income taxes                          1,402          1,301
Other liabilities, deferred gains, deferred
  credits and postretirement benefits          3,924          3,708

Stockholder's Equity
  Common stock                                     -            -
  Additional paid-in capital                   1,743          1,743
  Accumulated other comprehensive income          (3)            (3)
  Retained earnings                            5,158          4,688
                                               6,898          6,428
                                            $ 21,131       $ 19,224

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                Nine Months Ended
                                                  September 30,
                                              1999          1998
Net Cash Provided by Operating Activities     $1,343        $2,214

Cash Flow from Investing Activities:
  Capital expenditures, including net change
   in purchase deposits for flight equipment  (2,412)       (1,393)
  Acquisitions and other investments             (44)            -
  Net decrease (increase) in short-term
   investments                                    (3)           83
  Proceeds from sale of other investments         31             -
  Proceeds from sale of equipment
   and property                                   55           195
Net cash used for investing activities        (2,373)       (1,115)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                            (173)         (129)
  Proceeds from issuance of long-term debt       923             -
  Sale-leaseback transactions                     54           108
  Funds transferred from (to) affiliates, net    224        (1,059)
Net cash provided by (used for)
  financing activities                         1,028        (1,080)

Net increase (decrease) in cash                   (2)           19
Cash at beginning of period                       85            47

Cash at end of period                         $   83       $    66

Cash Payments For:
  Interest                                    $  112       $    128
  Income taxes                                    97            161

Financing Activities Not Affecting Cash:
  Capital lease obligations incurred          $   54       $    108

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

2.Accumulated   depreciation  of  owned  equipment  and  property   at
  September 30, 1999 and December 31, 1998, was $6.8 billion and $6.3 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 1999 and December 31, 1998, was $1.1 billion.

  Effective January 1, 1999, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of certain aircraft types from 20 to 25 years and increased the residual value from five to 10 percent. As a result of this change, depreciation and amortization expense was reduced by approximately $39 million and net earnings was increased by approximately $23 million for the three months ended September 30, 1999. For the nine months ended September 30, 1999, depreciation and amortization expense was reduced by approximately $119 million and net earnings was increased by approximately $70 million.

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

4.As of September 30, 1999, the Company had commitments to acquire the following aircraft: 85 Boeing 737-800s and 26 Boeing 777-200IGWs. Deliveries of these aircraft extend through 2004. Payments for these aircraft approximate $700 million during the remainder of 1999, $1.9
  billion  in  2000,  $1.3  billion  in  2001  and  an  aggregate   of
  approximately $750 million in 2002 through 2004.

  In April 1999, the Company announced that it will accelerate the retirement of nine McDonnell Douglas DC-10 and 16 Boeing 727-200 aircraft, thereby eliminating American's entire DC-10 fleet by the end of 2000 and advancing the retirement of the Boeing 727 fleet to the end of 2003.

5.In   early  February  1999,  some  members  of  the  Allied   Pilots
  Association (APA) engaged in certain activities (increased sick time and declining to fly additional trips) that resulted in numerous cancellations across American's system. These actions were taken in response to the acquisition of Reno Air, Inc. (Reno) and adversely impacted the Company's 1999 net earnings. On October 30, 1999, American and the APA reached agreement on a number of issues, including the integration of Reno and American pilot workforces, and new processes to facilitate and foster the amicable resolution of future issues between American and the APA.

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

  Based upon a reallocation between the owners of the certificates in July 1999 and the acquisition of additional depository certificates from other airlines, as of September 30, 1999, the Company holds approximately 1.8 million depository certificates, excluding certificates held for the benefit of Sabre, with an estimated market value of approximately $150 million.

7.On  March  17,  1999,  the Company and Sabre  Holdings  Corporation
  (Sabre), an affiliate company, entered into a short-term credit agreement pursuant to which American may borrow from Sabre up to a maximum of $300 million. Upon entering into this agreement, American's ability to borrow up to $100 million from Sabre under a separate credit agreement was terminated. During the first half of 1999, American borrowed $300 million under the short-term credit agreement. In June 1999, American paid the $300 million outstanding under this agreement and American's ability to borrow up to $100 million from Sabre under the original credit agreement was reinstated through June 30, 2000. In addition, the renewed credit agreement allows Sabre to borrow up to $300 million from American.

8.During  1999, American entered into various debt  agreements which  are  secured by aircraft.  Interest rates on these agreements
  range  from  5.6 percent to 6.6 percent and mature in 2011.   As  of
  September 30, 1999, the Company had borrowed approximately $753 million under these agreements.

  On October 6, 1999, American issued $600 million of pass-through certificates which are secured by 15 Boeing aircraft. Interest on these certificates range from 6.855 to 7.324 percent and mature in 2004 and 2009. A portion of these proceeds were used to repay $170 million of secured debt borrowed by American during September 1999.
                                          -5-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 1999 and 1998

American recorded net earnings for the nine months ended September 30, 1999 of $471 million. This compares to net earnings of $898 million for the same period in 1998. American's operating income of $770 million decreased 48.8 percent, or $734 million, compared to $1.5 billion for the same period in 1998.

American's net earnings were adversely impacted by an illegal job action by some members of the APA during the first quarter of 1999, which negatively impacted the Company's net earnings by an estimated $140 million. This was partially offset by the gain of $31 million from the sale of the Equant N.V. depository certificates.

American's results for the nine months ended September 30, 1999 reflect the acquisition of Reno. American's passenger revenues decreased by 2.4 percent, or $267 million, largely as a result of the illegal job action by some members of the APA during the first quarter of 1999. American's yield (the average amount one passenger pays to fly one mile) of 12.98 cents decreased by 4.8 percent compared to the same period in 1998. Domestic yields decreased 3.0 percent from the first nine months of 1998. International yields decreased 8.7 percent, reflecting a 9.1 percent decrease in Europe, an 8.9 percent decrease in the Pacific and a 7.5 percent decrease in Latin America. The decrease in domestic yield was due primarily to increased capacity and fare sale activity in the first half of 1999 compared to the same period in 1998, the APA job action, and the impact of international yield decreases on domestic yields. The decrease in international yields was due primarily to weak international economies, large industry capacity additions and increased fare sale activity.

American's traffic or revenue passenger miles (RPMs) increased 2.5 percent to 84.5 billion miles for the nine months ended September 30, 1999. American's capacity or available seat miles (ASMs) increased
3.3 percent to 120.4 billion miles in the first nine months of 1999. American's domestic traffic increased 1.8 percent on capacity growth of 3.5 percent and international traffic grew 4.1 percent on capacity increases of 2.9 percent. The increase in international traffic was driven by a 46.7 percent increase in traffic to the Pacific on capacity growth of 50.2 percent and a 4.5 percent increase in traffic to Europe on capacity growth of 7.5 percent. This was partially offset by a 2.1 percent decrease in traffic to Latin America on a capacity decline of 6.0 percent.

American's operations were adversely impacted by several external factors primarily in the second quarter of 1999. First, American experienced record delays and cancellations due to weather, primarily at its Dallas-Fort Worth and Chicago hubs. In addition, the implementation of the Federal Aviation Administration's new Display Screen Replacement (DSR) system caused numerous delays and cancellations across American's system as three of the first five centers to receive the new DSR system - Fort Worth, New York, and Chicago - are high-traffic cities in American's network which are responsible for a significant amount of American's traffic.

American's operating expenses increased 4.6 percent, or $507 million. American's cost per ASM increased by 1.2 percent to 9.38 cents. Wages, salaries and benefits increased $211 million, or 5.2 percent, primarily due to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts, partially offset by a decrease in the provision for profit-sharing. Other rentals and landing fees increased $65 million, or 10.9 percent, due to higher facilities rent and landing fees across American's system and the addition of Reno. Aircraft rentals increased $46 million, or 11.5 percent, due primarily to the addition of Reno aircraft. Other operating expense increased $197 million, or 10.1 percent, due primarily to an increase in outsourced services, travel and incidental costs, booking fees, aircraft maintenance work performed by American for other airlines, and the acquisition of Reno.

Other Income (Expense) increased $52 million primarily as a result of an increase of $49 million in related party interest - net due primarily to an increase in the balance of American's intercompany receivable balance with its parent company, an increase of $17 million in capitalized interest on aircraft purchase deposits, and a $31 million gain on the sale of a portion of American's interest in Equant N.V. These increases were partially offset by a decrease of approximately $28 million in interest income as a result of lower investment balances and a decline in interest rates and an increase in interest expense of approximately $18 million resulting from an increase in long-term debt for aircraft financing.

AIRCRAFT COMMITMENTS

As of September 30, 1999, the Company had commitments to acquire the following aircraft: 85 Boeing 737-800s and 26 Boeing 777-200IGWs. Deliveries of these aircraft extend through 2004. Payments for these aircraft approximate $700 million during the remainder of 1999, $1.9 billion in 2000, $1.3 billion in 2001 and an aggregate of approximately $750 million in 2002 through 2004. In April 1999, the Company announced that it will accelerate the retirement of nine McDonnell Douglas DC-10 and 16 Boeing 727-200 aircraft, thereby eliminating American's entire DC-10 fleet by the end of 2000 and advancing the retirement of the Boeing 727 fleet to the end of 2003. The Company expects to fund its remaining 1999 capital expenditures from the Company's existing cash and short-term investments, internally generated cash, and new financing depending upon capital market conditions and the Company's evolving view of its long-term needs.

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

      IT Systems The Company has completed the first five phases of the Year 2000 Project for all of its IT Systems, including its computer reservations and flight operating system applications that perform such "mission critical" functions as passenger bookings, ticketing, passenger check-in, aircraft weight and balance, flight planning and baggage and cargo processing. As of October 1, 1999, approximately 44 percent of those IT Systems (including the computer reservations systems) are already successfully processing Year 2000 dates in actual use. The Company has installed Year 2000 Readiness hardware and software at all of its locations worldwide. The Company is following structured clean management processes to keep all of its IT Systems Year 2000 ready.

     Non-IT Systems The Company has completed the first five phases of the Year 2000 project for all of its Non-IT Systems which includes aircraft avionics and flight simulators. The Company believes that is has adequate contingency plans to ensure business continuity if any of its Non-IT systems are not Year 2000 ready.

    Third Party Services The Company's business is dependent upon entities which supply critical infrastructure to the airline industry, such as the air traffic control and related systems of the Federal Aviation Administration and international aviation authorities, the Department of Transportation, and airport authorities. Those service providers depend on their hardware and software systems and on interfaces with the Company's IT Systems. The Company is actively involved in the Air Transport Association
(ATA) and the International Air Transport Association (IATA) Year 2000 Airline Industry Program to ensure the readiness of airports, air traffic service providers, and commercial airline suppliers worldwide. As part of this program, the ATA and IATA are monitoring approximately 2,500 airports, 185 air traffic control service providers, and more than 5,000 commercial airline suppliers throughout the world regarding their Year 2000 Readiness. The results of these studies indicate that a majority of the domestic and international airports in which American operates have made significant progress towards their Year 2000 Readiness. Nevertheless, the Company continues to closely monitor the progress of a number of key airports that, if not properly prepared for the Year 2000, could disrupt the Company's ability to provide services to its customers.

   In addition, the Company relies on third party service providers for many services, such as telecommunications, electrical power, and data and credit card transaction processing. Those service providers depend on their hardware and software systems and on interfaces with the Company's IT Systems. The Company is monitoring its critical service providers regarding their Year 2000 Readiness and has received responses from over 90 percent of its critical service providers. Such respondents assured the Company that their software and hardware is or will be Year 2000 ready. To the extent practical, the Company will implement contingencies for the third party critical service providers that have not responded.

    The Company does not expect the Year 2000 issues it might encounter with third parties to be materially different from those encountered by other airlines, including the Company's competitors.

Costs of Year 2000 Project The Company expects to incur significant hardware, software and labor costs, as well as consulting and other expenses, in its Year 2000 Project. The Company's total estimated cost of the project is $125 to $130 million, of which approximately $123 million was incurred as of September 30, 1999. Costs associated with the Year 2000 Project are expensed as incurred, other than capitalized hardware costs, and have been funded through cash from operations.

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

Business  Continuity Plans   The Company has identified four potential
risk areas related to the Year 2000 and is developing and refining plans to continue its business in the event of Year 2000 failures in response to those risks. The Company believes that its most likely Year 2000 risks relate to the failure of third parties with whom it has material relationships to be Year 2000 ready. In response to this risk, the Company has been actively participating with the ATA and IATA Year 2000 Airline Industry Program to ensure the readiness of airports and air traffic services worldwide. The Company is in the process of collecting additional business continuity information from
such  suppliers  in  order to effectively manage  any  failures.   The
second   risk  area  relates  to  the  effective  prioritization   and
management of any Year 2000 failures. The Company is establishing an Enterprise Command Center in order to prioritize issues, manage resources, coordinate problem resolution and communicate status in the event of Year 2000 failures. The third risk area relates to the possibility that the Company's employees will fail to report to work on or around December 31, 1999, thereby potentially disrupting the Company's operations. Somewhat mitigating this risk is that the Company will be operating a reduced holiday schedule due to soft passenger demand. In addition, the Company may undertake initiatives to encourage personnel to work as scheduled. The fourth risk area relates to the failure of critical internal business processes, services, systems
and  facilities.   The Company has tested all systems including  those
not  impacted by dates and has completed approximately 98  percent  of its  business continuity plans to manage potential internal Year  2000
failures.   The Company's business continuity plans include performing
certain  processes  manually;  maintaining  dedicated  staff   to   be
available at crucial dates to remedy unforeseen problems; installing defensive code to protect real-time systems from improperly formatted
date   data   supplied  by  third  parties;  repairing  or   obtaining
replacement systems; and reducing or suspending certain non-critical aspects of the Company's services or operations. In addition, the Company will assess its operational readiness by evaluating mission critical systems and reporting the status to the Enterprise Command
Center.   Appropriate  actions  will be taken  when  issues  regarding industry readiness impacts the airline's operations. Because of the pervasiveness and complexity of the Year 2000 issue, and in particular the uncertainty concerning the efforts and success of third parties to
be   Year  2000  ready,  the  Company  will  continue  to  refine  its contingency plans during the fourth quarter.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                      PART II:  OTHER INFORMATION


Item 1.  Legal Proceedings

In connection with its frequent flyer program, American was sued in two purported class action cases (Wolens et al v. American Airlines, Inc. and Tucker v. American Airlines, Inc.) that were consolidated and are currently pending in the Circuit Court of Cook County, Illinois. The litigation arises from certain changes made to American's AAdvantage frequent flyer program in May 1988 which limited the number of seats available to participants traveling on certain awards. In the consolidated action, the plaintiffs seek to represent all persons who joined the AAdvantage program before May 1988 and accrued mileage credits before the seat limitations were introduced and allege that these changes breached American's contract with AAdvantage members. Plaintiffs seek money damages and attorneys' fees. The complaint originally asserted several state law claims, however only the plaintiffs' breach of contract claim remains after the U. S. Supreme Court ruled that the Airline Deregulation Act preempted the other claims. Although the case has been pending for numerous years, it still is in its preliminary stages. The court has not ruled on the plaintiffs' motion for class certification. American has a motion for judgement on the pleadings pending and is vigorously defending the lawsuit.

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

    On May 20, 1999, several class action lawsuits filed against the Allied Pilots Association (APA) seeking compensation for passengers and cargo shippers adversely affected by an illegal sick-out by some of American's pilots in February 1999 were consolidated in the United States District Court for the Northern District of Texas, Dallas Division (In re Allied Pilots Association Class Action Litigation). Plaintiffs are not seeking to hold American independently liable. Instead, Plaintiffs named American as a defendant inasmuch as American has a $45.5 million judgment against the APA that exceeds APA's total assets. Plaintiffs claim they are entitled to some or all of the APA's limited funds. APA filed cross claims against American alleging that American must indemnify pilots who put themselves on the sick list. American is vigorously defending all claims against it.

                                PART II

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

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 1999 and 1998.

27   Financial Data Schedule


            On October 6, 1999, American filed a report on Form 8-K relative to filing documents with reference to the Registration Statement on Form S-3 (Registration No. 333-74937) of American Airlines, Inc.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  November 5, 1999        BY: /s/  Gerard J. Arpey
                               Gerard J. Arpey
                               Senior  Vice President - Finance  and
                               Chief Financial Officer

                                                            Exhibit 12
                        AMERICAN AIRLINES, INC.
           Computation of Ratio of Earnings to Fixed Charges
                             (in millions)

                                       Three Months        Nine Months
                                           Ended              Ended
                                       September 30,      September 30,
                                       1999     1998      1999     1998
 Earnings:
 Earnings before income taxes          $364      $564      $788     $1,470

 Add:Total fixed charges (per below)    260       231       757        693

 Less:  Interest capitalized             25        27        83         66
    Total earnings                     $599      $768    $1,462     $2,097

 Fixed charges:
 Interest, including interest
 capitalized                           $ 62       $51      $165       $165

Portion on rental expense
 representative of the interest
 factor                                 198       179       591        527

 Amortization of debt expense             -         1         1          1
    Total fixed charges                $260      $231      $757       $693

 Ratio   of   earnings  to   fixed
 charges                               2.30      3.32      1.93       3.03