Form 10-K405
period 1999-12-31
AMERICAN AIRLINES INC
filed 2000-03-27
CIK 4515

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For fiscal year ended December 31, 1999.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-2691.

                             AMERICAN AIRLINES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                                   13-1502798
----------------------------------------   ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

      4333 Amon Carter Blvd.
        Fort Worth, Texas                                 76155
----------------------------------------   ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code  (817) 963-1234
                                                    --------------
Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                  Name of exchange on which registered
----------------------------------------   ------------------------------------
             NONE                                          NONE

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

American Airlines, Inc. is a wholly-owned subsidiary of AMR Corporation, and there is no market for the registrant's common stock. As of March 20, 2000, 1,000 shares of the registrant's common stock were outstanding.

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

       American is one of the largest scheduled passenger airlines in the world. At the end of 1999, American provided scheduled jet service to more than 169 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system.

COMPETITION

Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates four hubs: Dallas/Fort Worth (DFW), Chicago O'Hare, Miami and San Juan, Puerto Rico. Delta Air Lines and United Airlines also have hub operations at DFW and Chicago O'Hare, respectively.

       The American Eagle carriers, owned by AMR Eagle Holding Corporation, an AMR subsidiary, increase the number of markets American serves by providing connections at American's hubs and certain other major airports. The American Eagle carriers serve smaller markets through Boston, DFW, Chicago, Miami, San Juan, Los Angeles and New York's John F. Kennedy International Airport. American's competitors also own or have marketing agreements with regional carriers which provide service at their major hubs.

       In addition to its extensive domestic service, American provides international service to the Caribbean, Canada, Latin America, Europe and the Pacific. American's operating revenues from foreign operations were approximately $5.0 billion in 1999 and $5.1 billion in 1998 and 1997. Additional information about the Company's foreign operations is included in Note 11 to the consolidated financial statements.

       The domestic airline industry is fiercely competitive. Currently, any carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its domestic non-stop routes, American faces competing service from at least one, and sometimes more than one, major domestic airline including: America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, Trans World Airlines, United Airlines, US Airways and their affiliated regional airlines. Competition is even greater between cities that require a connection, where as many as nine airlines may compete via their respective hubs. American also competes with national, regional, all-cargo, and charter carriers and, particularly on shorter segments, ground transportation.

       On all of its routes, pricing decisions are affected, impart, by competition from other airlines, some of which have cost structures significantly lower than American's and can therefore operate profitably at lower fare levels. As of December 31, 1999, approximately 56 percent of American's bookings were impacted by competition from low-cost carriers.

       The majority of the tickets for travel on American are sold by travel agents. Domestic travel agents generally receive a base commission of five percent of the price of the tickets they sell. This amount is capped at a maximum of $50 for a domestic roundtrip itinerary and $100 for an international roundtrip itinerary. Airlines often pay additional commissions in connection with special revenue programs. Accordingly, airlines compete not only with respect to the price of the tickets sold but also with respect to the amount of commissions paid.

       The growing use of electronic distribution systems provides the Company with an ever-increasing ability to lower its distribution costs. The Company continues to expand the capabilities of its Internet website - AA.com - and the use of electronic ticketing throughout the Company's network. In addition, the Company has entered into various agreements with several Internet travel providers, including Travelocity.com, Expedia and Priceline.com. The base commission for sales through Internet travel providers is significantly lower than traditional travel agencies.

       International air transportation is subject to extensive government regulation. In providing international air transportation, American competes with foreign investor-owned carriers, state-owned carriers and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. American's operating authority in these markets is subject to aviation agreements between the U.S. and the respective countries, and in some cases, fares and schedules require the approval of the DOT and/or the relevant foreign governments. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of such route authorities, or otherwise adversely affect American's international operations. Bilateral agreements between the U.S. and various foreign countries served by American are subject to frequent renegotiation. In addition, at most foreign airports, a carrier needs slots (landing and take-off authorizations) before the carrier can introduce new service or increase existing service. The availability of such slots is not assured and can therefore inhibit a carrier's efforts to compete in certain markets.

       The major U.S. carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, foreign governments, which own and subsidize some of American's foreign competitors, limit U.S. carriers' rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other's markets, various U.S. and foreign carriers -- including American -- have established marketing relationships with other airlines. American currently has code-sharing programs with Air Pacific, Alaska Airlines, Asiana Airlines, Canadian Airlines International Limited (Canadian), China Eastern Airlines, EVA, Finnair, Gulf Air, Hawaiian Airlines, Iberia, Japan Airlines, LanChile, LOT Polish Airlines, Qantas Airways, Sabena, SNCF, Swissair, TACA Group and the TAM Group. Certain of these relationships also include reciprocity between American and the other airlines' frequent flyer programs. In addition, the Company expects to implement or expand alliances with other international carriers, including Aeropostal, Aer Lingus, Avianca, Aerolineas Argentinas, British Airways, Cathay Pacific Airways and Turkish Airlines, pending regulatory approval. In the coming years, the Company expects to develop these programs further and to evaluate new alliances with other international carriers.

       In February 1999, American, British Airways, Canadian, Cathay Pacific Airways and Qantas Airways formed the global alliance oneworld(TM). In September 1999, these five founding members were joined by Finnair and Iberia. The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers' frequent flyer programs and access to the carriers' airport lounge facilities. Following the acquisition of Canadian by Air Canada, Canadian will terminate its membership in oneworld in June 2000. Also in June 2000, Aer Lingus and LanChile will join the oneworld alliance.

       In December 1999, American reached a comprehensive agreement with Canadian and Air Canada to resolve outstanding issues arising from Air Canada's acquisition of Canadian. Under this agreement, American will continue to codeshare on Canadian for ten years, or as long as the Canadian brand remains in existence. Should Canadian be absorbed fully into Air Canada within the ten-year period, American will be allowed to place its code on Air Canada services which have replaced services operated by Canadian prior to its acquisition by Air Canada.

       American believes that it has several advantages relative to its competition. Its fleet is efficient and quiet, and is one of the youngest fleets in the U.S. airline industry. It has a comprehensive domestic and international route structure, anchored by efficient hubs, which permit it to take full advantage of whatever traffic growth occurs. The Company believes American's AAdvantage frequent flyer program, which is the largest program in the industry, and its superior service also gives it a competitive advantage. In addition, in February 2000, the Company announced a new program -- "More Room Throughout Coach" -- which will provide more room for passengers throughout its coach cabins. American's entire fleet will be reconfigured to increase the seat pitch for more than 75,000 coach seats, thereby increasing the seat pitch from the present industry standard of 31 and 32 inches to a predominant seat pitch level of 34 and 35 inches. American believes that by providing greater comfort in the coach cabin, it will achieve a competitive advantage to its competition.

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

       The Department of Justice is investigating the competitive practices of major carriers at major hub airports, including American's practices at DFW (for further information, see Item 3. Legal Proceedings). Also, in April 1998, the DOT issued proposed pricing and capacity rules that would severely limit major carriers' ability to compete with new entrant carriers. The outcomes of the investigations and the proposed DOT rules are unknown. However, to the extent that (i) restrictions are imposed upon American's ability to respond to a competitor, or (ii) competitors have an advantage because of federal assistance, American's business may be adversely impacted.

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

       Legislation (sometimes referred to as the "Passengers' Bill of Rights") has been discussed in various legislatures, including the Congress. This legislation would, if enacted, (i) place various limitations on airline fares and/or (ii) affect operating practices such as baggage handling and overbooking. To the extent legislation is enacted that would inhibit American's flexibility with respect to fares, its revenue management system or other aspects of its customer service operations, American's financial results could be adversely affected. Effective December 15, 1999, the Company, as well as other domestic airlines, implemented a Customer Service Plan to address a number of service goals, including, but not limited to (i) lowest fare availability, (ii) delays, cancellations, and diversion events, (iii) baggage delivery and liability, (iv) guaranteed fares, (v) ticket refunds, (vi) accommodation of customers with special needs, (vii) essential customer needs during extraordinary delays,
(viii) flight oversales, (ix) Frequent Flyer Program - AAdvantage, (x) other travel policies, (xi) service with domestic code share partners, and (xii) handling of customer issues.

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

AIRPORT ACCESS In 1968, the FAA issued a rule designating New York John F. Kennedy, New York LaGuardia, Washington Reagan, Chicago O'Hare and Newark airports as high density traffic airports. Newark was subsequently removed from the high density airport classification. The rule limits the number of Instrument Flight Rule (IFR) operations - take-offs and landings - permitted per hour and requires that a slot support each operation. Recently, legislation has been passed in Congress that would eliminate slots at Chicago O'Hare in 2002 and New York's John F. Kennedy and LaGuardia airports in 2007. The Company is currently evaluating what impact, if any, the elimination of slots will have on the Company's operations and its financial condition or results of operations. At December 31, 1999, the net book value of the Company's slots at New York John
F. Kennedy, New York LaGuardia and Chicago O'Hare airports was approximately $160 million. Currently, the FAA permits the purchasing, selling (except those designated for international or essential air service), leasing, transferring and trading of these slots by airlines and others, subject to certain restrictions. Most foreign airports, including London Heathrow, a major European destination for American, also have slot allocations. Most foreign authorities do not permit the purchasing, selling or leasing of slots.

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

ENVIRONMENTAL MATTERS The Company is subject to various laws and government regulations concerning environmental matters and employee safety and health in the U.S. and other countries. U.S. federal laws that have a particular impact on the Company include the Airport Noise and Capacity Act of 1990 (ANCA), the Clean Air Act, the Resource Conservation and Recovery Act, the Clean Water Act, the Safe Drinking Water Act, and the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA or the Superfund Act). The Company is also subject to the oversight of the Occupational Safety and Health Administration (OSHA) concerning employee safety and health matters. The U.S. Environmental Protection Agency (EPA), OSHA, and other federal agencies have been authorized to promulgate regulations that have an impact on the Company's operations. In addition to these federal activities, various states have been delegated certain authorities under the aforementioned federal statutes. Many state and local governments have adopted environmental and employee safety and health laws and regulations, some of which are similar to federal requirements. As a part of its continuing safety, health and environmental program, the Company anticipates that it will comply with such requirements without any material adverse effect on its business.

       For purposes of noise standards, jet aircraft are rated by categories or "stages." The ANCA required the phase-out by December 31, 1999, of Stage II aircraft operations, subject to certain exceptions. Under final regulations issued by the FAA in 1991, air carriers were required to reduce, by modification or retirement, the number of Stage II aircraft in their fleets 75 percent by December 31, 1998 and 100 percent by December 31, 1999. Alternatively, a carrier may have satisfied the regulations by operating a fleet that was at least 75 percent and 100 percent Stage III by the dates set forth in the preceding sentence, respectively. At December 31, 1999, all of American's active fleet was Stage III, the quietest rating category.

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

       American has been identified by the EPA as a potentially responsible party (PRP) at the Operating Industries, Inc. Superfund Site in California. American has signed a partial consent decree with respect to this site and is one of several PRPs named. American has also been identified as a PRP at the Beede Waste Oil Superfund Site in New Hampshire. American has responded to a 104(e) Request for Information regarding interaction with several companies related to this site. At the Operating Industries, Inc. and the Beede Waste Oil sites, American's alleged waste disposal volumes are minor compared to the other PRP's at these sites. In 1998, the EPA named American a de minimis PRP at the Casmalia Waste Disposal Site in California. American, along with other tenants at the Luis Munoz Marin International Airport in San Juan, Puerto Rico, has been named as a PRP for environmental claims at the airport.

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

       In 1999, AMR entered a plea agreement with the United States government with respect to a one count indictment relating to the storage of hazardous materials. As part of the plea agreement, AMR was placed on probation for three years and has adopted a comprehensive compliance program. To the extent AMR fails to abide by the terms of the probation or its compliance program, American's operations may be adversely impacted.

       In 1999, American was ordered by the New York State Department of Environmental Conservation to conduct remediation of environmental contamination located at Terminal 8 and 9, at New York's John F. Kennedy International Airport. American is seeking to recover a portion of the related costs from previous users of the premises.

       American does not expect these matters, individually or collectively, to have a material impact on its financial position or liquidity.

LABOR

The airline business is labor intensive. Wages, salaries and benefits represented approximately 38 percent of American's consolidated operating expenses for the year ended December 31, 1999.

       The majority of American's employees are represented by labor unions and covered by collective bargaining agreements. American's relations with such labor organizations are governed by the Railway Labor Act. Under this act, the collective bargaining agreements among American and these organizations do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to appoint a federal mediator. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected, a 30-day "cooling-off" period commences, following which the labor organization may strike and the airline may resort to "self-help," including the imposition of any or all of its proposed amendments and the hiring of workers to replace strikers.

       In 1995, American reached agreements with the members of the Association of Professional Flight Attendants (APFA) and the Transport Workers Union (TWU) on their labor contracts. American's collective bargaining agreement with the APFA became amendable on November 1, 1998 and the collective bargaining agreement with the TWU becomes amendable on March 1, 2001. American exchanged proposals and commenced negotiations with the APFA on September 2, 1998. The parties reached a tentative agreement in mid-1999, which the membership subsequently did not ratify. Direct negotiations continue. American's current collective bargaining agreement with the Allied Pilots Association (APA) was ratified by the APA membership on May 5, 1997. That contract becomes amendable August 31, 2001.

       In early February 1999, some members of the APA engaged in certain activities (increased sick time and declining to fly additional trips) that resulted in numerous cancellations across American's system. These actions were taken in response to the acquisition of Reno Air in December 1998. On February 10, 1999, American obtained a temporary restraining order prohibiting the union from unilaterally taking actions in violation of the Railway Labor Act. Because of certain actions by the APA and its leaders after the entry of the temporary restraining order, American filed a motion to have the APA and its leaders held in contempt of the court's order. The court granted that motion on February 13, 1999, and the airline's operations thereafter returned to normal. The Company and the APA subsequently agreed to a method for combining the Reno pilot workforce into American. The parties also are engaged in discussions over certain other issues in an effort to improve their relationship, which includes a possible extension to the existing APA contract.

       The Communications Workers of America (CWA) filed a petition with the NMB on October 8, 1998, seeking to represent American's passenger service employees, who currently are not so represented. The mail ballots in the election conducted by the NMB were counted on December 15, 1998. Forty-one percent of the employees voted to unionize, short of the 50 percent plus one needed for unionization to occur. The CWA challenged the results, claiming that certain of American's actions during the campaign interfered with the employees' ability to make a free choice. The NMB found that American's actions did not interfere and dismissed the CWA's petition. Under the NMB's rules, no further petitions to represent American's passenger service employees may be filed with the NMB until August 2000.

FUEL

American's operations are significantly affected by the availability and price of jet fuel. American's fuel costs and consumption for the years 1997 through 1999 were:

                                                            Average Cost
                                                             Per Gallon,    Percent of
                 Gallons                     Average Cost     Excluding     American's
                 Consumed      Total Cost     Per Gallon      Fuel Tax       Operating
     Year     (in millions)   (in millions)   (in cents)     (in cents)      Expenses
     ----     -------------   ------------   ------------   -------------   ----------
     1997         2,773          $1,860          67.1           62.1          12.9
     1998         2,826           1,551          54.9           50.1          10.7
     1999         2,957           1,622          54.8           50.1          10.6

       The impact of fuel price changes on the Company and its competitors is dependent upon various factors, including hedging strategies. Although American's average cost per gallon of fuel in 1999 was flat in comparison to 1998, actual fuel prices began to increase in April 1999 and continued significantly throughout 1999 and into 2000. However, American has a fuel hedging program in which it enters into fuel swap and option contracts to protect against increases in jet fuel prices, which has had the effect of dampening American's average cost per gallon. To reduce the impact of potential continuing fuel price increases in 2000, American had hedged approximately 48 percent of its 2000 fuel requirements as of December 31, 1999. Based on projected fuel usage, American estimates that a 10 percent increase in the price per gallon of fuel would result in an increase to aircraft fuel expense of approximately $125 million in 2000, net of fuel hedge instruments outstanding at December 31, 1999. Due to the competitive nature of the airline industry, in the event of continuing increases in the price of jet fuel, there can be no assurance that American will be able to pass on increased fuel prices to its customers by increasing its fares. Likewise, any potential benefit of lower fuel prices may be offset by increased fare competition and lower revenues for all air carriers.

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

       Additional information regarding American's fuel program is included in
Item 7(A) -- Quantitative and Qualitative Disclosures about Market Risk and in
Note 7 to the consolidated financial statements.

FREQUENT FLYER PROGRAM

American established the AAdvantage frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage members earn mileage credits for flights on American, American Eagle and certain other participating airlines, or by utilizing services of other program participants, including hotels, car rental companies and bank credit card issuers. American sells mileage credits and related services to the other companies participating in the program. American reserves the right to change the AAdvantage program rules, regulations, travel awards and special offers at any time without notice. American may initiate changes impacting, for example, participant affiliations, rules for earning mileage credit, mileage levels and awards, blackout dates and limited seating for travel awards, and the features of special offers. American reserves the right to end the AAdvantage program with six months' notice.

       Mileage credits can be redeemed for free, discounted or upgraded travel on American, American Eagle or participating airlines, or for other travel industry awards. Once a member accrues sufficient mileage for an award, the member may request an award certificate from American. Award certificates may be redeemed up to one year after issuance. Most travel awards are subject to blackout dates and capacity controlled seating. In 1999, certain changes were made to the AAdvantage program so that miles do not expire, provided a customer has any type of qualifying activity at least once every 36 months.

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

       At December 31, 1999 and 1998, American estimated that approximately 5.4 million and 4.9 million free travel awards, respectively, were expected to be redeemed for free travel on American. In making this estimate of free travel awards, American has excluded mileage in inactive accounts, mileage related to accounts that has not yet reached the lowest level of free travel award, and mileage in active accounts that has reached the lowest level of free travel award but which is not expected to ever be redeemed for free travel on American. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel on American or other participating airlines and deferred revenues for mileage credits sold to others participating in the program was $827 million and $695 million, representing
15.6 percent and 13.0 percent of American's total current liabilities, at December 31, 1999 and 1998, respectively.

       The number of free travel awards used for travel on American was 2.7 million in 1999, 2.3 million in 1998 and 2.2 million in 1997, representing 9.3 percent of total revenue passenger miles in 1999, 8.8 percent in 1998 and 8.6 percent in 1997. American believes displacement of revenue passengers is minimal given American's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to revenue passenger miles.

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

       The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 1999, is included in Note 12 to the consolidated financial statements.

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

ITEM 2.   PROPERTIES

FLIGHT EQUIPMENT

Owned and leased aircraft operated by American at December 31, 1999, included:

                                                                                                Weighted
                                    Current                                                     Average
                                    Seating                 Capital     Operating                 Age
        Equipment Type             Capacity(1)   Owned      Leased       Leased      Total      (Years)
------------------------------     -----------   -----      -------     ---------    -----      ------
Airbus A300-600R                   192/266/267     10          --           25         35          10
Boeing 727-200                         150         60           8           --         68          22
Boeing 737-800                         146         24          --           --         24           1
Boeing 757-200                         188         56          15           31        102           7
Boeing 767-200                         172          8          --           --          8          17
Boeing 767-200 Extended Range          165          9          13           --         22          14
Boeing 767-300 Extended Range          207         26          13           10         49           7
Boeing 777-200 IGW                     237         11          --           --         11           1
Fokker 100                              97         66           5            4         75           7
McDonnell Douglas DC-10-10         237/290/297      3          --           --          3          21
McDonnell Douglas DC-10-30         271/282          4          --            1          5          25
McDonnell Douglas MD-11            238/255         11          --           --         11           7
McDonnell Douglas MD-80            133/139        125          25          129        279          12
McDonnell Douglas MD-90                148         --          --            5          5           3
                                                 ----        ----         ----       ----        ----
   Total                                          413          79          205        697          11
                                                 ====        ====         ====       ====        ====

(1) In February 2000, American announced its "More Room Throughout Coach" program whereby American's entire fleet will be reconfigured to increase the seat pitch for more than 75,000 coach seats. As a result of this program, approximately 7,200 seats will be removed from American's aircraft.

       For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 1 and 5 to the consolidated financial statements.

       In April 1995, American announced an agreement to sell 12 of its 19 McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx). In March 1998, the Company exercised its option to sell its remaining seven MD-11 aircraft to FedEx. Eight aircraft had been delivered as of December 31, 1999. The remaining 11 aircraft will be delivered between 2000 and 2002.

       In addition, during 1999, the Company reached agreements to dispose of its remaining owned Boeing 727-200 and McDonnell Douglas DC-10-10 aircraft. These aircraft will be removed from the fleet between 2000 and 2003.

       Lease expirations for the leased aircraft included in the preceding table as of December 31, 1999, were:


                                                                             2005
                                                                             and
      Equipment Type                2000     2001    2002    2003    2004  Thereafter
-----------------------------       ----     ----    ----    ----    ----  ----------
Airbus A300-600R                      --      --      --      --      --      25
Boeing 727-200                        --       5      --       3      --      --
Boeing 757-200                         2       2       2      --       3      37
Boeing 767-200 Extended Range         --      --      --      --      --      13
Boeing 767-300 Extended Range          6      --       1      --       4      12
Fokker 100                            --       2       3      --      --       4
McDonnell Douglas DC-10-30            --       1      --      --      --      --
McDonnell Douglas MD-80                1      10      13       6       2     122
McDonnell Douglas MD-90               --      --      --      --      --       5
                                    ----    ----    ----    ----    ----    ----
                                       9      20      19       9       9     218
                                    ====    ====    ====    ====    ====    ====


       Substantially all of American's aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed amount.

GROUND PROPERTIES

American leases, or has built as leasehold improvements on leased property, most of its airport and terminal facilities; certain corporate office, maintenance and training facilities in Fort Worth, Texas; its principal overhaul and maintenance base at Tulsa International Airport, Tulsa, Oklahoma; its regional reservation offices; and local ticket and administration offices throughout the system. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; and the Dallas/Fort Worth, Chicago O'Hare, Raleigh/Durham, Nashville, San Juan, New York, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to American. American also utilizes public airports for its flight operations under lease or uses arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities. During 1999, the Company began construction of an approximate $1.3 billion terminal facility at New York's John F. Kennedy International Airport, which the Company expects to fund primarily through future tax-exempt financing.

       For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1, 4 and 5 to the consolidated financial statements.

ITEM 3.   LEGAL PROCEEDINGS

In connection with its frequent flyer program, American was sued in several purported class action cases currently pending in the Circuit Court of Cook County, Illinois. In Wolens et al. v. American Airlines, Inc. and Tucker v. American Airlines, Inc. (hereafter, "Wolens"), plaintiffs seek money damages and attorneys' fees claiming that a change made to American's AAdvantage program in May 1988, which limited the number of seats available to participants travelling on certain awards, breached American's agreement with its AAdvantage members. (Although the Wolens complaint originally asserted several state law claims, only the plaintiffs' breach of contract claim remains after the U.S. Supreme Court ruled that the Airline Deregulation Act preempted the other claims). In Gutterman et al. v. American Airlines, Inc. (hereafter, "Gutterman"), plaintiffs also seek money damages and attorneys' fees claiming that the February 1995 increase in the award mileage required to claim a certain AAdvantage travel award breached the agreement between American and its AAdvantage members. On June 23, 1998, the court certified the Gutterman case as a class action, although to date no notice has been sent to the class.

       In February 2000, American and the Wolens and Gutterman plaintiffs reached a settlement of both lawsuits. Pursuant to the agreement, American and the plaintiffs agreed to ask the court to consolidate the Wolens and Gutterman lawsuits for purposes of settlement. Further, American and the Wolens plaintiffs agreed to ask the court to certify a Wolens class of AAdvantage members who had at least 35,000 unredeemed AAdvantage miles as of December 31, 1988. In addition, American and the Gutterman plaintiffs agreed to ask the court to decertify the existing Gutterman class and to certify a new Gutterman class of AAdvantage members who as of December 31, 1993 (a) had redeemed 25,000 or 50,000 AAdvantage miles for certain AAdvantage awards and/or (b) had at least 4,700 unredeemed new miles in his or her account that were earned before January 1, 1992. Depending upon certain factors, Wolens and Gutterman class members will be entitled to receive certificates entitling them to mileage off certain AAdvantage awards or dollars off certain American fares.

       As part of the settlement, American agreed to pay the Wolens and Gutterman plaintiffs' attorneys and the cost of administering the settlement, which amounts were accrued as of December 31, 1999. In consideration for the relief provided for in the settlement agreement, Wolens and Gutterman class members will release American from all claims arising from any changes that American has made to the AAdvantage program and reaffirming American's right to make changes to the AAdvantage program in the future. Before the settlement can become effective, the court must approve the settlement agreement after providing any objectors an opportunity to be heard.

       On August 7, 1998, a purported class action was filed against American Airlines in state court in Travis County, Texas (Boon Ins. Agency v. American Airlines, Inc., et al.) claiming that the $75 reissuance fee for changes to non-refundable tickets is an unenforceable liquidated damages clause and seeking a refund of the fee on behalf of all passengers who paid it, as well as interest and attorneys' fees. On September 23, 1998, Continental, Delta, and America West were added as defendants to the lawsuit. On February 2, 1999, prior to any discovery being taken and a class being certified, the court granted the defendants' motion for summary judgment holding that Plaintiff's claims are preempted by the Airline Deregulation Act. Plaintiff has filed an appeal of the dismissal of the lawsuit. American intends to vigorously defend the granting of the summary judgment on appeal.

       On May 20, 1999, several class action lawsuits filed against the Allied Pilots Association (APA) seeking compensation for passengers and cargo shippers adversely affected by a labor disagreement that disrupted operations in February 1999 were consolidated in the United States District Court for the Northern District of Texas, Dallas Division (In re Allied Pilots Association Class Action Litigation). Plaintiffs are not seeking to hold American independently liable. Instead, Plaintiffs named American as a defendant because American has a $45.5 million judgment against the APA. APA filed cross claims against American alleging that American must indemnify pilots who put themselves on the sick list. APA also filed a motion to dismiss all claims against it. A United States District Court Magistrate recommended that the court dismiss all the claims in the lawsuit, concluding that certain claims are preempted by federal law and that certain other claims should be brought in state court, rather than federal court. The Magistrate's recommendations are pending before the court. American is vigorously defending all claims against it.

       On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies) (1) breaches the Agent Reporting Agreement between American and American Eagle and plaintiffs, (2) constitutes unjust enrichment, and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have been or will be required to pay monies to American for debit memos for fare rules violations from July 26, 1995 to the present. Plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. Defendants' motion to dismiss all claims is pending. American intends to vigorously defend the lawsuit.

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

       Between May 14, 1999 and June 7, 1999, seven class action lawsuits were filed against AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in the United States District Court in Wichita, Kansas seeking treble damages under federal and state antitrust laws, as well as injunctive relief and attorneys' fees. (King v. AMR Corp., et al.; Smith v. AMR Corp., et al.; Team Electric v. AMR Corp., et al.; Warren v. AMR Corp., et al.; Whittier
v. AMR Corp., et al.; Wright v. AMR Corp., et al.; and Youngdahl v. AMR Corp., et al.). Collectively, these lawsuits allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. Two of the suits (Smith and Wright) also allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by offering discounted fares to corporate purchasers, by offering a frequent flyer program, by imposing certain conditions on the use and availability of certain fares, and by offering override commissions to travel agents. The suits propose to certify several classes of consumers, the broadest of which is all persons who purchased tickets for air travel on American into or out of DFW since 1995 to the present. On November 10, 1999, the District Court stayed all of these actions pending developments in the case brought by the Department of Justice. As a result, to date no class has been certified. American intends to defend these lawsuits vigorously.

       On March 1, 2000, American was served with a federal grand jury subpoena calling for American to produce documents relating to de-icing operations at DFW since 1992. American is not able at this time to determine either the full scope of the grand jury's investigation or American's role in the investigation. American intends to fully cooperate with the government's investigation.

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

RESULTS OF OPERATIONS

American recorded net earnings in 1999 of $627 million. A labor disagreement that disrupted operations during the first quarter of 1999 negatively impacted 1999 results by an estimated $225 million ($140 million after tax). The results for 1999 also include American's December 1998 acquisition of Reno Air, Inc.
(Reno), a gain of approximately $75 million ($47 million after tax) resulting from the sale of a portion of the Company's holding in Equant N.V. (Equant) and a charge of approximately $37 million ($25 million after tax) relating to the provision for certain litigation items. American's net earnings in 1998 were $1.1 billion.

REVENUES
1999 COMPARED TO 1998 American's operating revenues of $16.3 billion in 1999 were up $29 million, or 0.2 percent, versus 1998. American's passenger revenues increased 0.1 percent, or $12 million. American's yield (the average amount one passenger pays to fly one mile) of 13.12 cents decreased by 2.7 percent compared to 1998. For the year, domestic yields decreased 1.1 percent while European, Pacific and Latin American yields decreased 7.2 percent, 6.0 percent and 4.5 percent, respectively. The decrease in domestic yield was due primarily to increased capacity, the labor disagreement during the first quarter of 1999, and the impact of international yield decreases on domestic yields. The decrease in international yields was due primarily to weak economies in certain parts of the world, large industry capacity additions and increased fare sale activity.

       American's domestic traffic increased 2.1 percent to 76.4 billion revenue passenger miles (RPMs), while domestic capacity, as measured by available seat miles (ASMs), increased 4.1 percent. The increase in domestic traffic was due primarily to the addition of Reno. International traffic grew 4.6 percent to
35.7 billion RPMs on a capacity increase of 3.1 percent. The increase in international traffic was led by a 44.2 percent increase in the Pacific on capacity growth of 44.1 percent, a 5.7 percent increase in Europe on capacity growth of 7.3 percent, partially offset by a 1.9 percent decrease in Latin America on capacity decrease of 5.1 percent. In 1999, American derived approximately 70 percent of its passenger revenues from domestic operations and approximately 30 percent from international operations.

OPERATING EXPENSES

1999 COMPARED TO 1998 American's operating expenses of $15.3 billion in 1999 were up $778 million, or 5.4 percent, versus 1998. American's cost per ASM increased 1.5 percent to 9.39 cents. Wages, salaries and benefits increased $260 million, or 4.7 percent, due primarily to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts, partially offset by a decrease in the provision for profit-sharing. Fuel expense increased $71 million, or 4.6 percent, due to a 4.6 percent increase in American's fuel consumption, partially offset by a 0.2 percent decrease in American's average price per gallon. The increase in fuel expense is net of gains of approximately $104 million recognized during 1999 related to the Company's fuel hedging program. Commissions to agents decreased 6.0 percent, or $69 million, despite a 0.1 percent increase in passenger revenues, due to the benefit from the changes in the international commission structure in late 1998 and the base commission structure change in October 1999 and a decrease in the percentage of commissionable transactions. Depreciation and amortization expense increased $36 million, or 3.8 percent, due primarily to the addition of new aircraft, partially offset by the change in depreciable lives and residual values for certain types of aircraft in 1999 (see Note 1 to the consolidated financial statements). Other rentals and landing fees increased 11.4 percent, or $89 million, due primarily to higher facilities rent and landing fees across American's system and the addition of Reno. Food service increased $63 million, or 9.4 percent, due primarily to rate increases and the addition of Reno. Aircraft rentals increased $50 million, or 9.4 percent, primarily due to the addition of Reno aircraft. Other operating expenses increased $248 million, or
9.5 percent, due primarily to increases in outsourced services, travel and incidental costs and booking fees.

OTHER INCOME (EXPENSE)

1999 COMPARED TO 1998 Interest income decreased $25 million, or 22.9 percent, due primarily to lower investment balances throughout most of 1999. Interest expense increased $18 million, or 9.1 percent, resulting from an increase in long-term debt. Interest capitalized increased 14.4 percent, or $14 million, due primarily to the increase in purchase deposits for flight equipment throughout most of 1999. Related party interest - net increased $55 million due primarily to higher affiliate intercompany balances with American throughout most of 1999. Miscellaneous - net increased $32 million due primarily to the sale of a portion of American's interest in Equant in 1999, which resulted in an approximate $75 million gain which was partially offset by the provision for the settlement of litigation items.

OTHER INFORMATION

YEAR 2000 PROJECT The Company did not experience any significant malfunctions or errors in its operating or business systems on January 1, 2000, and has not since that date. Although it is possible that the full impact of the date change has not been fully recognized, the Company believes any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or major suppliers are adversely affected by the Year 2000 or similar issues. However, the Company is not currently aware of any significant Year 2000 or similar problems that have arisen for its customers or major suppliers.

       As of December 31, 1999, the Company's total cost of the Year 2000 Project was approximately $124 million. Costs associated with the Year 2000 Project were expensed as incurred, other than capitalized hardware costs, and were funded through cash from operations.

DALLAS LOVE FIELD In 1968, as part of an agreement between the cities of Fort Worth and Dallas to build and operate Dallas/Fort Worth Airport (DFW), a bond ordinance was enacted by both cities (the Bond Ordinance). The Bond Ordinance required both cities to direct all scheduled interstate passenger operations to DFW and was an integral part of the bonds issued for the construction and operation of DFW. In 1979, as part of a settlement to resolve litigation with Southwest Airlines, the cities agreed to expand the scope of operations allowed under the Bond Ordinance at Dallas' Love Field. Congress enacted the Wright Amendment to prevent the federal government from acting inconsistent with this agreement. The Wright Amendment limited interstate operations at Love Field to the four states contiguous to Texas (New Mexico, Oklahoma, Arkansas, and Louisiana) and prohibited through ticketing to any destination outside that perimeter. In 1997, without the consent of either city, Congress amended the Wright Amendment by (i) adding three states (Kansas, Mississippi, and Alabama) to the perimeter and (ii) removing some federal restrictions on large aircraft configured with 56 seats or less (the 1997 Amendment).

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

       Dallas filed a separate declaratory judgment action in the United States District Court for the Northern District of Texas, Dallas Division, seeking to have the court declare that, as a matter of law, the 1997 Amendment precludes Dallas from exercising any restrictions on operations at Love Field. Further, in May 1998, Continental Airlines and Continental Express filed a lawsuit in Dallas federal court seeking a judicial declaration that the Bond Ordinance cannot be enforced to prevent them from operating flights from Love Field to Cleveland using regional jets. These two federal court lawsuits were consolidated and stayed.

       In December 1998, the Department of Transportation (DOT) issued an order on the federal law questions concerning the Bond Ordinance, local proprietary powers, DFW's Use Agreement with DFW carriers such as American, and the Wright and 1997 Amendments, and concluded that the Bond Ordinance was preempted by federal law and was therefore not enforceable. The DOT also found that the DFW Use Agreement did not preclude American from conducting interstate operations at Love Field. Fort Worth, American and DFW appealed the DOT's order to the Fifth Circuit Court of Appeals, and on February 1, 2000, the Fifth Circuit affirmed the DOT's order in all respects.

       In January 2000, the Department of Justice, at the behest of the DOT, filed a lawsuit in the United States District Court for the Northern District of Texas, Dallas Division, against Fort Worth and American seeking to enforce the DOT's order and to prevent any party from interfering with any carrier operating under that order.

       American has announced new service from Love Field beginning May 1, 2000, to Chicago and Los Angeles and is seeking facilities at Love Field from Dallas. As a result of the foregoing, the future of interstate flight operations at Love Field and American's DFW hub are uncertain. An increase in operations at Love Field to new interstate destinations could adversely impact American's business.

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

CREDIT FACILITIES American has a $1.0 billion credit facility agreement that expires December 19, 2001. At American's option, interest on the agreement can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 1999, no borrowings were outstanding under the agreement.

AIRCRAFT COMMITMENTS At December 31, 1999, the Company had commitments to acquire the following aircraft: 81 Boeing 737-800s and 26 Boeing 777-200IGWs. Deliveries of these aircraft commence in 2000 and will continue through 2004. Future payments, including estimated amounts for price escalation, will approximate $1.8 billion in 2000, $1.3 billion in 2001, $400 million in 2002 and an aggregate of approximately $300 million in 2003 through 2004. The Company expects to fund its 2000 capital expenditures from the Company's existing cash and short-term investments, internally generated cash and new financing depending upon capital market conditions and the Company's evolving view of its long-term needs.

FORWARD-LOOKING INFORMATION

The preceding discussions under Business and Management's Discussion and Analysis of Financial Condition and Results of Operations contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, expectations as to results of operations and financial condition, including changes in capacity, revenues and costs, expectations as to future financing needs, Year 2000 expectations, overall economic projections and the Company's plans and objectives for future operations, including plans to develop future code-sharing programs and to evaluate new alliances. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements:

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

ECONOMIC AND OTHER CONDITIONS The airline industry is affected by changes in international, national, regional and local economic conditions, inflation, war or political instability (or the threat thereof), consumer preferences and spending patterns, demographic trends, consumer perceptions of airline safety, costs of safety, security and environmental measures, and weather.

COMMODITY PRICES Due to the competitive nature of the airline industry, in the event of any increase in the price of jet fuel, there can be no assurance that American would be able to pass on increased fuel prices to its customers by increasing fares.

COMPETITION IN THE AIRLINE INDUSTRY Service over almost all of American's routes is highly competitive. American faces vigorous competition from major domestic airlines, national, regional, all-cargo and charter carriers, foreign carriers, low-cost carriers and, particularly on shorter segments, ground transportation. Pricing decisions are affected by competition from other airlines. Fare discounting by competitors has historically had a negative effect on American's financial results because American is generally required to match competitors' fares to maintain passenger traffic. No assurance can be given that any future fare reduction would be offset by increases in passenger traffic, a reduction in costs or changes in the mix of traffic that improves yields.

CHANGING BUSINESS STRATEGY Although it has no current plan to do so, the Company may change its business strategy in the future and may not pursue some of the goals stated herein.

GOVERNMENT REGULATION Future results of the Company's operations may vary based upon any actions which the governmental agencies with jurisdiction over the Company's operations may take, including the granting and timing of certain governmental approvals (including foreign government approvals) needed for code-sharing alliances and other arrangements with other airlines, restrictions on competitive practices (e.g., new regulations which would curtail an airline's ability to respond to a competitor), the adoption of regulations that impact customer service standards, and the adoption of more restrictive locally-imposed noise restrictions.

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

AIRCRAFT FUEL The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily utilizing swap and option contracts. Market risk is estimated as a hypothetical 10 percent increase in the December 31, 1999 and 1998 cost per gallon of fuel. Based on projected 2000 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $125 million in 2000, net of fuel hedge instruments outstanding at December 31, 1999. Comparatively, based on projected 1999 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $73 million in 1999, net of fuel hedge instruments outstanding at December 31, 1998. The change in market risk is due primarily to the increase in fuel prices. As of December 31, 1999, the Company had hedged approximately 48 percent of its 2000 fuel requirements and approximately 10 percent of its 2001 fuel requirements, compared to approximately 48 percent of its 1999 fuel requirements and 19 percent of its 2000 fuel requirements hedged at December 31, 1998.

FOREIGN CURRENCY The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Japanese yen, British pound, Canadian dollar, Euro and various Latin and South American currencies. The Company uses options to hedge a portion of its anticipated foreign currency-denominated net cash flows. The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 1999 and 1998 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $39 million and $22 million for the years ending December 31, 2000 and 1999, respectively, net of hedge instruments outstanding at December 31, 1999 and 1998, due to the Company's foreign-denominated revenues exceeding its foreign-denominated expenses. This sensitivity analysis was prepared based upon projected 2000 and 1999 foreign currency-denominated revenues and expenses as of December 31, 1999 and 1998. Furthermore, this calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar.

INTEREST The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments and its interest expense from variable-rate debt instruments. The Company has variable-rate debt instruments representing approximately 39 percent and 14 percent of its total long-term debt, respectively, at December 31, 1999 and 1998, and interest rate swaps on notional amounts of approximately $696 million and $1.1 billion, respectively, at December 31, 1999 and 1998. If interest rates average 10 percent more in 2000 than they did at December 31, 1999, the Company's interest expense would increase by approximately $10 million and interest income from cash and short-term investments would increase by approximately $10 million. In comparison, at December 31, 1998, the Company estimated that if interest rates averaged 10 percent more in 1999 than they did at December 31, 1998, the Company's interest expense would have increased by approximately $6 million and interest income from cash and short-term investments would have increased by approximately $8 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt, interest rate swap agreements, and cash and short-term investment balances at December 31, 1999 and 1998.

       Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $71 million and $34 million as of December 31, 1999 and 1998, respectively. The fair values of the Company's long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

INVESTMENTS American is subject to market risk related to its ownership of, excluding the depository certificates held on behalf of Sabre, approximately 1.2 million and 1.4 million depository certificates convertible, subject to certain restrictions, into the common stock of Equant, as of December 31, 1999 and 1998, respectively. The estimated fair value of these depository certificates was approximately $136 million and $100 million as of December 31, 1999 and 1998, respectively, based upon the market value of Equant common stock.

ITEM 8.   CONSOLIDATED FINANCIAL STATEMENTS

                                                         Page
                                                         ----
Report of Independent Auditors                            21

Consolidated Statements of Operations                     22

Consolidated Balance Sheets                               23

Consolidated Statements of Cash Flows                     25

Consolidated Statements of Stockholder's Equity           26

Notes to Consolidated Financial Statements                27

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
American Airlines, Inc.

       We have audited the accompanying consolidated balance sheets of American Airlines, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Airlines, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                             ERNST & YOUNG LLP

2121 San Jacinto
Dallas, Texas  75201
January 17, 2000

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
--------------------------------------------------------------------------------

                                                  Year Ended December 31,
                                           ------------------------------------
                                             1999          1998          1997
                                           --------      --------      --------
REVENUES
   Passenger                               $ 14,707      $ 14,695      $ 14,310
   Cargo                                        635           649           678
   Other                                        996           965           878
                                           --------      --------      --------
     Total operating revenues                16,338        16,309        15,866
                                           --------      --------      --------

EXPENSES
   Wages, salaries and benefits               5,747         5,487         5,225
   Aircraft fuel                              1,622         1,551         1,860
   Commissions to agents                      1,090         1,159         1,212
   Depreciation and amortization                977           941           950
   Maintenance, materials and repairs           833           803           736
   Other rentals and landing fees               867           778           787
   Food service                                 734           671           672
   Aircraft rentals                             582           532           531
   Other operating expenses                   2,866         2,618         2,446
                                           --------      --------      --------
     Total operating expenses                15,318        14,540        14,419
                                           --------      --------      --------
OPERATING INCOME                              1,020         1,769         1,447

OTHER INCOME (EXPENSE)
   Interest income                               84           109           109
   Interest expense                            (215)         (197)         (213)
   Interest capitalized                         111            97            19
   Related party interest - net                  44           (11)          (84)
   Miscellaneous - net                           10           (22)            9
                                           --------      --------      --------
                                                 34           (24)         (160)
                                           --------      --------      --------

EARNINGS BEFORE INCOME TAXES                  1,054         1,745         1,287
Income tax provision                            427           682           507
                                           --------      --------      --------

NET EARNINGS                               $    627      $  1,063      $    780
                                           ========      ========      ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)
--------------------------------------------------------------------------------

                                                                December 31,
                                                            -------------------
                                                             1999       1998
                                                            -------     -------
ASSETS

CURRENT ASSETS
   Cash                                                     $    72     $    86
   Short-term investments                                     1,645       1,398
   Receivables, less allowance for uncollectible
     accounts (1999 - $53; 1998 - $17)                        1,124       1,153
   Receivable from affiliates, net                              651         882
   Inventories, less allowance for obsolescence
     (1999 - $ 255; 1998 - $196)                                616         520
   Deferred income taxes                                        597         426
   Other current assets                                         176         167
                                                            -------     -------
     Total current assets                                     4,881       4,632

EQUIPMENT AND PROPERTY
   Flight equipment, at cost                                 15,149      12,389
   Less accumulated depreciation                              5,233       4,691
                                                            -------     -------
                                                              9,916       7,698

   Purchase deposits for flight equipment                     1,495       1,536

   Other equipment and property, at cost                      3,131       2,899
   Less accumulated depreciation                              1,748       1,605
                                                            -------     -------
                                                              1,383       1,294
                                                            -------     -------
                                                             12,794      10,528

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
   Flight equipment                                           2,731       2,750
   Other equipment and property                                 155         146
                                                            -------     -------
                                                              2,886       2,896
   Less accumulated amortization                              1,165       1,070
                                                            -------     -------
                                                              1,721       1,826

OTHER ASSETS
   Route acquisition costs, less accumulated
     amortization (1999- $269; 1998- $240)                      887         916
   Airport operating and gate lease rights, less
     accumulated amortization (1998 - $156; 1998- $139)         261         278
   Prepaid pension cost                                         257         304
   Other                                                        918         740
                                                            -------     -------
                                                              2,323       2,238
                                                            -------     -------

TOTAL ASSETS                                                $21,719     $19,224
                                                            =======     =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)
--------------------------------------------------------------------------------

                                                               December 31,
                                                            -------------------
                                                             1999         1998
                                                            -------     -------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                         $   991     $   940
   Accrued salaries and wages                                   821         893
   Accrued liabilities                                          969       1,180
   Air traffic liability                                      2,255       2,163
   Current maturities of long-term debt                          61          23
   Current obligations under capital leases                     210         129
                                                            -------     -------
     Total current liabilities                                5,307       5,328


LONG-TERM DEBT, LESS CURRENT MATURITIES                       2,231         920


OBLIGATIONS UNDER CAPITAL LEASES,
   LESS CURRENT OBLIGATIONS                                   1,414       1,542


OTHER LIABILITIES AND CREDITS
   Deferred income taxes                                      1,581       1,301
   Deferred gains                                               613         573
   Postretirement benefits                                    1,669       1,598
   Other liabilities and deferred credits                     1,754       1,537
                                                            -------     -------
                                                              5,617       5,009

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER'S EQUITY
   Common stock - $1 par value;
     1,000 shares authorized, issued and outstanding             --          --
   Additional paid-in capital                                 1,840       1,743
   Accumulated other comprehensive income                        (2)         (3)
   Retained earnings                                          5,312       4,685
                                                            -------     -------
                                                              7,150       6,425
                                                            -------     -------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                  $21,719     $19,224
                                                            =======     =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
--------------------------------------------------------------------------------

                                                                       Year Ended December 31,
                                                                  ---------------------------------
                                                                    1999        1998         1997
                                                                  -------      -------      -------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings                                                   $   627      $ 1,063      $   780
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation                                                   776          722          744
       Amortization                                                   201          219          206
       Deferred income taxes                                          216          243          286
       Gain on sale of other investments                              (75)          --           --
       Gain on disposition of equipment and property                  (15)         (18)         (24)
       Change in assets and liabilities:
         Decrease (increase) in receivables                            41          (95)          30
         Increase in inventories                                     (123)         (24)         (30)
         Increase in accounts payable
           and accrued liabilities                                   (212)         525           60
         Increase in air traffic liability                             89          119          155
       Other, net                                                     209           89           36
                                                                  -------      -------      -------
         Net cash provided by operating activities                  1,734        2,843        2,243

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures, including purchase deposits for
     flight equipment                                              (3,066)      (1,942)        (973)
   Net decrease (increase) in short-term investments                 (247)         364         (450)
   Proceeds from:
       Sale of other investments                                       85           --           --
       Sale of equipment and property                                  77          225          282
   Acquisitions and other investments                                 (44)        (110)          --
                                                                  -------      -------      -------
         Net cash used for investing activities                    (3,195)      (1,463)      (1,141)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from:
       Issuance of long-term debt                                   1,388           --           --
       Short-term loan from affiliate                                 300           --           --
   Funds transferred to affiliates, net                               (69)      (1,479)        (933)
   Sale-leaseback transactions                                         54          270           --
   Payments on long-term debt and capital lease obligations          (226)        (133)        (158)
                                                                  -------      -------      -------
         Net cash provided by (used for) financing activities       1,447       (1,342)      (1,091)
                                                                  -------      -------      -------
Net increase (decrease) in cash                                       (14)          38           11
Cash at beginning of year                                              86           48           37
                                                                  -------      -------      -------
Cash at end of year                                               $    72      $    86      $    48
                                                                  =======      =======      =======
ACTIVITIES NOT AFFECTING CASH
   Capital lease obligations incurred                             $    54      $   270      $    --
                                                                  =======      =======      =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(in millions)
--------------------------------------------------------------------------------

                                                                   Accumulated
                                                      Additional      Other
                                            Common     Paid-in     Comprehensive   Retained
                                            Stock      Capital        Income       Earnings     Total
                                           -------    ----------   -------------   --------    -------
Balance at January 1, 1997                 $    --     $ 1,717        $   (22)     $ 2,830     $ 4,525

Net earnings                                    --          --             --          780         780
Adjustment for minimum pension
   liability, net of tax expense of $13         --          --             19           --          19
                                                                                               -------
    Total comprehensive income                                                                     799
                                                                                               -------
Transfer of net pension
  obligation of The Sabre
  Group to Parent                               --          --             --           12          12
Other                                           --          15             --           --          15
                                           -------     -------        -------      -------     -------

Balance at December 31, 1997                    --       1,732             (3)       3,622       5,351
Net earnings and total comprehensive
   income                                       --          --             --        1,063       1,063
Other                                           --          11             --           --          11
                                           -------     -------        -------      -------     -------

Balance at December 31, 1998                    --       1,743             (3)       4,685       6,425
Net earnings                                    --          --             --          627         627
Adjustment for minimum pension
   liability, net of tax expense of $1          --          --              2           --           2

Unrealized loss on investments,
   net of tax benefit of $1                     --          --             (1)          --          (1)
                                                                                               -------
    Total comprehensive income                  --          --             --           --         628
                                                                                               -------
Contribution of assets from
   Parent                                       --          94             --           --          94
Other                                           --           3             --           --           3
                                           -------     -------        -------      -------     -------
Balance at December 31, 1999               $    --     $ 1,840        $    (2)     $ 5,312     $ 7,150
                                           =======     =======        =======      =======     =======

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION American Airlines, Inc. (American or the Company) is a wholly-owned subsidiary of AMR Corporation (AMR). The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the 1999 presentation.

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

                                                       Depreciable Life
                                                       ---------------------------
     Boeing 727-200 aircraft                           August 31, 2003(1)
     DC-10 aircraft                                    December 31, 2000(1)
     Other aircraft                                    20 - 30 years
     Major rotable parts, avionics and assemblies      Life of equipment to which
                                                          applicable
     Improvements to leased flight equipment           Term of lease
     Buildings and improvements (principally on        10-30 years or term of lease
        leased land)
     Furniture, fixtures and other equipment           3-20 years
     Capitalized software                              3-10 years

    (1)    Approximate final aircraft retirement date.

       Residual values for aircraft, engines, major rotable parts, avionics and assemblies are generally five to 10 percent, except when a guaranteed residual value or other agreements exist to better estimate the residual value.

       Effective January 1, 1999, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of certain aircraft types from 20 to 25 years and increased the residual value from five to 10 percent. It also established a 30-year life for its new Boeing 777 aircraft, first delivered in the first quarter of 1999. As a result of this change, depreciation and amortization expense was reduced by approximately $158 million and net earnings were increased by approximately $99 million for the year ended December 31, 1999.

       Equipment and property under capital leases are amortized over the term of the leases or, in the case of certain aircraft, over their expected useful lives, and such amortization is included in depreciation and amortization. Lease terms vary but are generally 10 to 25 years for aircraft and seven to 40 years for other leased equipment and property.

MAINTENANCE AND REPAIR COSTS Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred, except costs incurred for maintenance and repair under power by the hour maintenance contract agreements, which are accrued on the basis of hours flown.

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

PASSENGER REVENUES Passenger ticket sales are initially recorded as a component of air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. However, due to various factors, including the complex pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized. Actual results could differ from those estimates.

ADVERTISING COSTS The Company expenses the costs of advertising as incurred. Advertising expense was $201 million, $192 million, and $178 million for the years ended December 31, 1999, 1998, and 1997, respectively.

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

2.     TRANSACTIONS WITH RELATED PARTIES

       American is a party to various agreements with Sabre Holdings Corporation (Sabre), an 83 percent owned subsidiary of AMR. On February 7, 2000, AMR declared its intention to distribute its entire ownership interest in Sabre as a dividend on all outstanding shares of its common stock. In connection with the spin-off, AMR, American and Sabre agreed to amend certain of these agreements. The significant agreements with Sabre and the effect of these amendments are described below.

INFORMATION TECHNOLOGY SERVICES AGREEMENT American is party to the Information Technology Services Agreement with Sabre dated July 1, 1996 (the Technology Services Agreement), whereby Sabre provides American with certain information technology services, including data center and data network services, services relating to client server operations and distributed systems and voice network services. The base term of the Technology Services Agreement expires June 30, 2006; however, the terms of the specific services to be provided by Sabre to American expire at various dates beginning in June 2001. The Technology Services Agreement provides for annual price adjustments. For certain prices, adjustments are made according to formulas which are reset every two years and which may take into account the market for similar services provided by other companies. The resulting rates may reflect an increase or decrease over the previous rates.

       With limited exceptions, under the Technology Services Agreement, Sabre will continue to be the exclusive provider of all information technology services that were provided by Sabre to American immediately prior to the execution of the Technology Services Agreement. Any new information technology services, including most new application development services, requested by the Company can be outsourced pursuant to competitive bidding by the Company or performed by the Company on its own behalf.

       In connection with the plan to spin-off Sabre from AMR, American and Sabre agreed to certain amendments to the Technology Services Agreement. These amendments include the following: (i) Sabre will provide services relating to American's real time environment until June 30, 2008, (ii) Sabre will provide services relating to American's client server operations until June 30, 2002,
(iii) American will have the right to hire up to 25 of Sabre's operations research personnel, (iv) Sabre's obligations to pay certain ongoing royalty payments to American are terminated in exchange for a one time payment of $10 million, (v) the intellectual property rights of Sabre and American are modified to provide American additional rights in certain software applications, and (vi) American is granted access to Sabre's commercial portfolio of software on a license fee free basis. American and Sabre have also agreed to negotiate market-based pricing and market-based terms and conditions during calendar year 2000.

       American paid Sabre approximately $521 million, $523 million and $499 million in 1999, 1998 and 1997, respectively, for services provided under the Technology Services Agreement, as well as airline booking fees, for which American is billed by Sabre at rates similar to those charged to other carriers.

MARKETING COOPERATION AGREEMENT Sabre and American are parties to the Marketing Cooperation Agreement dated as of July 1, 1996 (the Marketing Cooperation Agreement), pursuant to which American will provide marketing support for Sabre's products targeted to travel agencies until June 30, 2006. For such support, Sabre will pay American a fee based upon booking volumes. That fee was approximately $18 million, $17 million and $22 million in 1999, 1998 and 1997, respectively. Additionally, American will support Sabre's promotion of certain other products until 2001, for which Sabre will pay American a marketing fee based upon booking volume. With limited exceptions, the Marketing Cooperation Agreement does not restrict American from distributing its airline products and services directly to corporate or individual consumers. Additionally, Sabre has guaranteed to American certain cost savings in the fifth year of the Marketing Cooperation Agreement. If American does not achieve those savings, Sabre will pay American any shortfall, up to a maximum of $50 million. In connection with the plan to spin-off Sabre from AMR, Sabre and American agreed to terminate Sabre's obligation to guarantee those cost savings.

TRAVEL AGREEMENTS American and Sabre are parties to travel agreements dated July 1, 1996, pursuant to which Sabre is entitled to purchase personal travel for its employees and retirees at reduced fares, and business travel at a discount for certain flights on American. The Travel Privileges Agreement expires on June 30, 2008 and the Corporate Travel Agreement expires on June 30, 2001. Sabre paid American approximately $45 million in 1999 and 1998 and $48 million in 1997, respectively, pursuant to these agreements.

       The Company and Sabre agreed to certain amendments to the Travel Privileges Agreement in connection with the plan to spin-off Sabre from AMR. These amendments allow American to provide certain employees with additional limited travel privileges and require Sabre to indemnify American for costs related to Sabre's continued use of the Travel Privileges Agreement.

CREDIT AGREEMENT On July 1, 1996, Sabre and American entered into a Credit Agreement pursuant to which Sabre is required to borrow from American, and American is required to lend to Sabre, amounts required by Sabre to fund its daily cash requirements. In addition, American may, but is not required to, borrow from Sabre to fund its daily cash requirements. The maximum amount Sabre may borrow at any time from American under the Credit Agreement is $300 million. The maximum amount that American may borrow at any time from Sabre under the Credit Agreement is $100 million. The interest rate to be charged to Sabre is a function of American's cost of capital and Sabre's credit rating. The interest rate to be charged to American is Sabre's average portfolio rate for the months in which borrowing occurred plus an additional spread based upon American's credit risk. At the end of each quarter, American must pay all amounts owed under the Credit Agreement to Sabre.

     On March 17, 1999, the Company and Sabre entered into a short-term Credit Agreement pursuant to which American may borrow from Sabre up to a maximum of $300 million. Upon entering into this agreement, American's ability to borrow up to $100 million from Sabre under a separate Credit Agreement was terminated. During the first half of 1999, American borrowed $300 million under the short-term Credit Agreement. In June 1999, American's $300 million payable to Sabre was applied against American's receivable from AMR as part of a transaction between AMR and Sabre whereby American's payable to Sabre of $300 million was applied against an AMR receivable from Sabre. Additionally, American's ability to borrow up to $100 million from Sabre under the original Credit Agreement was reinstated through June 30, 2000. In addition, the renewed Credit Agreement allows Sabre to borrow up to $300 million from American. At December 31, 1999, no borrowings were outstanding under the agreement. In addition, no borrowings occurred by either Sabre or American during 1998 and 1997.

       In connection with the plan to spin-off Sabre from AMR, American and Sabre agreed to terminate the Credit Agreement as of April 15, 2000.

INDEMNIFICATION AGREEMENTS Airline Management Services Holdings, Inc. (AMS), a subsidiary of AMR, and Canadian Airlines International Limited (Canadian) entered into an agreement pursuant to which AMR and American supplied to Canadian various services, including technology services. American subsequently entered into the Canadian Technical Services Subcontract (the Canadian Subcontract) with Sabre to provide data processing and network distributed systems services to Canadian. Under the terms of the Canadian Subcontract, American guaranteed full payment for services actually performed by Sabre and deferred costs associated with the installation and implementation of certain systems. Additionally, AMS guaranteed full payment to American for any services actually performed by American in connection with the Canadian services agreement, certain deferred costs incurred by American, and any amounts paid by American to Sabre under the indemnification provisions of the Canadian Subcontract.

     In connection with the plan to spin-off Sabre from AMR, American and Sabre agreed to terminate the Canadian Sub-Contract. However, AMR and American will continue to supply various other services to Canadian, other than the technology services described above.

       Additionally, during 1999, AMR contributed certain assets related to its investment in Canadian with a net book value of approximately $94 million to American and the AMS guarantee to American was terminated.

OTHER AGREEMENTS WITH SABRE American and Sabre are also parties to a Management Services Agreement dated July 1, 1996, pursuant to which American performs various management services for Sabre, including treasury, risk management and other administrative services that American has historically provided to Sabre, for a fee approximating American's cost of providing the services plus a margin. Sabre paid American approximately $6 million, $10 million and $11 million in 1999, 1998 and 1997, respectively, pursuant to the Management Services Agreement.

       In connection with the plan to spin-off Sabre from AMR, American and Sabre agreed to the early termination of certain services effective March 2000 and the continuation of certain services with termination dates through June 30, 2001. American and Sabre also negotiated separate agreements for payroll-related services and workers compensation administration.

       AMR, American and Sabre have also entered into a Non-Competition Agreement dated July 1, 1996, pursuant to which AMR and American, on behalf of themselves and certain of their subsidiaries, have agreed to limit their competition with Sabre's businesses of (i) electronic travel distribution; (ii) development, maintenance, marketing and licensing of software for travel agency, travel, transportation and logistics management; (iii) computer system integration; (iv) development, maintenance and operation of a data processing center providing data processing services to third parties; and (v) travel industry, transportation and logistics consulting services relating primarily to computer technology and automation. The Non-Competition Agreement expires on December 31, 2001.

OTHER RELATED PARTY TRANSACTIONS American invests funds, including funds of certain affiliates, if any, in a combined short-term investment portfolio and passes through interest income on such funds at the average rate earned on the portfolio. These amounts are classified as Receivable from affiliate, net on the accompanying consolidated balance sheets.

2.     TRANSACTIONS WITH RELATED PARTIES (CONTINUED)

       American issues tickets for flights on its American Eagle affiliate regional carriers, owned by AMR Eagle Holding Corporation, a subsidiary of AMR. As a result, the revenue collected for such tickets is prorated between American and the AMR Eagle carriers based on the segments flown by the respective carriers. The aggregate amount prorated for the segments flown by the AMR Eagle carriers was approximately $1.0 billion, $956 million and $853 million for 1999, 1998 and 1997, respectively. In 1999, 1998 and 1997, American paid fees of $160 million, $165 million and $164 million, respectively, recorded as a reduction in passenger revenues, to AMR Eagle primarily for passengers connecting with American flights. In addition, American provides each of the regional carriers, among other things, communication and reservation services and other services, including yield management and participation in American's frequent flyer program. In consideration for certain services provided, each regional carrier pays American a service charge, based primarily on passengers boarded, which approximated $72 million, $66 million and $63 million for 1999, 1998 and 1997, respectively.

       American paid subsidiaries of AMR approximately $32 million, $113 million and $121 million in 1999, 1998 and 1997, respectively, for ground handling services provided at selected airports, consulting services and investment management and advisory services with respect to short-term investments and the assets of its retirement benefit plans. The decrease in amounts American paid to subsidiaries of AMR in 1999 is due to AMR's sale of AMR Services, which prior to March of 1999, was a wholly-owned subsidiary of AMR that provided ground handling services to American.

       American recognizes compensation expense associated with certain AMR common stock-based awards for employees of American (see Note 9).

3.     INVESTMENTS

       Short-term investments consisted of (in millions):

                                                     December 31,
                                                   -----------------
                                                    1999       1998
                                                   ------     ------
       Overnight investments and time deposits     $   --     $  133
       Corporate and bank notes                     1,173        705
       U. S. Government agency notes                  234         --
       Asset backed securities                        144        353
       U. S. Government agency mortgages               94        102
       Other                                           --        105
                                                   ------     ------
                                                   $1,645     $1,398
                                                   ======     ======

       Short-term investments at December 31, 1999, by contractual maturity included (in millions):

             Due in one year or less               $  689
             Due between one year and three years     899
             Due after three years                     57
                                                   ------
                                                   $1,645
                                                   ======

       All short-term investments are classified as available-for-sale and stated at fair value. Net unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to stockholder's equity.

       At December 31, 1998, the Company owned approximately 3.1 million depository certificates convertible, subject to certain restrictions, into the common stock of Equant N.V. (Equant), which completed an initial public offering in July 1998. Approximately 1.7 million of the certificates were held for the benefit of Sabre. As of December 31, 1998, the estimated fair value of the depository certificates, excluding the value of the certificates held for the benefit of Sabre, was approximately $100 million, based upon the publicly traded market value of Equant common stock. The carrying value (cost basis) of the Company's investment in depository certificates as of December 31, 1998 was de minimis.

       During 1999, the Company acquired approximately 400,000 Equant depository certificates from other airlines. In addition, based upon a reallocation between the owners of the certificates in July 1999, the Company received an additional
2.6 million certificates, of which approximately 2.2 million certificates were held for the benefit of Sabre. In connection with two secondary offerings by Equant in February and December 1999, the Company sold approximately 1.0 million depository certificates, excluding sales made on behalf of Sabre, for a pre-tax gain of approximately $75 million, which is included in Miscellaneous - net on the accompanying consolidated statements of operations ($47 million after tax). Accordingly, as of December 31, 1999, the Company holds approximately 3.5 million depository certificates with an estimated market value of approximately $395 million, of which approximately 2.3 million depository certificates with an estimated market value of approximately $259 million, are held by the Company on behalf of Sabre. The carrying value of the Company's investment in the depository certificates as of December 31, 1999 was approximately $20 million.

4.     COMMITMENTS AND CONTINGENCIES

       At December 31, 1999, the Company had commitments to acquire the following aircraft: 81 Boeing 737-800s and 26 Boeing 777-200IGWs. Deliveries of these aircraft commence in 2000 and will continue through 2004. Future payments, including estimated amounts for price escalation, will approximate $1.8 billion in 2000, $1.3 billion in 2001, $400 million in 2002 and an aggregate of approximately $300 million in 2003 through 2004. In addition to these commitments for aircraft, the Company's Board of Directors has authorized expenditures of approximately $450 million over the next five years for modifications to aircraft, renovations of, and additions to, airport and off-airport facilities, and the acquisition of various other equipment and assets. American expects to spend approximately $380 million of this authorized amount in 2000.

       The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (the Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees and/or other charges since certain of the potentially responsible parties are no longer in business. The future increase in landing fees and/or other charges may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other airport and non-airport locations. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations, or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

       In April 1995, American announced an agreement to sell 12 of its 19 McDonnell Douglas MD-11 aircraft to Federal Express Corporation (FedEx). In March 1998, the Company exercised its option to sell its remaining seven MD-11 aircraft to FedEx. No gain or loss is expected to be recognized as a result of these transactions. Eight aircraft had been delivered as of December 31, 1999. The remaining 11 aircraft will be delivered between 2000 and 2002. The carrying value of the 11 remaining aircraft American has committed to sell was approximately $690 million as of December 31, 1999.

       American has included event risk covenants in approximately $2.8 billion of indebtedness. These covenants permit the holders of such indebtedness to receive a higher rate of return (between 75 and 650 basis points above the stated rate) if a designated event, as defined, should occur and the credit rating of such indebtedness is downgraded below certain levels. AMR's March 15, 2000 distribution of its ownership interest in Sabre represents a designated event under these debt covenants. However, AMR and American have not received indication that the credit rating on any such indebtedness will be downgraded.

       Special facility revenue bonds have been issued by certain municipalities, primarily to purchase equipment and improve airport facilities that are leased by American. In certain cases, the bond issue proceeds were loaned to American and are included in long-term debt. Certain bonds have rates that are periodically reset and are remarketed by various agents. In certain circumstances, American may be required to purchase up to $437 million of the special facility revenue bonds prior to scheduled maturity, in which case American has the right to resell the bonds or to use the bonds to offset its lease or debt obligations. American may borrow the purchase price of these bonds under standby letter of credit agreements. At American's option, these letters of credit are secured by funds held by bond trustees and by approximately $489 million of short-term investments.

5.     LEASES

       American leases various types of equipment and property, including aircraft, and airport and off-airport facilities. The future minimum lease payments required under capital leases, together with the present value of net minimum lease payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999, were (in millions):


                                                      Capital     Operating
      Year Ending December 31,                        Leases       Leases
                                                      -------     ---------
      2000                                            $  304       $   965
      2001                                               286           972
      2002                                               237           929
      2003                                               155           944
      2004                                               206           934
      2005 and subsequent                              1,002        12,096
                                                      ------       -------
                                                       2,190(1)    $16,840(2)
                                                                   =======
      Less amount representing interest                 566
                                                      -----

      Present value of net minimum lease payments     $1,624
                                                      ======

       (1) Future minimum payments required under capital leases include $187 million guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

       (2) Future minimum payments required under operating leases include $6.5 billion guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

       At December 31, 1999, the Company had 205 aircraft under operating leases and 79 aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or at a predetermined fixed amount.

       During 1996, American made prepayments on the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft. Upon the expiration of the amended leases, American can purchase the aircraft for a nominal amount. As a result, the aircraft were recorded as flight equipment under capital leases. During 1999, the Company exercised its option to purchase two of the Boeing 767-300 aircraft for a nominal fee. As such, these two aircraft were reclassified from flight equipment under capital leases to owned flight equipment.

       Rent expense, excluding landing fees, was $1.2 billion in 1999 and $1.1 billion in 1998 and 1997.

6.     INDEBTEDNESS

       Long-term debt (excluding amounts maturing within one year) consisted of (in millions):

                                                                            December 31,
                                                                          -----------------
                                                                           1999       1998
                                                                          ------     ------
       Secured variable and fixed rate indebtedness due through 2015
          (effective rates from 6.491% - 9.597% at December 31, 1999)     $1,940     $  626
       6.0% - 7.1% bonds due through 2031                                    176        176
       Variable rate indebtedness due through 2024
          (3.55% at December 31, 1999)                                        86         86
       Other                                                                  29         32
                                                                          ------     ------

       Long-term debt, less current maturities                            $2,231     $  920
                                                                          ======     ======

       Maturities of long-term debt (including sinking fund requirements) for the next five years are: 2000 - $61 million; 2001 - $71 million; 2002 - $68 million; 2003 - $72 million; 2004 - $77 million.

       American has a $1.0 billion credit facility agreement that expires December 19, 2001. At American's option, interest on the agreement can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 1999, no borrowings were outstanding under the agreement.

       Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $2.0 billion. In addition, certain of American's debt and credit facility agreements contain restrictive covenants, including a minimum net worth requirement, which could limit American's ability to pay dividends. At December 31, 1999, under the most restrictive provisions of those debt and credit facility agreements, approximately $2.6 billion of the retained earnings of American were available for payment of dividends to AMR.

       Cash payments for interest, net of capitalized interest, were $123 million, $145 million and $300 million for 1999, 1998 and 1997, respectively.

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

       The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with the majority of its counterparties which may require the Company or the counterparty to post collateral if the value of these instruments falls below certain mark-to-market thresholds. As of December 31, 1999, no collateral was required under these agreements, and the Company does not expect to post collateral in the near future.

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

       The following table indicates the notional amounts and fair values of the Company's interest rate swap agreements (in millions):

                                                         December 31,
                                        ---------------------------------------------
                                                1999                    1998
                                        ---------------------   ---------------------
                                        Notional                Notional
                                         Amount    Fair Value    Amount    Fair Value
                                        --------   ----------   --------   ----------
      Interest rate swap agreements      $ 696          $ (9)   $ 1,054      $ 38

       The fair values represent the amount the Company would pay or receive if the agreements were terminated at December 31, 1999 and 1998, respectively.

       At December 31, 1999, the weighted-average remaining duration of the interest rate swap agreements in effect was 5.1 years. The weighted-average floating rates and fixed rates on the contracts outstanding were:

                                 December 31,
                              -----------------
                               1999       1998
                              ------     ------
Average floating rate         5.855%     5.599%
Average fixed rate            6.593%     6.277%

       Floating rates are primarily based on LIBOR and may change significantly, affecting future cash flows.

       FUEL PRICE RISK MANAGEMENT

       American enters into fuel swap and option contracts to protect against increases in jet fuel prices. Under the fuel swap agreements, American receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. Under the fuel option agreements, American pays a premium to cap prices at a fixed level. The changes in market value of such agreements have a high correlation to the price changes of the fuel being hedged. Gains or losses on fuel hedging agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Any premiums paid to enter into option contracts are recorded as a prepaid expense and amortized to fuel expense over the respective contract periods. Gains and losses on fuel hedging agreements would be recognized immediately should the changes in the market value of the agreements cease to have a high correlation to the price changes of the fuel being hedged. At December 31, 1999, American had fuel hedging agreements with broker-dealers on approximately two billion gallons of fuel products, which represents approximately 48 percent of its expected 2000 fuel needs and approximately 10 percent of its expected 2001 fuel needs. The fair value of the Company's fuel hedging agreements at December 31, 1999, representing the amount the Company would receive to terminate the agreements, totaled $232 million. At December 31, 1998, American had fuel hedging agreements with broker-dealers on approximately two billion gallons of fuel products, which represented approximately 48 percent of its expected 1999 fuel needs and approximately 19 percent of its 2000 fuel needs. The fair value of the Company's fuel hedging agreements at December 31, 1998, representing the amount the Company would pay to terminate the agreements, totaled $108 million.

       FOREIGN EXCHANGE RISK MANAGEMENT

       To hedge against the risk of future exchange rate fluctuations on a portion of American's foreign cash flows, the Company enters into various currency put option agreements on a number of foreign currencies. The option contracts are denominated in the same foreign currency in which the projected foreign cash flows are expected to occur. These contracts are designated and effective as hedges of probable quarterly foreign cash flows for various periods through December 31, 2000, which otherwise would expose the Company to foreign currency risk. Realized gains on the currency put option agreements are recognized as a component of passenger revenues. At December 31, 1999 and 1998, the notional amount related to these options totaled approximately $445 million and $597 million, respectively, and the fair value, representing the amount American would receive to terminate the agreements, totaled approximately $14 million and $10 million, respectively.

       The Company has entered into Japanese yen currency exchange agreements to effectively convert certain yen-based lease obligations into dollar-based obligations. Changes in the value of the agreements due to exchange rate fluctuations are offset by changes in the value of the yen-denominated lease obligations translated at the current exchange rate. Discounts or premiums are accreted or amortized as an adjustment to interest expense over the lives of the underlying lease obligations. The related amounts due to or from counterparties are included in other liabilities or other assets. The net fair values of the Company's yen currency exchange agreements, representing the amount American would receive or pay to terminate the agreements, were (in millions):

                                           December 31,
                     -----------------------------------------------------
                                1999                         1998
                     -------------------------   -------------------------
                       Notional                    Notional
                        Amount      Fair Value      Amount      Fair Value
                     ------------   ----------   ------------   ----------
Japanese yen         33.6 billion       $41      33.7 billion       $(5)

       The exchange rates on the Japanese yen agreements range from 66.50 to
116.89 yen per U.S. dollar.

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

                                                        December 31,
                                          ----------------------------------------
                                                 1999                  1998
                                          ------------------    ------------------
                                          Carrying    Fair      Carrying    Fair
                                           Value      Value      Value      Value
                                          --------    ------    --------    ------
       Secured variable and fixed rate
          indebtedness                     $1,997     $2,022     $  645     $  751
       6.0% - 7.1 % bonds                     176        175        176        189
       Variable rate indebtedness              86         86         86         86
       Other                                   33         33         36         36
                                           ------     ------     ------     ------
                                           $2,292     $2,316     $  943     $1,062
                                           ======     ======     ======     ======

       All other financial instruments, except for the investment in Equant, are either carried at fair value or their carrying value approximates fair value.

       Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as amended, is required to be adopted in fiscal years beginning after June 15, 2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is currently evaluating the impact of SFAS 133 on the Company's financial condition and results of operations.

8.     INCOME TAXES

       American, as a wholly-owned subsidiary, is included in AMR's consolidated tax return. Under the terms of American's tax sharing agreement with AMR, American's provision for income taxes has been computed on the basis that American files separate consolidated income tax returns with its subsidiaries.

       The significant components of the income tax provision were (in millions):

                                           Year Ended December 31,
                                           -----------------------
                                           1999     1998     1997
                                           ----     ----     ----
              Current                      $211     $439     $221
              Deferred                      216      243      286
                                           ----     ----     ----
                                           $427     $682     $507
                                           ====     ====     ====

       The income tax provision includes a federal income tax provision of $376 million, $602 million and $447 million and a state income tax provision of $44 million, $73 million and $54 million for the years ended December 31, 1999, 1998 and 1997, respectively.

       The income tax provision differed from amounts computed at the statutory federal income tax rate as follows (in millions):

                                           Year Ended December 31,
                                           ----------------------
                                           1999     1998     1997
                                           ----     ----     ----
       Statutory income tax provision      $369     $612     $451
       State income tax provision, net       29       47       35
       Meal expense                          17       16       18
       Change in valuation allowance         --        3       --
       Other, net                            12        4        3
                                           ----     ----     ----
       Income tax provision                $427     $682     $507
                                           ====     ====     ====

       The change in the valuation allowance in 1998 relates to the utilization of foreign tax credits.

       The components of American's deferred tax assets and liabilities were (in millions):

                                                                December 31,
                                                           --------------------
                                                             1999         1998
                                                           -------      -------
       Deferred tax assets:
          Postretirement benefits other than pensions      $   627      $   594
          Alternative minimum tax credit carryforwards         238          437
          Rent expense                                         387          315
          Frequent flyer obligation                            310          258
          Gains from lease transactions                        243          223
          Other                                                508          340
                                                           -------      -------
            Total deferred tax assets                        2,313        2,167
                                                           -------      -------
       Deferred tax liabilities:
          Accelerated depreciation and amortization         (2,983)      (2,757)
          Pensions                                             (51)         (68)
          Other                                               (263)        (217)
                                                           -------      -------
            Total deferred tax liabilities                  (3,297)      (3,042)
                                                           -------      -------
       Net deferred tax liability                          $  (984)     $  (875)
                                                           =======      =======

       At December 31, 1999, American had available under the terms of its tax sharing agreement with AMR approximately $238 million of alternative minimum tax credit carryforwards which are available for an indefinite period.

       Cash payments for income taxes were $232 million, $434 million and $350 million for 1999, 1998 and 1997, respectively.

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

       The Company accounts for participation in AMR's stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. In 1999, 1998 and 1997, the total charge for stock compensation expense included in wages, salaries and benefits expense was $52 million, $51 million and $66 million, respectively. No compensation expense was recognized for stock option grants under the Plans since the exercise price was the fair market value of the underlying stock on the date of grant.

       The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As required by SFAS 123, pro forma information regarding net earnings has been determined as if the Company had accounted for employee stock options and awards granted by AMR subsequent to December 31, 1994 using the fair value method prescribed by SFAS 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: risk-free interest rates of 5.01% to 6.07%; dividend yields of 0%; expected stock volatility ranging from 25.5% to 31.3%; and a weighted-average expected life of the options of 4.5 years and 1.5 years for The Pilot Plan.

       The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. In addition, because SFAS 123 is applicable only to options and stock-based awards granted subsequent to December 31,1994, its pro forma effect is not fully reflected in years prior to 1999.

       The Company's pro forma net earnings assuming the Company had accounted for employee stock options issued by AMR to employees of American using the fair value method would have resulted in 1999, 1998 and 1997 net earnings of $622 million, $1,063 million and $755 million, respectively.

10.    RETIREMENT BENEFITS

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

       In October 1997, the portion of American's defined benefit pension plan applicable to employees of Sabre was spun-off to Sabre. At the date of the spin-off, the net obligation attributable to Sabre employees participating in American's plan of approximately $20 million, net of deferred taxes of approximately $8 million, was credited to retained earnings.

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

       The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 1999 and 1998, and a statement of funded status as of December 31, 1999 and 1998 (in millions):

                                                            Pension Benefits          Other Benefits
                                                         --------------------      --------------------
                                                           1999         1998         1999        1998
                                                         -------      -------      -------      -------
       Reconciliation of benefit obligation
       Obligation at January 1                           $ 6,117      $ 5,666      $ 1,526      $ 1,355
          Service cost                                       214          179           53           48
          Interest cost                                      393          352          102           91
          Actuarial loss (gain)                             (787)         400         (302)          97
          Plan amendments                                     75           --           --           --
          Benefit payments                                  (388)        (464)         (70)         (65)
          Curtailments/ Special termination benefits           4           --           (3)          --
          Settlements                                         --          (16)          --           --
                                                         -------      -------      -------      -------
       Obligation at December 31                         $ 5,628      $ 6,117      $ 1,306      $ 1,526
                                                         =======      =======      =======      =======

       Reconciliation of fair value of plan assets
       Fair value of plan assets at January 1            $ 5,564      $ 5,127      $    62      $    49
          Actual return on plan assets                         7          850            1            4
          Employer contributions                             100           70           79           74
          Benefit payments                                  (388)        (464)         (70)         (65)
          Settlements                                         --          (16)          --           --
          Transfer to affiliates                              (1)          (3)          --           --
                                                         -------      -------      -------      -------
       Fair value of plan assets at December 31          $ 5,282      $ 5,564      $    72      $    62
                                                         =======      =======      =======      =======
       Funded status
       Accumulated benefit obligation (ABO)              $ 4,700      $ 5,073      $ 1,306      $ 1,526
       Projected benefit obligation (PBO)                  5,628        6,117           --           --
       Fair value of assets                                5,282        5,564           72           62

       Funded status at December 31                         (346)        (553)      (1,234)      (1,464)
          Unrecognized loss (gain)                           288          651         (395)         (89)
          Unrecognized prior service cost                    139           68          (40)         (45)
          Unrecognized transition asset                       (7)         (11)          --           --
                                                         -------      -------      -------      -------
       Prepaid (accrued) benefit cost                    $    74      $   155      $(1,669)     $(1,598)
                                                         =======      =======      =======      =======

       At December 31, 1999 and 1998, plan assets of approximately $71 million and $61 million, respectively, were invested in shares of mutual funds managed by an affiliate of American.

       The following tables provide the components of net periodic benefit cost for the years ended December 31, 1999, 1998 and 1997 (in millions):

                                                          Pension Benefits
                                                    ---------------------------
                                                     1999       1998       1997
                                                    -----      -----      -----
       Components of net periodic benefit cost
       Defined benefit plans:
          Service cost                              $ 214      $ 179      $ 159
          Interest cost                               393        352        350
          Expected return on assets                  (467)      (403)      (375)
          Amortization of:
             Transition asset                          (4)       (11)       (12)
             Prior service cost                         5          4          4
             Unrecognized net loss                     19         20         25
          Settlement loss                              --          6         --
                                                    -----      -----      -----
          Net periodic benefit cost for defined
            benefit plans                             160        147        151

       Defined contribution plans                     151        153        142
                                                    -----      -----      -----
       Total                                        $ 311      $ 300      $ 293
                                                    =====      =====      =====


                                                            Other Benefits
                                                    ---------------------------
                                                     1999       1998       1997
                                                    -----      -----      -----

       Components of net periodic benefit cost
          Service cost                              $  53      $  48      $  42
          Interest cost                               102         91         88
          Expected return on assets                    (6)        (5)        (4)
          Amortization of:
             Prior service cost                        (5)        (5)        (5)
             Unrecognized net gain                     --         (2)        (8)
                                                    -----      -----      -----
          Net periodic benefit cost                 $ 144      $ 127      $ 113
                                                    =====      =====      =====

       The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 1999 and 1998 (in millions):


                                                    Pension Benefits           Other Benefits
                                                  --------------------      --------------------
                                                    1999        1998         1999         1998
                                                  -------      -------      -------      -------
       Prepaid benefit cost                       $   244      $   297      $    --      $    --
       Accrued benefit liability                     (170)        (142)      (1,669)      (1,598)
       Additional minimum liability                   (15)         (13)          --           --
       Intangible asset                                13            7           --           --
       Accumulated other comprehensive income           2            6           --           --
                                                  -------      -------      -------      -------
       Net amount recognized                      $    74      $   155      $(1,669)     $(1,598)
                                                  =======      =======      =======      =======

       The following assumptions were used by the Company in the measurement of the benefit obligation as of December 31:

                                             Pension Benefits    Other Benefits
                                             ----------------    ---------------
                                              1999      1998      1999      1998
                                             -----     -----     -----     -----

       Weighted-average assumptions
       Discount rate                         8.25%     7.00%     8.25%     7.00%
       Salary scale                          4.26      4.26        --        --
       Expected return on plan assets        9.50      9.50      9.50      9.50

       The assumed health care cost trend rate was five percent in 1999 and 1998, decreasing gradually to an ultimate rate of four percent by 2001.

       A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

                                                     One percent   One percent
                                                      increase      decrease
                                                     -----------   -----------
       Impact on 1999 service and interest cost         $  24        $ (22)
       Impact on postretirement benefit obligation
         as of December 31, 1999                        $ 115        $(105)


11.    SEGMENT REPORTING

       American is one of the largest scheduled passenger airlines in the world. At the end of 1999, American provided scheduled jet service to more than 169 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system.

       Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131) requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. American has one reportable segment.

       American's operating revenues by geographic region are summarized below (in millions):

                                        Year Ended December 31,
                                    -------------------------------
                                      1999       1998         1997
                                    -------     -------     -------
       Domestic                     $11,311     $11,176     $10,759
       Latin America                  2,557       2,709       2,716
       Europe                         1,984       2,039       2,035
       Pacific                          486         385         356
                                    -------     -------     -------
       Total operating revenues     $16,338     $16,309     $15,866
                                    =======     =======     =======

       The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company's tangible assets consist primarily of flight equipment which is mobile across geographic markets and, therefore, has not been allocated.

12.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Unaudited summarized financial data by quarter for 1999 and 1998 (in millions):

                               First    Second      Third     Fourth
                              Quarter   Quarter    Quarter    Quarter
                              ------    -------    -------    -------
          1999
       Operating revenues     $3,709     $4,177     $4,317     $4,135
       Operating income           27        364        380        249
       Net earnings               35        216        220        156

          1998
       Operating revenues     $3,962     $4,196     $4,275     $3,876
       Operating income          395        551        559        264
       Net earnings              221        331        346        165


       Results for the first quarter of 1999 include an after-tax gain of approximately $19 million related to the sale of a portion of the Company's holdings in Equant (see Note 3). Results for the fourth quarter of 1999 include:
(i) an after-tax gain of approximately $28 million related to the sale of a portion of the Company's holdings of Equant (see Note 3), (ii) a $28 million after-tax increase in passenger revenue resulting from a change in estimate related to certain passenger revenue earned during the first nine months of 1999, and (iii) a $25 million after-tax provision for certain litigation settlements.

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


                                     PART IV
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    (1)    The following financial statements and Independent Auditors'
              Report are filed as part of this report:

                                                                                      Page
                                                                                      ----
              Report of Independent Auditors                                           21

              Consolidated Statements of Operations for the Years Ended
              December 31, 1999, 1998 and 1997                                         22

              Consolidated Balance Sheets at December 31, 1999 and 1998             23-24

              Consolidated Statements of Cash Flows for the Years Ended
              December 31, 1999, 1998 and 1997                                         25

              Consolidated Statements of Stockholder's Equity for the Years Ended
              December 31, 1999, 1998 and 1997                                         26

              Notes to Consolidated Financial Statements                               27

       (2)    The following financial statement schedule and Independent
              Auditors' Report are filed as part of this report:

                                                                                      Page
                                                                                      ----

              Report of Independent Auditors                                           48

              Schedule II       Valuation and Qualifying Accounts and Reserves         49

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

              12 Computation of ratio of earnings to fixed charges for the years ended December 31, 1995, 1996, 1997, 1998 and 1999.

              23     Consent of Independent Auditors.

              27     Financial Data Schedule.

(b)    Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN AIRLINES, INC.

/s/  Donald J. Carty
--------------------
Donald J. Carty
Chairman, President and Chief Executive Officer
(Principal Executive Officer)


/s/  Thomas W. Horton
---------------------
Thomas W. Horton
Senior Vice President - Finance and Chief Financial
Officer
(Principal Financial and Accounting Officer)

Date:  March 27, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:

/s/  David L. Boren                          /s/  Ann D. McLaughlin
--------------------------                   --------------------------
David L. Boren                               Ann D. McLaughlin


/s/  Edward A. Brennan                       /s/ Charles H. Pistor, Jr.
--------------------------                   --------------------------
Edward A. Brennan                            Charles H. Pistor, Jr.


/s/  Armando M. Codina                       /s/ Philip J. Purcell
--------------------------                   --------------------------
Armando M. Codina                            Philip J. Purcell


/s/  Earl G. Graves                          /s/  Joe M. Rodgers
--------------------------                   --------------------------
Earl G. Graves                               Joe M. Rodgers


/s/  Dee J. Kelly                            /s/  Judith Rodin
--------------------------                   --------------------------
Dee J. Kelly                                 Judith Rodin



Date:  March 27, 2000

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
American Airlines, Inc.


       We have audited the consolidated financial statements of American Airlines, Inc. as of December 31, 1999 and 1998, and for each of the three years in the period ended December 31, 1999, and have issued our report thereon dated January 17, 2000. Our audits also included Schedule II - Valuation and Qualifying Accounts and Reserves. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

       In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 17, 2000

                             AMERICAN AIRLINES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (IN MILLIONS)

                                              INCREASES                             SALES,
                                   BALANCE    CHARGED TO                            RETIRE-       BALANCE
                                     AT        INCOME                 WRITE-OFFS    MENTS           AT
                                  BEGINNING   STATEMENT                (NET OF       AND          END OF
                                  OF YEAR     ACCOUNTS    PAYMENTS    RECOVERIES)  TRANSFERS       YEAR
                                  -------     --------    --------    -----------  ---------      -------
YEAR ENDED DECEMBER 31, 1999

Allowance for
uncollectible accounts              $ 17        $ 34        $ --         $  2         $ --         $ 53

Allowance for
obsolescence of inventories          196          54          --           --            5          255

Reserves for environmental
remediation costs                     23          48          (6)          --           --           65

Reserves for litigation               --          39          (8)          --           --           31

YEAR ENDED DECEMBER 31, 1998

Allowance for
uncollectible accounts                 8          12          --           (3)          --           17

Allowance for
obsolescence of inventories          189          35          --           --          (28)         196

Reserves for environmental
remediation costs                     14          12          (3)          --           --           23

YEAR ENDED DECEMBER 31, 1997

Allowance for
uncollectible accounts                 6          11          --           (9)          --            8

Allowance for
obsolescence of inventories          197          33          --           --          (41)         189

Reserves for environmental
remediation costs                     18          --          (4)          --           --           14

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
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

12 Computation of ratio of earnings to fixed charges for the years ended December 31, 1995, 1996, 1997, 1998 and 1999.

23            Consent of Independent Auditors.

27            Financial Data Schedule.