Form 10-Q
period 2000-03-31
AMERICAN AIRLINES INC
filed 2000-05-11
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[x]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2000.


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


Common Stock, $1 par value - 1,000 shares as of May 5, 2000.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three months ended March 31, 2000 and 1999

  Condensed Consolidated Balance Sheets - March 31, 2000 and December
  31, 1999

  Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2000 and 1999

  Notes to Condensed Consolidated Financial Statements - March  31, 2000


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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

                                               Three Months Ended
                                                   March 31,
                                               2000          1999
Revenues
    Passenger                               $  3,770      $  3,320
    Cargo                                        166           143
    Other                                        266           246
      Total operating revenues                 4,202         3,709


Expenses
  Wages, salaries and benefits                 1,514         1,383
  Aircraft fuel                                  527           336
  Depreciation and amortization                  256           226
  Commissions to agents                          242           272
  Maintenance, materials and repairs             222           218
  Other rentals and landing fees                 216           211
  Food service                                   182           165
  Aircraft rentals                               140           150
  Other operating expenses                       717           721
    Total operating expenses                   4,016         3,682
Operating Income                                 186            27

Other Income (Expense)
  Interest income                                 30            18
  Interest expense                               (70)          (51)
  Interest capitalized                            36            31
  Related party interest - net                     5            11
  Miscellaneous - net                             (6)           31
                                                  (5)           40
Earnings Before Income Taxes                     181            67
Income tax provision                              76            32
Net Earnings                                $    105       $    35












The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                            March 31,     December 31,
                                               2000          1999
Assets
Current Assets
  Cash                                      $     70       $     72
  Short-term investments                       1,837          1,645
  Receivables, net                             1,492          1,124
  Receivable from affiliates, net                395            651
  Inventories, net                               617            616
  Deferred income taxes                          597            597
  Other current assets                           205            176
    Total current assets                       5,213          4,881

Equipment and Property
  Flight equipment, net                       10,292          9,916
  Other equipment and property, net            1,412          1,383
  Purchase deposits for flight equipment       1,482          1,495
                                              13,186         12,794

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,602          1,623
  Other equipment and property, net               99             98
                                               1,701          1,721

Route acquisition costs, net                     880            887
Other assets, net                              1,428          1,436
                                            $ 22,408       $ 21,719
Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                          $  1,172       $    991
  Accrued liabilities                          1,677          1,790
  Air traffic liability                        2,758          2,255
  Current maturities of long-term debt            65             61
  Current obligations under capital leases       205            210
    Total current liabilities                  5,877          5,307

Long-term debt, less current maturities        2,219          2,231
Obligations  under  capital  leases,
 less current obligations                      1,334          1,414
Deferred income taxes                          1,622          1,581
Other liabilities, deferred  gains, deferred
 deferred credits and postretirement benefits  4,104          4,036

Stockholder's Equity
  Common stock                                     -            -
  Additional paid-in capital                   1,836          1,840
  Accumulated other comprehensive income          (2)            (2)
  Retained earnings                            5,418          5,312
                                               7,252          7,150
                                            $ 22,408       $ 21,719

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                Three Months Ended
                                                    March 31,
                                              2000          1999
Net Cash Provided by (Used in)
 Operating Activities                        $  626       $ (231)

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment               (669)         (864)
  Net decrease (increase) in short-term
   investments                                 (192)          616
  Proceeds from:
    Sale of other investments                     -            31
    Sale of equipment and property               70            16
Net cash used for investing activities         (791)         (201)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                            (93)          (80)
  Proceeds from:
    Short-term loan from Sabre, Inc.              -           300
    Sale-leaseback transactions                   -            54
  Funds transferred from affiliates, net        256           127
Net cash provided by financing activities       163           401

Net decrease in cash                             (2)          (31)
Cash at beginning of period                      72            85

Cash at end of period                        $   70         $  54

Cash Payments For:
  Interest                                   $   37         $  45
  Income taxes                                   28             9

Activities Not Affecting Cash:
  Capital lease obligations incurred          $   -         $  54















The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods
  indicated.   Results of operations for the periods presented  herein
  are  not  necessarily indicative of results of  operations  for  the
  entire  year.   The  balance sheet at December  31,  1999  has  been
  derived  from  the audited financial statements at that  date.   For
  further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. (American or the Company) Annual Report on Form 10-K for the year ended December 31, 1999. Certain amounts from 1999 have been reclassified to conform with the 2000 presentation.

2.Accumulated depreciation of owned equipment and property at March
  31,  2000  and December 31, 1999, was $7.1 billion and $7.0 billion,
  respectively.   Accumulated amortization of equipment  and  property
  under capital leases at March 31, 2000 and December 31, 1999, was $1.1 billion.

3.As  discussed in the notes to the consolidated financial  statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Miami International Airport Authority is currently remediating various environmental conditions at Miami International Airport (Airport) and funding the remediation costs through landing fee revenues. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees and/or other charges. In addition, the Company is subject to environmental issues at various other airport and non-airport locations. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations, or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

4.As of March 31, 2000, the Company had commitments to acquire the following aircraft: 77 Boeing 737-800s and 22 Boeing 777-200IGWs. In addition, in May 2000, the Company announced its agreement to purchase 20 Boeing 757-200 aircraft and retire five McDonnell Douglas MD-90 aircraft. Deliveries of all aircraft continue through 2004. Payments for all aircraft will approximate $1.5 billion during the remainder of 2000, $1.8 billion in 2001, $500 million in 2002 and an aggregate of approximately $300 million in 2003 and 2004.

5.In  connection with a secondary offering by Equant N.V. in  February
  1999, the Company sold approximately 433,000 depository certificates for proceeds of $31 million. The Company recorded a pre-tax gain of $31 million as a result of this transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three  Months Ended March 31, 2000 and 1999

American recorded net earnings for the three months ended March 31, 2000 of $105 million. This compares to net earnings of $35 million for the first quarter of 1999. American's operating income of $186 million increased $159 million compared to the same period in 1999. The Company's first quarter 1999 results include a labor disagreement that disrupted the Company's operations and negatively impacted the Company's 1999 net earnings by an estimated $140 million. This was partially offset by the after-tax gain related to the sale of a portion of American's holdings in Equant, N.V. (Equant) of approximately $19 million.

American's revenues increased $494 million, or 13.3 percent, in the first quarter of 2000 versus the same period last year. American's passenger revenues increased by 13.6 percent, or $450 million. American's yield (the average amount one passenger pays to fly one mile) of 13.95 cents increased by 6.2 percent compared to the same period in 1999. Domestic yields increased 6.1 percent from the first quarter of 1999. International yields increased 7.0 percent, primarily due to an increase of 22.6 percent, 6.7 percent and 5.3 percent in Pacific, Europe and Latin American yields, respectively. The increase in revenues was due primarily to a strong U.S. economy, which led to strong demand for air travel and a favorable pricing climate. In addition, the first quarter of 1999 includes a schedule disruption which impacted the Company's operations.

American's traffic or revenue passenger miles (RPMs) increased 6.8 percent to 27.0 billion miles for the quarter ended March 31, 2000, due primarily to the labor disagreement in the first quarter of 1999. American's capacity or available seat miles (ASMs) of 40.0 billion miles increased 6.1 percent compared to the first quarter of 1999. American's domestic traffic increased 5.4 percent on capacity increases of 5.1 percent and international traffic increased 10.2 percent on capacity growth of 8.6 percent. The increase in international traffic was driven by a 24.6 percent increase in traffic to the Pacific on capacity growth of 10.0 percent, a 12.2 percent increase in traffic to Europe on a capacity increase of 14.0 percent and a 6.4 percent increase in traffic to Latin America on capacity growth of 4.6 percent.

Cargo revenues increased 16.1 percent, or $23 million, due primarily to the impact of the labor disagreement which impacted the Company's operations in the first quarter of 1999.

American's operating expenses increased 9.1 percent, or $335 million. American's cost per ASM increased 3.4 percent to 9.96 cents. Wages, salaries and benefits increased 9.6 percent, or $132 million, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit-sharing and stock-based compensation. Aircraft fuel expense increased 56.8 percent, or $191 million, due to a 47.4 percent increase in American's average price per gallon and a 6.3 percent increase in American's fuel consumption. The increase in fuel expense is net of gains of approximately $114 million recognized during the first quarter related to the Company's fuel hedging program. Depreciation and amortization expense increased $30 million, or 13.3 percent, due to the addition of new aircraft. Commissions to agents decreased 11.0 percent, or $30 million, despite an increase of approximately 14 percent in passenger revenues, due primarily to the benefit from the international base commission structure change implemented in October 1999 and a decrease in the percentage of commissionable transactions. Food service increased
10.3 percent, or $17 million, due primarily to an increase in passengers boarded and rate increases.

Other Income (Expense) decreased $45 million due primarily to a $19 million increase in interest expense resulting from an increase in long-term debt, partially offset by an increase of $12 million in interest income as a result of higher investment balances. In addition, in March 1999, the Company recognized a $31 million gain on the sale of a portion of American's interest in Equant.

AIRCRAFT INFORMATION

As of March 31, 2000, the Company had commitments to acquire the following aircraft: 77 Boeing 737-800s and 22 Boeing 777-200IGWs. In addition, in May 2000, the Company announced its agreement to purchase 20 Boeing 757-200 aircraft and retire five McDonnell Douglas MD-90 aircraft. Deliveries of all aircraft continue through 2004. Payments for all aircraft will approximate $1.5 billion during the remainder of 2000, $1.8 billion in 2001, $500 million in 2002 and an aggregate of approximately $300 million in 2003 and 2004. The Company expects to fund its remaining 2000 capital expenditures from the Company's existing cash and short-term investments, internally generated cash, and new financing depending upon capital market conditions and the Company's evolving view of its long-term needs.

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

     Dallas filed a separate declaratory judgment action in the United States District Court for the Northern District of Texas, Dallas Division, seeking to have the court declare that, as a matter of law, the 1997 Amendment precludes the City of Dallas from exercising any restrictions on operations at Love Field. Further, in May 1998, Continental Airlines and Continental Express filed a lawsuit in Dallas federal court seeking a judicial declaration that the Bond Ordinance cannot be enforced to prevent them from operating flights from Love Field to Cleveland using regional jets. These two federal court lawsuits were consolidated and stayed.

     In December 1998, the Department of Transportation (DOT) issued an order on the federal law questions concerning the Bond Ordinance, local proprietary powers, DFW's Use Agreement with DFW carriers such as American, and the Wright and 1997 Amendments, and concluded that the Bond Ordinance was preempted by federal law and was therefore not enforceable. The DOT also found that the DFW Use Agreement did not preclude American from conducting interstate operations at Love Field. Fort Worth, American and DFW appealed the DOT's order to the Fifth Circuit Court of Appeals, and on February 1, 2000, the Fifth Circuit affirmed the DOT's order in all respects. On March 3, 2000, Fort Worth filed a petition for writ of certiorari with the United States Supreme Court asking the Court to review the Fifth Circuit's decision. On May 1, 2000, American similarly filed a petition for writ of certiorari with the United States Supreme Court asking the Court to review the Fifth Circuit's decision to the extent it found that the Bond Ordinance's restrictions on service at Love Field are preempted. On May 1, 2000, DFW also filed a petition for writ of certiorari asking the Supreme Court to review the portion of the Fifth Circuit decision that found that the DFW Use Agreement was preempted to the extent that it precludes DFW signatory carriers from operating interstate service at Love Field.

     In January 2000, the Department of Justice, at the behest of the DOT, filed a lawsuit in the United States District Court for the Northern District of Texas, Dallas Division, against Fort Worth and American seeking to enforce the DOT's order and to prevent any party from interfering with any carrier operating under that order. DOT subsequently filed a motion for summary judgement which American and Fort Worth are opposing.

     On May 1, 2000 American commenced new service from Love Field to Chicago and Los Angeles using space leased from Continental Express through May 28, 2000. American is seeking facilities at Love Field from the City of Dallas to use for this new service starting May 29, 2000. As a result of the foregoing, the future of interstate flight operations at Love Field and American's DFW hub are uncertain. An increase in operations at Love Field to new interstate destinations and/or the inability of American to effectively compete at Love Field could adversely impact American's business.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this report, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, included but not limited to the Form 10-K for the year ended December 31, 1999.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

    As part of the settlement, American agreed to pay the Wolens and Gutterman plaintiffs' attorneys and the cost of administering the settlement, which amounts were accrued as of December 31, 1999. In consideration for the relief provided for in the settlement agreement, Wolens and Gutterman class members will release American from all claims arising from any changes that American has made to the AAdvantage program and reaffirming American's right to make changes to the AAdvantage program in the future. On May 2, 2000, the court preliminarily approved the settlement and authorized sending notice of the settlement to class members. Before the settlement can become effective, the court must give final approval of the settlement agreement after providing any objectors an opportunity to be heard.

    On August 7, 1998, a purported class action was filed against American Airlines in state court in Travis County, Texas (Boon Ins. Agency v. American Airlines, Inc., et al.) claiming that the $75 reissuance fee for changes to non-refundable tickets is an unenforceable liquidated damages clause and seeking a refund of the fee on behalf of all passengers who paid it, as well as interest and attorneys' fees. On September 23, 1998, Continental, Delta, and America West were added as defendants to the lawsuit. On February 2, 1999, prior to any discovery being taken and a class being certified, the court granted the defendants' motion for summary judgment holding that Plaintiff's claims are preempted by the Airline Deregulation Act. Plaintiff has filed an appeal of the dismissal of the lawsuit. On March 30, 2000, the Texas Court of Appeals in Austin affirmed the granting of defendants' motion for summary judgment.

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

                                PART II


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12    Computation of ratio of earnings to fixed charges for the three months ended March 31, 2000 and 1999.

27   Financial Data Schedule

Reports on Form 8-K:  None

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  May 11, 2000            BY: /s/  Thomas W. Horton
                               Thomas W. Horton
                               Senior  Vice  President - Finance  and
                               Planning and Chief Financial Officer

                                                            Exhibit 12
                        AMERICAN AIRLINES, INC.
           Computation of Ratio of Earnings to Fixed Charges
                             (in millions)

                                            Three Months Ended March 31,
                                             2000             1999
 Earnings:
 Earnings from continuing operations
  before income taxes                      $    181          $     67

 Add:  Total fixed charges (per below)          263               246

 Less:  Interest capitalized                     36                31
    Total earnings                         $    408          $    282

 Fixed charges:
 Interest                                  $     70          $     51

 Portion on rental expense
 representative of the interest factor          193               195

 Amortization of debt expense                     -                 -
    Total fixed charges                    $    263          $    246

 Ratio of earnings to fixed charges            1.55              1.15
