Form 10-Q
period 2000-06-30
AMERICAN AIRLINES INC
filed 2000-07-28
CIK 4515

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.


[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                to                .
                               ---------------  ----------------


Commission file number 1-2691.
                       ------


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
                                                     --------------


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No         .
                                      ------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 1,000 shares as of July 25, 2000

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and
(b) of Form 10-Q.

================================================================================

                                      INDEX

                             AMERICAN AIRLINES, INC.




Part I: FINANCIAL INFORMATION


Item 1. Financial Statements

     Consolidated Statements of Operations -- Three and six months ended June 30, 2000 and 1999

     Condensed Consolidated Balance Sheets -- June 30, 2000 and
     December 31, 1999

     Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2000 and 1999

     Notes to Condensed Consolidated Financial Statements -- June 30, 2000


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk


Part II: OTHER INFORMATION


Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K


SIGNATURE

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)
--------------------------------------------------------------------------------

                                              Three Months Ended              Six Months Ended
                                                  June 30,                       June 30,
                                         --------------------------      --------------------------
                                            2000            1999            2000            1999
                                         ----------      ----------      ----------      ----------
REVENUES
  Passenger                              $    4,186      $    3,751      $    7,956      $    7,071
  Cargo                                         177             162             343             305
  Other                                         247             264             513             510
                                         ----------      ----------      ----------      ----------
    Total operating revenues                  4,610           4,177           8,812           7,886


EXPENSES
  Wages, salaries and benefits                1,570           1,466           3,084           2,849
  Aircraft fuel                                 539             395           1,066             731
  Depreciation and amortization                 261             240             517             466
  Commissions to agents                         256             279             498             551
  Other rentals and landing fees                237             222             453             433
  Maintenance, materials and repairs            224             180             446             398
  Food service                                  197             183             379             348
  Aircraft rentals                              140             148             280             298
  Other operating expenses                      715             700           1,432           1,421
                                         ----------      ----------      ----------      ----------
    Total operating expenses                  4,139           3,813           8,155           7,495
                                         ----------      ----------      ----------      ----------
OPERATING INCOME                                471             364             657             391

OTHER INCOME (EXPENSE)
  Interest income                                34              11              64              29
  Interest expense                              (69)            (52)           (139)           (103)
  Interest capitalized                           33              27              69              58
  Related party interest - net                    1              14               6              25
  Miscellaneous - net                            54              (7)             48              24
                                         ----------      ----------      ----------      ----------
                                                 53              (7)             48              33
                                         ----------      ----------      ----------      ----------
EARNINGS BEFORE INCOME TAXES                    524             357             705             424
Income tax provision                            200             141             276             173
                                         ----------      ----------      ----------      ----------
NET EARNINGS                             $      324      $      216      $      429      $      251
                                         ==========      ==========      ==========      ==========


The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                                                  June 30,       December 31,
                                                                                   2000              1999
                                                                               ------------      ------------
ASSETS

CURRENT ASSETS
  Cash                                                                         $        127      $         72
  Short-term investments                                                              2,205             1,645
  Receivables, net                                                                    1,420             1,124
  Receivable from affiliates, net                                                       355               651
  Inventories, net                                                                      609               616
  Deferred income taxes                                                                 597               597
  Other current assets                                                                  206               176
                                                                               ------------      ------------
    Total current assets                                                              5,519             4,881

EQUIPMENT AND PROPERTY
  Flight equipment, net                                                              11,081             9,916
  Other equipment and property, net                                                   1,470             1,383
  Purchase deposits for flight equipment                                              1,382             1,495
                                                                               ------------      ------------
                                                                                     13,933            12,794

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
  Flight equipment, net                                                               1,573             1,623
  Other equipment and property, net                                                      98                98
                                                                               ------------      ------------
                                                                                      1,671             1,721

Route acquisition costs, net                                                            872               887
Other assets, net                                                                     1,432             1,436
                                                                               ------------      ------------
                                                                               $     23,427      $     21,719
                                                                               ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                             $      1,206      $        991
  Accrued liabilities                                                                 1,959             1,790
  Air traffic liability                                                               2,977             2,255
  Current maturities of long-term debt                                                  113                61
  Current obligations under capital leases                                              222               210
                                                                               ------------      ------------
    Total current liabilities                                                         6,477             5,307

Long-term debt, less current maturities                                               2,252             2,231
Obligations under capital leases, less current obligations                            1,292             1,414
Deferred income taxes                                                                 1,715             1,581
Other liabilities, deferred gains, deferred
  credits and postretirement benefits                                                 4,110             4,036

STOCKHOLDERS' EQUITY
  Common stock                                                                           --                --
  Additional paid-in capital                                                          1,836             1,840
  Accumulated other comprehensive income                                                 (2)               (2)
  Retained earnings                                                                   5,747             5,312
                                                                               ------------      ------------
                                                                                      7,581             7,150
                                                                               ------------      ------------
                                                                               $     23,427      $     21,719
                                                                               ============      ============

The accompanying notes are an integral part of these financial statements

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                                                    Six Months Ended June 30,
                                                                                 ------------------------------
                                                                                     2000              1999
                                                                                 ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                        $      1,829      $        604

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures, including net change in purchase deposits for flight
    equipment                                                                          (1,686)           (1,786)
  Net decrease (increase) in short-term investments                                      (560)              271
  Acquisitions and other investments                                                      (15)              (44)
  Proceeds from sale of equipment and property                                            132                40
  Proceeds from sale of other investments                                                  94                31
                                                                                 ------------      ------------
        Net cash used for investing activities                                         (2,035)           (1,488)

CASH FLOW FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations                               (137)              (98)
  Proceeds from issuance of long-term debt                                                102               612
  Sale-leaseback transactions                                                              --                54
  Funds transferred from affiliates, net                                                  296               275
                                                                                 ------------      ------------
        Net cash provided by financing activities                                         261               843

Net increase (decrease) in cash                                                            55               (41)
Cash at beginning of period                                                                72                85
                                                                                 ------------      ------------

Cash at end of period                                                            $        127      $         44
                                                                                 ============      ============


ACTIVITIES NOT AFFECTING CASH:
  Capital lease obligations incurred                                             $         --      $         54


The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

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

2. Accumulated depreciation of owned equipment and property at June 30, 2000 and December 31, 1999, was $7.3 billion and $7.0 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 2000 and December 31, 1999, was $1.2 billion and $1.1 billion, respectively.

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

4. As of June 30, 2000, the Company had commitments to acquire the following aircraft: 69 Boeing 737-800s, 20 Boeing 757-200s and 15 Boeing 777-200IGWs. Deliveries of these aircraft will extend through 2004. Payments for these aircraft will approximate $850 million during the remainder of 2000, $1.6 billion in 2001, $500 million in 2002 and an aggregate of approximately $300 million in 2003 and 2004.

5. During 1999, the Company entered into an agreement with priceline.com Incorporated (priceline) whereby ticket inventory provided by the Company may be sold through priceline's e-commerce system. In conjunction with this agreement, the Company received warrants to purchase approximately 5.5 million shares of priceline common stock. In the second quarter of 2000, the Company sold these warrants for proceeds of approximately $94 million, and recorded a pre-tax gain of $57 million ($36 million after-tax), which is included in Miscellaneous - net on the consolidated statements of operations.

6. In connection with a secondary offering by Equant N.V. in February 1999, the Company sold approximately 433,000 depository certificates for proceeds of $31 million. The Company recorded a pre-tax gain of $31 million ($19 million after-tax) as a result of this transaction which is included in Miscellaneous - net on the consolidated statements of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

American recorded NET EARNINGS for the six months ended June 30, 2000 of $429 million. This compares to net earnings of $251 million for the six months ended June 30, 1999. American's OPERATING INCOME of $657 million increased $266 million compared to the same period in 1999. The Company's 2000 results include an after-tax gain of approximately $36 million related to the sale of the Company's warrants to purchase 5.5 million shares of priceline.com Incorporated (priceline) common stock. The Company's 1999 results include a labor disagreement that disrupted the Company's operations and negatively impacted the Company's 1999 net earnings by an estimated $140 million. This was partially offset by the after-tax gain related to the sale of a portion of American's holdings in Equant, N.V. (Equant) of approximately $19 million.

American's PASSENGER REVENUES increased by 12.5 percent, or $885 million. American's YIELD of 13.84 cents increased by 6.1 percent compared to the same period in 1999. Domestic yields increased 5.8 percent from the first six months of 1999. International yields increased 7.1 percent, reflecting an increase of
16.9 percent, 8.6 percent and 4.8 percent in Pacific, Europe and Latin American yields, respectively. The increase in revenues was due primarily to a strong U.S. economy, which led to strong demand for air travel both domestically and internationally, and a favorable pricing climate. In addition, the first quarter of 1999 includes a schedule disruption which impacted the Company's operations.

American's traffic or REVENUE PASSENGER MILES (RPMs) increased 6.0 percent to
57.4 billion miles for the six months ended June 30, 2000. American's capacity or AVAILABLE SEAT MILES (ASMs) increased 2.6 percent to 80.1 billion miles in the first six months of 2000. American's domestic traffic increased 4.8 percent on capacity growth of 1.1 percent and international traffic increased 8.9 percent on capacity increases of 6.0 percent. The increase in domestic capacity was due primarily to the addition of new aircraft, mostly offset by the Company's "More Room Throughout Coach" initiative. The increase in international traffic was driven by a 16.2 percent increase in traffic to the Pacific on capacity growth of 5.2 percent, an 11.0 percent increase in traffic to Europe on a capacity increase of 9.9 percent and a 5.6 percent increase in traffic to Latin America on capacity growth of 3.2 percent.

Cargo REVENUES increased $38 million, or 12.5 percent, due primarily to a fuel surcharge implemented in February 2000 and the Company's increase in cargo capacity from the addition of new aircraft in late 1999 and 2000.

The Company's OPERATING EXPENSES increased 8.8 percent, or $660 million. American's cost per ASM increased by 6.8 percent to 10.10 cents. WAGES, SALARIES AND BENEFITS increased $235 million, or 8.2 percent, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase in the provision for profit-sharing. AIRCRAFT FUEL expense increased
45.8 percent, or $335 million, due to a 40.4 percent increase in American's average price per gallon and a 4.0 percent increase in American's fuel consumption. The increase in fuel expense is net of gains of approximately $220 million recognized during the six months ended June 30, 2000 relating to the Company's fuel hedging program. DEPRECIATION AND AMORTIZATION expense increased $51 million, or 10.9 percent, due primarily to the addition of new aircraft. COMMISSIONS TO AGENTS decreased 9.6 percent, or $53 million, despite an increase of approximately 12.5 percent in passenger revenues, due primarily to the benefit from the international base commission structure change implemented in October 1999 and a decrease in commissionable transactions. MAINTENANCE, MATERIALS AND REPAIRS expense increased 12.1 percent, or $48 million, due primarily to an increase in airframe and engine maintenance volumes at American's maintenance bases and an approximate $17 million one-time credit the Company received in the second quarter of 1999.

INTEREST INCOME increased approximately $35 million due primarily to higher investment balances. INTEREST EXPENSE increased approximately $36 million, or
35.0 percent, due to an increase in long-term debt. INTEREST CAPITALIZED increased 19.0 percent, or $11 million, due to an increase in purchase deposits for flight equipment. RELATED PARTY INTEREST - NET decreased approximately $19 million due primarily to lower affiliate intercompany balances with American. MISCELLANEOUS - NET increased approximately $24 million due primarily to the gain on sale of the Company's warrants to purchase 5.5 million shares of priceline common stock in the second quarter of 2000, which resulted in a $57 million gain. In the second quarter of 1999, the Company recorded an approximate $31 million gain on the sale of a portion of the Company's interest in Equant.

OTHER INFORMATION

AIRCRAFT COMMITMENTS

As of June 30, 2000, the Company had commitments to acquire the following aircraft: 69 Boeing 737-800s, 20 Boeing 757-200s and 15 Boeing 777-200IGWs. Deliveries of these aircraft will extend through 2004. Payments for these aircraft will approximate $850 million during the remainder of 2000, $1.6 billion in 2001, $500 million in 2002 and an aggregate of approximately $300 million in 2003 and 2004. The Company expects to fund its remaining 2000 capital expenditures from the Company's existing cash and short-term investments, internally generated cash, and new financing depending upon capital market conditions and the Company's evolving view of its long-term needs.

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

     In October 1997, the City of Fort Worth filed suit in state district court against the City of Dallas and others seeking to enforce the Bond Ordinance. Fort Worth contended that the 1997 Amendment does not preclude the City of Dallas from exercising its proprietary rights to restrict traffic at Love Field in a manner consistent with the Bond Ordinance and, moreover, that Dallas has an obligation to do so. American joined in this litigation. On October 15, 1998, the state district court granted summary judgment in favor of American and Fort Worth. On May 25, 2000, the Fort Worth Court of Appeals overturned the district court order and concluded that the Bond Ordinance was preempted by federal law. American and Fort Worth filed motions asking the Fort Worth Court of Appeals to reconsider its decision. In the same lawsuit, DFW filed claims alleging that irrespective of whether the Bond Ordinance was enforceable, the DFW Use Agreement prohibited American and other DFW signatory airlines from moving any interstate operations to Love Field.

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

     In December 1998, the Department of Transportation (DOT) issued an order on the federal law questions concerning the Bond Ordinance, local proprietary powers, DFW's Use Agreement with DFW carriers such as American, and the Wright and 1997 Amendments, and concluded that the Bond Ordinance was preempted by federal law and was therefore not enforceable. The DOT also found that the DFW Use Agreement did not preclude American from conducting interstate operations at Love Field. Fort Worth, American and DFW appealed the DOT's order to the Fifth Circuit Court of Appeals, and on February 1, 2000, the Fifth Circuit affirmed the DOT's order in all respects. American, Fort Worth and DFW each filed petitions for writ of certiorari with the United States Supreme Court, which were denied on June 29, 2000. Shortly thereafter, American, Fort Worth and DFW dismissed all remaining motions and claims in the Texas state court litigation. Consequently, litigation over the right to provide scheduled passenger operations at Love Field on aircraft with fewer than 57 seats to destinations beyond the Wright Amendment perimeter has ended.

     In January 2000, the Department of Justice, at the behest of the DOT, filed a lawsuit in the United States District Court for the Northern District of Texas, Dallas Division, against Fort Worth and American seeking to enforce the DOT's order and to prevent any party from interfering with any carrier operating under that order.

     On May 1, 2000, American commenced service from Love Field to Chicago and Los Angeles using terminal space leased from Continental Express on a short-term basis. American has further announced that it will offer service from Love Field to New York's LaGuardia airport commencing August 31, 2000. American is seeking long-term facilities at Love Field from the City of Dallas for its Love Field operations. As a result of the foregoing, an increase in operations at Love Field and/or the inability of American to obtain adequate facilities to compete effectively at Love Field could adversely impact American's business.

INDUSTRY CONSOLIDATION

Two competitors of the Company, UAL Corporation and US Airways Group, Inc., recently announced that they have entered into a definitive merger agreement. If that merger were to be consummated or other significant consolidation were to occur in the airline industry, conditions and competition in the industry could be significantly altered. If the Company were involved in a business combination with a competitor, the financial condition and prospects of the resulting corporation could be materially different from those of the Company.

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

                           PART II: OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In connection with its frequent flyer program, American was sued in several purported class action cases currently pending in the Circuit Court of Cook County, Illinois. In Wolens et al. v. American Airlines, Inc. and Tucker v. American Airlines, Inc. (hereafter, "Wolens"), plaintiffs seek money damages and attorneys' fees claiming that a change made to American's AAdvantage program in May 1988, which limited the number of seats available to participants travelling on certain awards, breached American's agreement with its AAdvantage members. (Although the Wolens complaint originally asserted several state law claims, only the plaintiffs' breach of contract claim remains after the U.S. Supreme Court ruled that the Airline Deregulation Act preempted the other claims). In Gutterman et al. v. American Airlines, Inc. (hereafter, "Gutterman"), plaintiffs also seek money damages and attorneys' fees claiming that the February 1995 increase in the award mileage required to claim a certain AAdvantage travel award breached the agreement between American and its AAdvantage members. On June 23, 1998, the court certified the Gutterman case as a class action.

     In February 2000, American and the Wolens and Gutterman plaintiffs reached a settlement of both lawsuits. Pursuant to the agreement, American and the plaintiffs agreed to ask the court to consolidate the Wolens and Gutterman lawsuits for purposes of settlement. Further, American and the Wolens plaintiffs agreed to ask the court to certify a Wolens class of AAdvantage members who had at least 35,000 unredeemed AAdvantage miles as of December 31, 1988. In addition, American and the Gutterman plaintiffs agreed to ask the court to decertify the existing Gutterman class and to certify a new Gutterman class of AAdvantage members who as of December 31, 1993 (a) had redeemed 25,000 or 50,000 AAdvantage miles for certain AAdvantage awards and/or (b) had between 4,700 and 24,999 unredeemed miles in his or her account that were earned in 1992 or 1993. Depending upon certain factors, Wolens and Gutterman class members will be entitled to receive certificates entitling them to mileage off certain AAdvantage awards or dollars off certain American fares.

     As part of the settlement, American agreed to pay the Wolens and Gutterman plaintiffs' attorneys and the cost of administering the settlement, which amounts were accrued as of December 31, 1999. In consideration for the relief provided in the settlement agreement, Wolens and Gutterman class members will release American from all claims arising from any changes that American has made to the AAdvantage program and reaffirming American's right to make changes to the AAdvantage program in the future. On May 2, 2000, the court preliminarily approved the settlement and authorized sending notice of the settlement to class members. Before the settlement can become effective, the court must give final approval of the settlement agreement after providing any objectors an opportunity to be heard.

     On August 7, 1998, a purported class action was filed against American Airlines in state court in Travis County, Texas (Boon Ins. Agency v. American Airlines, Inc., et al.) claiming that the $75 reissuance fee for changes to non-refundable tickets is an unenforceable liquidated damages clause and seeking a refund of the fee on behalf of passengers who paid it, as well as interest and attorneys' fees. On September 23, 1998, Continental, Delta, and America West were added as defendants to the lawsuit. On February 2, 1999, prior to any discovery being taken and a class being certified, the court granted the defendants' motion for summary judgment holding that plaintiff's claims are preempted by the Airline Deregulation Act. Plaintiff has filed an appeal of the dismissal of the lawsuit. On March 30, 2000, the Texas Court of Appeals in Austin affirmed the granting of defendants' motion for summary judgment. The plaintiff is seeking review by the Supreme Court of Texas. American is vigorously defending all claims against it.

                                     PART II


ITEM 1. LEGAL PROCEEDINGS (CONTINUED)

     On May 20, 1999, several class action lawsuits filed against the Allied Pilots Association (APA) seeking compensation for passengers and cargo shippers adversely affected by a labor disagreement that disrupted operations in February 1999 were consolidated in the United States District Court for the Northern District of Texas, Dallas Division (In re Allied Pilots Association Class Action Litigation). Plaintiffs are not seeking to hold American independently liable. Instead, Plaintiffs named American as a defendant because American has a $45.5 million judgment against the APA. APA filed cross claims against American in one of the cases now consolidated in the Northern District of Texas alleging that American must indemnify pilots who put themselves on the sick list. APA also filed a motion to dismiss all claims against it. A United States District Court Magistrate recommended that the court dismiss all the claims in the lawsuit, concluding that certain claims are preempted by federal law and that certain other claims should be brought in state court, rather than federal court. The Magistrate's recommendations are pending before the court. On July 24, 2000, American announced that it had reached a tentative agreement with the APA that would modify the existing labor contract between American and the APA which, if approved by the APA membership, will resolve among other issues American's $45.5 million judgment against the APA. If this agreement is approved, it may impact claims against American in this litigation. In the meanwhile, American is vigorously defending all claims against it.

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

                                     PART II

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2000 and 1999.

27   Financial Data Schedule

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      AMERICAN AIRLINES, INC.




Date:  July 28, 2000            BY:   /s/  Thomas W. Horton
                                      ---------------------
                                      Thomas W. Horton
                                      Senior Vice President -
                                        Finance and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------
12        Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2000 and 1999.

27        Financial Data Schedule