Form 10-Q
period 2000-09-30
AMERICAN AIRLINES INC
filed 2000-10-26
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2000.


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


Common Stock, $1 par value - 1,000 shares as of October 19, 2000

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and nine months ended September 30, 2000 and 1999

  Condensed Consolidated Balance Sheets -- September 30, 2000 and December 31, 1999

  Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2000 and 1999

  Notes  to  Condensed Consolidated Financial Statements -- September
  30, 2000


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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

                            Three Months Ended    Nine Months Ended
                              September 30,         September 30,
                             2000       1999       2000       1999
Revenues
  Passenger                 $4,385     $3,900   $ 12,341   $ 10,971
  Cargo                        182        158        525        463
  Other                        266        259        779        769
   Total operating revenues  4,833      4,317     13,645     12,203


Expenses
  Wages, salaries and
   benefits                  1,617      1,435      4,701      4,284
  Aircraft fuel                616        436      1,682      1,167
  Depreciation and
   amortization                273        247        790        713
  Commissions to agents        249        294        747        845
  Other rentals and
   landing fees                231        228        684        661
  Maintenance, materials
   and repairs                 228        218        674        616
  Food service                 202        195        581        543
  Aircraft rentals             140        147        420        445
  Other operating expenses     760        737      2,192      2,158
   Total operating expenses  4,316      3,937     12,471     11,432
Operating Income               517        380      1,174        771

Other Income (Expense)
  Interest income               40         19        104         53
  Interest expense             (71)       (62)      (210)      (165)
  Interest capitalized          35         25        104         83
  Related party interest -net    2         11          8         31
  Miscellaneous - net           (8)        (8)        40         16
                                (2)       (15)        46         18
Earnings Before Income Taxes   515        365      1,220        789
Income tax provision           199        145        475        318
Net Earnings                $  316     $  220    $   745    $   471

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                         September 30,   December 31,
                                              2000          1999

Assets

Current Assets
  Cash                                      $    168       $    72
  Short-term investments                       2,098         1,645
  Receivables, net                             1,476         1,124
  Receivable from affiliates, net                509           651
  Inventories, net                               626           616
  Deferred income taxes                          597           597
  Other current assets                           177           176
    Total current assets                       5,651         4,881

Equipment and Property
  Flight equipment, net                       11,450         9,916
  Other equipment and property, net            1,543         1,383
  Purchase deposits for flight equipment       1,523         1,495
                                              14,516        12,794

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,479         1,623
  Other equipment and property, net               97            98
                                               1,576         1,721

Route acquisition costs, net                     865           887
Other assets, net                              1,370         1,436
                                            $ 23,978      $ 21,719
Liabilities and Stockholders' Equity

Current Liabilities
  Accounts payable                          $  1,229      $    991
  Accrued liabilities                          2,141         1,790
  Air traffic liability                        2,929         2,255
  Current maturities of long-term debt           101            61
  Current obligations under capital leases       248           210
    Total current liabilities                  6,648         5,307

Long-term debt, less current maturities        2,245         2,231
Obligations  under  capital  leases,
 less current obligations                      1,235         1,414
Deferred income taxes                          1,867         1,581
Other liabilities, deferred gains, deferred
  credits and postretirement benefits          4,088         4,036

Stockholders' Equity
  Common stock                                     -            -
  Additional paid-in capital                   1,836         1,840
  Accumulated other comprehensive income          (2)           (2)
  Retained earnings                            6,061         5,312
                                               7,895         7,150
                                            $ 23,978      $ 21,719

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                Nine Months Ended
                                                  September 30,
                                              2000          1999
Net Cash Provided by Operating Activities     $2,681        $    604

Cash Flow from Investing Activities:
Capital expenditures, including net change
 in purchase deposits for flight equipment    (2,485)         (1,786)
Net decrease (increase) in
 short-term investments                         (453)            271
Acquisitions and other investments               (15)            (44)
Proceeds from sale of equipment
 and property                                    206              40
Proceeds from sale of other investments           94              31
 Net cash used for investing activities       (2,653)         (1,488)

Cash Flow from Financing Activities:
Payments on long-term debt and capital
 lease obligations                              (176)            (98)
Proceeds from issuance of long-term debt         102             612
Sale-leaseback transactions                        -              54
Funds transferred from affiliates, net           142             275
Net cash provided by financing activities         68             843

Net increase (decrease) in cash                   96             (41)
Cash at beginning of period                       72              85

Cash at end of period                         $  168         $    44


Activities Not Affecting Cash:
  Capital lease obligations incurred          $    -         $    54

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

2.Accumulated  depreciation  of owned equipment  and  property  at
  September 30, 2000 and December 31, 1999, was $7.5 billion and $7.0 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 2000 and December 31, 1999, was $1.2 billion and $1.1 billion, respectively.

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

4.As of October 2, 2000, the Company had commitments to acquire the following aircraft: 67 Boeing 737-800s, 21 Boeing 777-200IGWs and 20 Boeing 757-200s. Deliveries of these aircraft extend through 2004. Payments for these aircraft will approximate $520 million during the remainder of 2000, $2.1 billion in 2001, $830 million in 2002 and an aggregate of approximately $310 million in 2003 and 2004.

5.During   1999,   the   Company  entered  into  an   agreement   with
  priceline.com Incorporated (priceline) whereby ticket inventory provided by the Company may be sold through priceline's e-commerce system. In conjunction with this agreement, the Company received warrants to purchase approximately 5.5 million shares of priceline common stock. In the second quarter of 2000, the Company sold these warrants for proceeds of approximately $94 million, and recorded a pre-tax gain of $57 million ($36 million after-tax), which is included in Miscellaneous - net on the consolidated statements of operations.

6.In  connection with a secondary offering by Equant N.V. in  February
  1999, the Company sold approximately 433,000 depository certificates for proceeds of $31 million. The Company recorded a pre-tax gain of $31 million ($19 million after-tax) as a result of this transaction which is included in Miscellaneous - net on the consolidated statements of operations.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.Financial Accounting Standards Board Statement of  Financial
  Accounting   Standards   No.   133,  "Accounting   for   Derivative
  Instruments and Hedging Activities" (SFAS 133), as amended, is required to be adopted in fiscal years beginning after June 15,
  2000. SFAS 133 will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company will adopt SFAS 133 in the first quarter of fiscal year 2001. The
  Company is currently evaluating the impact of SFAS 133 on the Company's financial condition and results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2000 and 1999

American recorded net earnings for the nine months ended September 30, 2000 of $745 million. This compares to net earnings of $471
million  for  the  nine months ended September 30, 1999.   American's
operating income of $1.2 billion increased $403 million compared to the same period in 1999. The Company's 2000 results include the
effect  of  a  labor  disruption  at  one  of  the  Company's   major
competitors which positively impacted the Company's net earnings and an after-tax gain of approximately $36 million related to the sale of the Company's warrants to purchase 5.5 million shares of priceline.com Incorporated (priceline) common stock. The Company's 1999 results include a labor disagreement that disrupted the Company's operations and negatively impacted the Company's 1999 net earnings by an estimated $140 million. This was partially offset by the after-tax gain related to the sale of a portion of American's holdings in Equant, N.V. (Equant) of approximately $19 million.

The Company's revenues increased approximately $1.4 billion, or 11.8 percent, during the first nine months of 2000 versus the same period last year. American's passenger revenues increased by 12.5 percent, or approximately $1.4 billion. American's yield of 13.86 cents increased by 6.8 percent compared to the same period in 1999. Domestic yields increased 6.6 percent from the first nine months of 1999. International yields increased 7.5 percent, reflecting an increase of 12.0 percent, 10.4 percent and 4.8 percent in Pacific, Europe and Latin American yields, respectively. The increase in revenues was due primarily to a strong U.S. economy, which led to strong demand for air travel both domestically and internationally, a favorable pricing climate, and a labor disruption at one of the Company's major competitors which positively impacted the Company's revenues by approximately $80 million to $100 million. The first quarter of 1999 includes a schedule disruption which negatively impacted the Company's operations.

American's traffic or revenue passenger miles (RPMs) increased 5.4 percent to 89.1 billion miles for the nine months ended September 30,
2000.   American's capacity or available seat miles (ASMs)  increased
1.0 percent to 121.5 billion miles in the first nine months of 2000. American's domestic traffic increased 4.2 percent on a capacity decrease of 0.5 percent and international traffic increased 7.8
percent  on  capacity  increases of 4.2  percent.   The  decrease  in
domestic capacity was due primarily to the Company's "More Room Throughout Coach" initiative. The increase in international traffic was driven by a 12.7 percent increase in traffic to the Pacific on capacity growth of 3.5 percent, a 10.1 percent increase in traffic to Europe on a capacity increase of 7.9 percent and a 4.6 percent increase in traffic to Latin America on capacity growth of 1.4 percent.

Cargo revenues increased $62 million, or 13.4 percent, due primarily to a fuel surcharge implemented in February 2000, the Company's increase in cargo capacity from the addition of new aircraft in late 1999 and 2000, and a labor disruption at one of the Company's major competitors.

The Company's operating expenses increased 9.1 percent, or approximately $1.0 billion. American's cost per ASM increased by 8.4 percent to 10.17 cents. Wages, salaries and benefits increased $417 million, or 9.7 percent, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts and an increase of approximately $117 million in the provision for profit-sharing. Aircraft fuel expense increased 44.1 percent, or $515 million, due to a 39.7 percent increase in the Company's average price per gallon and a 3.3 percent increase in the Company's fuel consumption. The increase in fuel expense is net of gains of approximately $371 million recognized during the nine months ended September 30, 2000 related to the Company's fuel hedging program. Depreciation and amortization expense increased $77 million, or 10.8 percent, due primarily to the addition of new aircraft. Commissions to agents decreased 11.6 percent, or $98 million, despite an increase of approximately 12.5 percent in passenger revenues, due primarily to the benefit from the international base commission structure changes implemented in October 1999 and January 2000, respectively, and a decrease in commissionable transactions.

Interest income increased $51 million, or 96.2 percent, due primarily to higher investment balances. Interest expense increased $45 million, or 27.3 percent, due to an increase in the average outstanding long-term debt balance in 2000. Interest capitalized increased 25.3 percent, or $21 million, due primarily to an increase in purchase deposits for flight equipment. Related party interest - net decreased $23 million due primarily to lower affiliate intercompany balances with American. Miscellaneous - net increased
$24 million due primarily to the gain on sale of the Company's warrants to purchase 5.5 million shares of priceline common stock in the second quarter of 2000, which resulted in a $57 million gain. In the first quarter of 1999, the Company recorded an approximate $31 million gain on the sale of a portion of the Company's interest in Equant.

OTHER INFORMATION

Aircraft Commitments

As of October 2, 2000, the Company had commitments to acquire the following aircraft: 67 Boeing 737-800s, 21 Boeing 777-200IGWs and 20 Boeing 757-200s. Deliveries of these aircraft extend through 2004. Payments for these aircraft will approximate $520 million during the remainder of 2000, $2.1 billion in 2001, $830 million in 2002 and an aggregate of approximately $310 million in 2003 and 2004. The Company expects to fund these capital expenditures from the Company's existing cash and short-term investments, internally generated cash, and new financing depending upon market conditions and the Company's evolving view of its long-term needs.

Dividend to AMR

On October 18, 2000, the Board of Directors of American Airlines declared a $1.5 billion cash dividend payable on or about November 1, 2000 to AMR. The purpose of the dividend is to establish a cash management function at AMR to implement future decisions regarding uses of cash and to improve efficiency.

Dallas Love Field

In 1968, as part of an agreement between the cities of Fort Worth and Dallas to build and operate Dallas/Fort Worth Airport (DFW), a bond ordinance was enacted by both cities (the Bond Ordinance). The Bond Ordinance required both cities to direct all scheduled interstate passenger operations to DFW and was an integral part of the bonds issued for the construction and operation of DFW. In 1979, as part of a settlement to resolve litigation with Southwest Airlines, the cities agreed to expand the scope of operations allowed under the Bond Ordinance at Dallas' Love Field. Congress enacted the Wright
Amendment to prevent the federal government from acting inconsistent with this agreement. The Wright Amendment limited interstate operations at Love Field to the four states contiguous to Texas (New Mexico, Oklahoma, Arkansas, and Louisiana) and prohibited through ticketing to any destination outside that perimeter. In 1997, without the agreement of the cities, Congress amended the Wright Amendment by
(i) adding three states (Kansas, Mississippi, and Alabama) to the perimeter and (ii) removing some federal restrictions on large aircraft configured with 56 seats or fewer.

  From October 1997 through May 2000, American, the cities of Fort Worth and Dallas, and other parties were involved in litigation regarding flight restrictions at Love Field. On May 1, 2000, American commenced service from Love Field to Chicago and Los Angeles using Fokker 100 aircraft reconfigured to hold 56 seats. These flights depart from terminal space leased from Continental Express on a short-term basis.
On August 31, 2000, American commenced service from Love Field to New York's LaGuardia airport using the same facilities. American is seeking long-term facilities at Love Field from the City of Dallas for its Love Field operations. Consultants for the City of Dallas are drafting a master plan for Love Field and expect to make recommendations to the City of Dallas by the end of November 2000. As a result of the foregoing, an increase in operations at Love Field and/or the inability of American to obtain adequate facilities to compete effectively at Love Field could adversely impact American's business.

Industry Consolidation

Two competitors of the Company, UAL Corporation and US Airways Group, Inc., recently announced that they have entered into a definitive merger agreement. The Company is considering its strategic response to the possibility of industry consolidation, and from time to time is engaged in discussions with other carriers regarding potential significant business combinations and acquisitions of assets. To date these discussions have not resulted in a definitive agreement between the Company and any other carrier to enter into such a business combination or asset acquisition; however, there can be no assurance that the Company will not enter into such a transaction in the future. If any significant airline industry consolidation were to occur, including any business combination involving the Company or significant asset acquisition by the Company, the financial condition and prospects of the Company or the resulting corporation could be materially different from those of the Company currently.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 1999 except as discussed below.

   Based on projected fuel usage for the next twelve months, a hypothetical 10 percent increase in the September 29, 2000 cost per gallon of fuel would result in an increase to American's aircraft fuel expense of approximately $192 million for the next twelve months, net of fuel hedge instruments outstanding at September 30, 2000. The change in market risk from December 31, 1999 is due primarily to the increase in fuel prices. As of September 30, 2000, the Company has hedged approximately 70 percent of its remaining 2000 fuel requirements and approximately 35 percent of its 2001 fuel requirements.

  During  2000,  the Company terminated interest rate swap  agreements
on   notional  amounts  of  approximately  $425  million   which   had
effectively  converted  a  portion of its  fixed-rate  obligations  to
floating-rate  obligations.   The cost of terminating  these  interest
rate swap agreements was not material and the impact of the termination of these interest rate swap agreements on the Company's interest rate market risk was not significant.

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

  As part of the settlement, American agreed to pay the Wolens and Gutterman plaintiffs' attorneys fees and the cost of administering the settlement, which amounts were accrued as of December 31, 1999. In consideration for the relief provided in the settlement agreement, Wolens and Gutterman class members will release American from all claims arising from any changes that American has made to the AAdvantage program and reaffirming American's right to make changes to the AAdvantage program in the future. On May 2, 2000, the court preliminarily approved the settlement and authorized sending notice of the settlement to class members. On September 28, 2000, the court heard arguments from a number of class members who are objecting to various terms of the settlement. The court did not rule on the merits of any objections, and therefore has not yet decided whether it will finally approve the settlement agreement.

   On August 7, 1998, a purported class action was filed against American Airlines in state court in Travis County, Texas (Boon Ins. Agency v. American Airlines, Inc., et al.) claiming that the $75 reissuance fee for changes to non-refundable tickets is an unenforceable liquidated damages clause and seeking a refund of the fee on behalf of passengers who paid it, as well as interest and attorneys' fees. On September 23, 1998, Continental, Delta, and America West were added as defendants to the lawsuit. On February 2, 1999, prior to any discovery being taken and a class being certified, the court granted the defendants' motion for summary judgment holding that plaintiff's claims are preempted by the Airline Deregulation Act. Plaintiff appealed and on March 30, 2000, the Texas Court of Appeals in Austin affirmed the granting of defendants' motion for summary judgment. On August 17, 2000, the Texas Supreme Court denied the plaintiff's petition for review.

                                PART II

   On May 20, 1999, several class action lawsuits filed against the Allied Pilots Association (APA) seeking compensation for passengers and cargo shippers adversely affected by a labor disagreement that disrupted operations in February 1999 were consolidated in the United States District Court for the Northern District of Texas, Dallas Division (In re Allied Pilots Association Class Action Litigation). Although American was named as a defendant, plaintiffs were not seeking to hold American independently liable. Instead, Plaintiffs named American as a defendant because American has a $45.5 million judgment against the APA, the value of which is believed to exceed the APA's total assets. The APA moved to dismiss all claims alleged against it, and on September 26, 2000, the court dismissed all of the Plaintiffs' claims against the APA. In so doing, however, the court refused to dismiss certain state law claims with prejudice, but instead concluded that these state law claims were not preempted by federal law and could proceed in a state court. On October 3, 2000, Plaintiffs filed a complaint in Texas state court against the APA. In the complaints, Plaintiffs allege that in the event the APA does not have enough assets to satisfy American's $45.5 million judgment and any judgment the Plaintiffs' recover, any judgment in their case should be considered equal to or superior to American's interest in the $45.5 million judgment against the APA. American intends to vigorously defend all claims against it in this action.

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

   On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas. The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. The case has been set for trial on May 22, 2001. American intends to defend the lawsuit vigorously.

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

                                PART II

   On March 1, 2000, American was served with a federal grand jury subpoena calling for American to produce documents relating to de-icing operations at DFW since 1992. American has produced documents to the grand jury, but is not able at this time to determine either the full scope of the grand jury's investigation or American's role in the investigation. American intends to fully cooperate with the government's investigation.


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 2000 and 1999.

27   Financial Data Schedule

     On July 20, 2000, American filed a report on Form 8-K relative to a press release issued by AMR to report AMR's second quarter 2000 earnings.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  October 26, 2000        BY: /s/  Thomas W. Horton
                               Thomas W. Horton
                               Senior Vice President - Finance and
                               Chief Financial Officer

                                                            Exhibit 12
                        AMERICAN AIRLINES, INC.
           Computation of Ratio of Earnings to Fixed Charges
                             (in millions)

                                   Three Months Ended   Nine Months Ended
                                       September 30,      September 30,
                                       2000     1999      2000      1999
 Earnings:
 Earnings before income taxes          $515     $365      $1,220    $789

 Add:  Total fixed charges
       (per below)                      265      261         800     757

 Less:  Interest capitalized             35       25         104      83
    Total earnings                     $745     $601      $1,916  $1,463

 Fixed charges:
 Interest, including interest
  capitalized                          $ 71     $ 62      $  210  $  165

 Portion of rental expense
 representative of the
 interest factor                        194      199         589     591

 Amortization of debt expense             -        -           1       1
    Total fixed charges                $265     $261        $800    $757

 Ratio of earnings to fixed charges    2.81     2.30        2.40    1.93