Form 10-K405
period 2000-12-31
AMERICAN AIRLINES INC
filed 2001-03-22
CIK 4515

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For fiscal year ended December 31, 2000.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

American Airlines, Inc. is a wholly-owned subsidiary of AMR Corporation, and there is no market for the registrant's common stock. As of March 16, 2001, 1,000 shares of the registrant's common stock were outstanding.

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

       American is one of the largest scheduled passenger airlines in the world. At the end of 2000, American provided scheduled jet service to more than 169 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system.

       On January 10, 2001, the Company announced three transactions that are expected to substantially increase the scope of its existing network. First, the Company announced that it had agreed to purchase substantially all of the assets of Trans World Airlines, Inc. (TWA) for approximately $500 million in cash and to assume approximately $3.5 billion of TWA's obligations. The Company's agreement with TWA contemplated that TWA would file for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and conduct an auction of its assets under the auspices of the Bankruptcy Court. During the auction, other credible offers would compete with the Company's offer. TWA filed for bankruptcy protection on January 10, 2001. In conjunction therewith, the Company also agreed to provide TWA with up to $200 million in debtor-in-possession financing to facilitate TWA's ability to maintain its operations until the completion of this transaction. The amount available under this facility was later increased to $330 million. As of March 19, 2001, approximately $289 million had been provided via the debtor-in-possession financing.

       The auction of TWA's assets was commenced on March 5, 2001, and recessed to March 7, 2001. During the recess, the Company increased its cash bid to $625 million and agreed to leave in the TWA estate certain aircraft security deposits, advance rental payments and rental rebates that were estimated to bring approximately $117 million of value to TWA. The Company expects that the increase in the Company's bid will be more than offset, however, by the benefit to the Company of the reductions in rental rates the Company has negotiated with TWA's aircraft lessors. On March 7, 2001, TWA's board selected the Company's bid as the "highest and best" offer, and on March 12, 2001, the U.S. Bankruptcy Court, District of Delaware, entered an order approving the sale of TWA's assets to the Company. Consummation of the transaction is subject to several contingencies, including the waiver by TWA's unions of certain provisions of their collective bargaining agreements. The approval of the U.S. Department of Justice (DOJ) was obtained on March 16, 2001. Certain parties have filed appeals of the Bankruptcy Court's sale order, and have sought a stay of the transaction, pending the appeals. A provision of the Bankruptcy Code will permit the Company to close the transaction, despite pending appeals, unless a stay is granted. If a stay is granted, the Company would anticipate that the appeal process would be expedited. Upon the closing of the transaction, TWA will be integrated into American's operations with a continued hub operation in St. Louis.

       Secondly, the Company announced that it has agreed to acquire from United Airlines, Inc. (United) certain key strategic assets (slots, gates and aircraft) of US Airways, Inc. (US Airways) upon the consummation of the previously announced merger between United and US Airways. In addition to the acquisition of these assets, American will lease a number of slots and gates from United so that American may operate half of the northeast Shuttle (New York/Washington DC/Boston). United will operate the other half of the Shuttle. For these assets, American will pay approximately $1.2 billion in cash to United and assume approximately $300 million in aircraft operating leases. The consummation of these transactions is contingent upon the closing of the proposed United/US Airways merger. Also, the acquisition of aircraft is generally dependent upon a certain number of US Airways' Boeing 757 cockpit crew members transferring to American's payroll.

       Finally, American has agreed to acquire a 49 percent stake in, and to enter into an exclusive marketing agreement with, DC Air LLC (DC Air). American has agreed to pay $82 million in cash for its ownership stake. American will have a right of first refusal on the acquisition of the remaining 51 percent stake in DC Air. American will also lease to DC Air a certain number of Fokker 100 aircraft with necessary crews (known in the industry as a "wet lease"). These wet leased aircraft will be used by DC Air in its operations. DC Air is the first significant new entrant at Ronald Reagan Washington National Airport
(DCA) in over a decade. DC Air will acquire the assets needed to begin its DCA operations from United/US Airways upon the consummation of the merger between the two carriers. American's investment in DC Air and the other arrangements described above are contingent upon the consummation of the merger between United and US Airways.

       As a result of the above transactions, and for several other reasons, American has initiated an impairment review of certain fleet types in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This review could result in an impairment charge to be taken by the Company in 2001. The size of any resulting 2001 charge is not presently known, but may be significant.

COMPETITION

Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates four hubs: Dallas/Fort Worth (DFW), Chicago O'Hare, Miami and San Juan, Puerto Rico. Delta Air Lines and United Airlines also have hub operations at DFW and Chicago O'Hare, respectively.

       The American Eagle carriers, owned by AMR Eagle Holding Corporation, an AMR subsidiary, increase the number of markets American serves by providing connections at American's hubs and certain other major airports. The American Eagle carriers serve smaller markets through Boston, DFW, Chicago, Miami, San Juan, Los Angeles and New York's LaGuardia and John F. Kennedy International Airports. American's competitors also own or have marketing agreements with regional carriers which provide service at their major hubs.

       In addition to its extensive domestic service, American provides international service to the Caribbean, Canada, Latin America, Europe and the Pacific. American's operating revenues from foreign operations were approximately $5.7 billion in 2000, $5.0 billion in 1999 and $5.1 billion in 1998. Additional information about the Company's foreign operations is included in Note 11 to the consolidated financial statements.

       The domestic airline industry is fiercely competitive. Currently, any carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its domestic non-stop routes, the Company faces competing service from at least one, and sometimes more than one, major domestic airline including: Alaska Airlines, America West Airlines, Continental Airlines, Delta Air Lines, Northwest Airlines, Southwest Airlines, TWA, United, US Airways and their affiliated regional carriers. Competition is even greater between cities that require a connection, where as many as nine airlines may compete via their respective hubs. The Company also competes with national, regional, all-cargo and charter carriers and, particularly on shorter segments, ground transportation. In addition, on all of its routes, pricing decisions are affected, in part, by competition from other airlines, some of which have cost structures significantly lower than American's and can therefore operate profitably at lower fare levels.

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

       The growing use of electronic distribution systems provides the Company with an ever-increasing ability to lower its distribution costs. The Company continues to expand the capabilities of its Internet website - AA.com - and the use of electronic ticketing throughout the Company's network. In addition, the Company has entered into various agreements with several Internet travel providers, including Travelocity.com, Expedia, priceline.com and Hotwire. The base commission for sales through Internet travel providers is significantly lower than traditional travel agencies.

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

       The major U.S. carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, foreign governments, which own and subsidize some of American's foreign competitors, limit U.S. carriers' rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other's markets, various U.S. and foreign carriers -- including American -- have established marketing relationships with other airlines. American currently has code-sharing programs with Aer Lingus, Air Pacific, Alaska Airlines, Asiana Airlines, China Eastern Airlines, EVA Air, Finnair, Gulf Air, Hawaiian Airlines, Iberia, Japan Airlines, LanChile, LOT Polish Airlines, Qantas Airways, Sabena, SNCF, Swissair, TACA Group, the TAM Group, TAP Air Portugal, Thalys and Turkish Airlines. American Eagle also has code-sharing programs with Continental Airlines, Northwest Airlines, TWA and Midwest Express, in addition to code-sharing with some of American's code-share partners. Certain of these relationships also include reciprocity between American and the other airlines' frequent flyer programs. In addition, the Company expects to implement or expand alliances with other international carriers, including British Airways, Cathay Pacific Airways, China Eastern Airlines and Qantas New Zealand, pending regulatory approval. In the coming years, the Company expects to develop these programs further and to evaluate new alliances with other international carriers.

       In February 1999, American, British Airways, Canadian Airlines International Limited (Canadian), Cathay Pacific Airways and Qantas Airways formed the global alliance ONEworld(TM). In September 1999, these five founding members were joined by Finnair and Iberia. Also, in June 2000, Aer Lingus and LanChile joined the ONEworld alliance. The ONEworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers' frequent flyer programs and access to the carriers' airport lounge facilities. Following the acquisition of Canadian by Air Canada, Canadian terminated its membership in ONEworld in June 2000.

       The Company believes that it has several advantages relative to its competition. Its fleet is efficient and quiet, and is one of the youngest fleets in the U.S. airline industry. It has a comprehensive domestic and international route structure, anchored by efficient hubs, which permit it to take full advantage of whatever traffic growth occurs. The Company believes American's AAdvantage frequent flyer program, which is the largest program in the industry, its More Room Throughout Coach program and its superior service also give it a competitive advantage to its competition.

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

       The FAA regulates flying operations generally, including establishing personnel, aircraft and security standards. As part of that oversight, the FAA has implemented a number of requirements that American is incorporating into its maintenance program. These matters relate to, among other things, inspection and maintenance of aging aircraft, corrosion control, the installation of upgraded digital flight data recorders, enhanced ground proximity warning systems, cargo compartment smoke detection and fire suppression systems, McDonnell Douglas MD-80 metal-mylar insulation replacement and required inspections of General Electric compressor spools. Based on its current implementation schedule, American expects to be in compliance with the applicable requirements within the required time periods.

       The DOJ has jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board certain regulatory functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements. To the extent American continues to increase its alliances with international carriers, American may be subject to certain regulations of foreign agencies.

       In April 1998, the DOT issued proposed pricing and capacity rules that would severely limit major carriers' ability to compete with new entrant carriers. In January 2001, following a multi-year investigation and public docket concerning competition between major carriers and new entrant carriers, the DOT restated its concerns with competitive practices in the industry, but declined to issue specific competitive guidelines. In its statement of findings and conclusions, the DOT reiterated its view that it had both the authority and the obligation to prevent what it considers to be unfair competitive practices in the industry, and indicated its intent to pursue enforcement actions on a case-by-case basis. To the extent that future DOT enforcement actions either directly or indirectly impose restrictions upon American's ability to respond to competitors, American's business may be adversely impacted.

       As described in Item 3. Legal Proceedings, the Antitrust Division of the DOJ and several purported classes of private parties are pursuing litigation alleging that American violated federal antitrust laws when competing with new carriers. Although the Company believes that the litigation is without merit, adverse court decisions could impose restrictions on American's ability to respond to competitors, and American's business may be adversely impacted.

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

       Legislation (sometimes referred to as the "Passengers' Bill of Rights") has been discussed in various legislatures (including the Congress). This legislation could, if enacted, (i) place various limitations on airline fares and/or (ii) affect operating practices such as baggage handling and overbooking. Effective December 15, 1999, the Company, as well as other domestic airlines, implemented a Customer Service Plan to address a number of service goals, including, but not limited to (i) lowest fare availability, (ii) delays, cancellations, and diversion events, (iii) baggage delivery and liability, (iv) guaranteed fares, (v) ticket refunds, (vi) accommodation of customers with special needs, (vii) essential customer needs during extraordinary delays,
(viii) flight oversales, (ix) Frequent Flyer Program - AAdvantage, (x) other travel policies, (xi) service with domestic code share partners, and (xii) handling of customer issues. In February 2001, the DOT Inspector General issued a report on the various carriers' performance of their Customer Service Plans.

The report included a number of recommendations which could limit American's flexibility with respect to various operational practices. In February 2001, a bill proposing an "Airline Customer Service Improvement Act" was introduced in the United States Senate. In addition, other items of legislation have been introduced that would limit hub concentration, reallocate slots at certain airports and impose higher landing fees at certain hours. To the extent legislation is enacted that would inhibit American's flexibility with respect to fares, its revenue management system, its operations or other aspects of its customer service operations, American's financial results could be adversely affected.

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

AIRPORT ACCESS In 1968, the FAA issued a rule designating New York John F. Kennedy, New York LaGuardia, Washington Reagan, Chicago O'Hare and Newark airports as high-density traffic airports. Newark was subsequently removed from the high-density airport classification. The high-density rule (HDR) limits the number of Instrument Flight Rule (IFR) operations - take-offs and landings - permitted per hour and requires that a slot support each operation. In April 2000, legislation was signed to (i) eliminate slot restrictions at New York's John F. Kennedy and LaGuardia airports in 2007, (ii) shrink Chicago O'Hare's slot day from 0645 - 2114 hours to 1445 - 2014 hours starting July 2001, and
(iii) eliminate Chicago O'Hare slots in July 2002. The Company does not expect the elimination of slot restrictions to have a material adverse impact on the Company's operations and its financial condition or result of operations.

       Pursuant to the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century (Air 21 Act), slot restrictions were lifted for service to/from LaGuardia and certain cities classified as small and non-hub airports (new service cities). This increase in service is to be operated by regional jets. As a consequence, the Company and other carriers increased their service at LaGuardia to the new service cities. In December 2000, the DOT held a lottery for LaGuardia slots for service to the new service cities in order to ease congestion at the airport. The congestion was a direct result of the growth of Air 21 Act slot operations. While the Company has scaled back its service to the new service cities to/from LaGuardia, it is not anticipated that this reduction will have a material impact on the Company's operations and its financial condition or result of operations.

       At December 31, 2000, the net book value of the Company's slots at New York John F. Kennedy, New York LaGuardia and Chicago O'Hare airports was approximately $150 million. Currently, the FAA permits the purchasing, selling, leasing or transferring of slots except those slots designated as international, essential air service or Air 21 Act. Trading of any slot is permitted subject to certain parameters. Most foreign airports, including London Heathrow, a major European destination for American, also have slot allocations. Most foreign authorities do not permit the purchasing, selling or leasing of slots.

       Although the Company is constrained by slots, it currently has sufficient slot authorizations to operate its existing flights and has generally been able to obtain slots to expand its operations and change its schedules. However, there is no assurance that the Company will be able to obtain slots for these purposes in the future because, among other factors, domestic slot allocations are subject to changes in government policies.

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

       The ANCA recognizes the rights of airport operators with noise problems to implement local noise abatement programs so long as they do not interfere unreasonably with interstate or foreign commerce or the national air transportation system. Authorities in several cities have promulgated aircraft noise reduction programs, including the imposition of nighttime curfews. The ANCA generally requires FAA approval of local noise restrictions on aircraft. While American has had sufficient scheduling flexibility to accommodate local noise restrictions imposed to date, American's operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

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

       The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (the Airport) and funding the remediation costs through landing fee revenues and other cost recovery methods. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees and/or other charges since certain of the PRPs are no longer in business. The future increase in landing fees and/or other charges may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision.

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

       American does not expect these matters, individually or collectively, to have a material impact on its financial position, results of operations or liquidity.

LABOR

The airline business is labor intensive. Wages, salaries and benefits represented approximately 38 percent of American's consolidated operating expenses for the year ended December 31, 2000.

       The majority of American's employees are represented by labor unions and covered by collective bargaining agreements. American's relations with such labor organizations are governed by the Railway Labor Act. Under this act, the collective bargaining agreements among American and these organizations do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to appoint a federal mediator. If no agreement is reached in mediation, the NMB may determine, at any time, that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected, a 30-day "cooling off" period commences. During that period, a Presidential Emergency Board (PEB) may be established, which examines the parties' positions and recommends a solution. The PEB process lasts for 30 days and is followed by a "cooling off" period of 30 days. At the end of a "cooling off" period, the labor organization may strike and the airline may resort to "self-help", including the imposition of any or all of its proposed amendments and the hiring of workers to replace strikers.

       American's contract with the Association of Professional Flight Attendants (APFA) became amendable on November 1, 1998. The parties reached a tentative agreement in mid-1999 which the APFA membership did not ratify. Negotiations between American and the APFA continue with the assistance of a mediator appointed by the NMB. Those mediated negotiations will continue in April 2001. At the request of the NMB, the parties have agreed to a blackout of communications concerning the substance of the talks for the time being.

       American's agreement with the Transport Workers Union (TWU) became amendable on March 1, 2001. American and the TWU have been negotiating changes to the agreement for several months. In response to the formal opening of negotiations between the parties on February 27, 2001, certain members of the TWU engaged in an illegal work action at New York's John F. Kennedy airport and, to a lesser extent, New York LaGuardia. This illegal work action adversely impacted American's operations. On March 1, 2001, American obtained a temporary restraining order against the illegal work action, and subsequently operations at those airports returned to normal. On March 13, 2001, the U.S. District Court, Southern District of New York, refused to issue a preliminary injunction against the TWU, but cautioned the parties that adherence to the law to avoid unlawful service interruptions was required.

       In 1997, American reached an agreement with the members of the Allied Pilots Association (APA). The agreement becomes amendable August 31, 2001.

       With respect to the series of transactions described on pages 1 and 2 involving TWA, United/US Airways and DC Air, certain aspects of those transactions are dependent upon the resolution of matters with the unions representing the affected employees. The transaction with TWA requires, among other things, that TWA's unions agree to waive certain provisions of their current collective bargaining agreements as a condition to American's purchase of the TWA assets. The DC Air transaction contemplates that American's flight attendants and pilots would crew the aircraft involved in the wet lease arrangement. The APA filed a grievance on March 13, 2001 seeking to arbitrate whether the DC Air transaction would violate certain provisions of the collective bargaining agreement between American and the APA. Finally, the union representing American's pilots will need to resolve seniority integration issues concerning US Airways pilots in conjunction with the aircraft asset transfer from United/US Airways to American.

FUEL

American's operations are significantly affected by the availability and price of jet fuel. American's fuel costs and consumption for the years 1998 through 2000 were:


                                                                                             Average
                                                                                            Cost Per
                                                                         Average             Gallon,              Percent of
                           Gallons                                       Cost Per           Excluding             American's
                          Consumed               Total Cost               Gallon             Fuel Tax              Operating
      Year              (in millions)          (in millions)            (in cents)          (in cents)             Expenses
      ----              -------------          -------------           ------------        ------------           ----------
      1998                  2,826                $ 1,551                   54.9                 50.1                 10.7
      1999                  2,957                  1,622                   54.8                 50.1                 10.6
      2000                  3,045                  2,372                   77.9                 72.3                 14.1

       The impact of fuel price changes on the Company and its competitors is dependent upon various factors, including hedging strategies. The Company has a fuel hedging program in which it enters into fuel swap and option contracts to protect against increases in jet fuel prices, which has had the effect of dampening the Company's average cost per gallon. During 2000, the Company's fuel hedging program reduced the Company's fuel expense by approximately $517 million. To reduce the impact of potential continuing fuel price increases in 2001, the Company has hedged approximately 40 percent of its 2001 fuel requirements as of December 31, 2000. Based on projected fuel usage, the Company estimates that a 10 percent increase in the price per gallon of fuel would result in an increase to aircraft fuel expense of approximately $183 million in 2001, net of fuel hedge instruments outstanding at December 31, 2000. The above analysis excludes any impact of the proposed transactions discussed on pages 1 and 2. Due to the competitive nature of the airline industry, in the event of continuing increases in the price of jet fuel, there can be no assurance that the Company will be able to pass on increased fuel prices to its customers by increasing its fares. Likewise, any potential benefit of lower fuel prices may be offset by increased fare competition and lower revenues for all air carriers.

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

       Additional information regarding American's fuel program is included in
Item 7(A) - Quantitative and Qualitative Disclosures about Market Risk and in
Note 7 to the consolidated financial statements.

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

       American accounts for its frequent flyer obligation on an accrual basis using the incremental cost method. American's frequent flyer liability is accrued each time a member accumulates sufficient mileage in his or her account to claim the lowest level of free travel award (25,000 miles) and such award is expected to be used for free travel. American includes fuel, food, and reservations/ticketing costs, but not a contribution to overhead or profit, in the calculation of incremental cost. The cost for fuel is estimated based on total fuel consumption tracked by various categories of markets, with an amount allocated to each passenger. Food costs are tracked by market category, with an amount allocated to each passenger. Reservation/ticketing costs are based on the total number of passengers, including those traveling on free awards, divided into American's total expense for these costs. American defers the portion of revenues received from companies participating in the AAdvantage program related to the sale of mileage credits and recognizes such revenues over a period approximating the period during which the mileage credits are used. The remaining portion of the revenue is recognized upon receipt as the related services have been provided.

       At December 31, 2000 and 1999, American estimated that approximately 6.5 million and 5.4 million free travel awards, respectively, were expected to be redeemed for free travel on American. In making this estimate of free travel awards, American has excluded mileage in inactive accounts, mileage related to accounts that have not yet reached the lowest level of free travel award, and mileage in active accounts that have reached the lowest level of free travel award but which are not expected to ever be redeemed for free travel on American. The liability for the program mileage that has reached the lowest level of free travel award and is expected to be redeemed for free travel on American or other participating airlines and deferred revenues for mileage credits sold to others participating in the program was $976 million and $827 million, representing 14.4 percent and 15.6 percent of American's total current liabilities, at December 31, 2000 and 1999, respectively.

       The number of free travel awards used for travel on American was 2.8 million in 2000, 2.7 million in 1999 and 2.3 million in 1998, representing 9.2 percent of total revenue passenger miles in 2000, 9.3 percent in 1999 and 8.8 percent in 1998. American believes displacement of revenue passengers is minimal given American's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to revenue passenger miles.

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

       The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 2000, is included in Note 12 to the consolidated financial statements.

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

ITEM 2.       PROPERTIES

FLIGHT EQUIPMENT

       Owned and leased aircraft operated by American at December 31, 2000, included:


                                                                                                                         Weighted
                                                                                                                          Average
                                      Current Seating                      Capital        Operating                         Age
          Equipment Type                 Capacity(1)         Owned          Leased         Leased          Total          (Years)
----------------------------------    ----------------       -----         -------        ---------        -----         --------
Airbus A300-600R                        192/250/251             10             --             25              35             11
Boeing 727-200                              138                 55              5             --              60             24
Boeing 737-800(2)                           134                 51             --             --              51              1
Boeing 757-200                              176                 58             13             31             102              8
Boeing 767-200                              165                  8             --             --               8             18
Boeing 767-200 Extended Range               158                  9             13             --              22             14
Boeing 767-300 Extended Range           190/207/228             32              7             10              49              8
Boeing 777-200 Extended Range         230/237/252/254           27             --             --              27              1
Fokker 100                                 56/87                66              5              4              75              8
McDonnell Douglas MD-11                     238                  7             --             --               7              8
McDonnell Douglas MD-80               112/125/127/129          128             22            126             276             13
McDonnell Douglas MD-90                     135                 --             --              5               5              4
                                                             -----          -----          -----           -----          -----
   Total                                                       451             65            201             717             11
                                                             =====          =====          =====           =====          =====

(1) American's current seating capacity includes the effect of aircraft reconfigured under the Company's More Room Throughout Coach program.

(2)  The Boeing 727-200 fleet will be removed from service by the end of 2003.

       For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 1 and 5 to the consolidated financial statements.

       The Company has agreed to sell its McDonnell Douglas MD-11 aircraft to FedEx Corporation (FedEx). The remaining seven MD-11 aircraft will be removed from service by December 31, 2001 and delivered to FedEx in 2001 and 2002.

       Lease expirations for the leased aircraft included in the preceding table as of December 31, 2000, were:



                                                                                                                       2006
                                                                                                                        and
Equipment Type                            2001           2002            2003           2004           2005         Thereafter
-----------------------------             ----           ----            ----           ----           ----         ----------
Airbus A300-600R                            --             --              --             --             --              25
Boeing 727-200                              --              2               3             --             --              --
Boeing 757-200                               2              2              --              3             --              37
Boeing 767-200 Extended Range               --             --              --             --             --              13
Boeing 767-300 Extended Range               --              1              --             --              4              12
Fokker 100                                   2              3              --             --             --               4
McDonnell Douglas MD-80                     11             13               5              2             14             103
McDonnell Douglas MD-90                      5             --              --             --             --              --
                                          ----           ----            ----           ----           ----            ----
                                            20             21               8              5             18             194
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

ITEM 3.       LEGAL PROCEEDINGS

In connection with its frequent flyer program, American was sued in several purported class action cases currently pending in the Circuit Court of Cook County, Illinois. In Wolens et al. v. American Airlines, Inc. and Tucker v. American Airlines, Inc. (hereafter, "Wolens"), plaintiffs seek money damages and attorneys' fees claiming that a change made to American's AAdvantage program in May 1988, which limited the number of seats available to participants traveling on certain awards, breached American's agreement with its AAdvantage members. (Although the Wolens complaint originally asserted several state law claims, only the plaintiffs' breach of contract claim remains after the U.S. Supreme Court ruled that the Airline Deregulation Act preempted the other claims). In Gutterman et al. v. American Airlines, Inc. (hereafter, "Gutterman"), plaintiffs also seek money damages and attorneys' fees claiming that the February 1995 increase in the award mileage required to claim a certain AAdvantage travel award breached the agreement between American and its AAdvantage members. On June 23, 1998, the court certified the Gutterman case as a class action.

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

       As part of the settlement, American agreed to pay the Wolens and Gutterman plaintiffs' attorneys fees and the cost of administering the settlement, which amounts were accrued as of December 31, 1999. In consideration for the relief provided in the settlement agreement, Wolens and Gutterman class members will release American from all claims arising from any changes that American has made to the AAdvantage program and reaffirming American's right to make changes to the AAdvantage program in the future. On May 2, 2000, the court preliminarily approved the settlement and authorized sending notice of the settlement to class members. On September 28, 2000 and February 23, 2001, the court heard arguments and took evidence concerning the fairness of the settlement and the request for fees by the plaintiffs' attorneys. The court has not yet finally approved the settlement agreement or the plaintiffs' fee request.

       On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies) (1) breaches the Agent Reporting Agreement between American and American Eagle and plaintiffs, (2) constitutes unjust enrichment, and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have been or will be required to pay monies to American for debit memos for fare rules violations from July 26, 1995 to the present. Plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. Defendants' motion to dismiss all claims is pending. American intends to vigorously defend the lawsuit. Although the Company believes that the litigation is without merit, adverse court decisions could impose restrictions on American's ability to respond to competitors, and American's business may be adversely impacted.

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

       On March 1, 2000, American was served with a federal grand jury subpoena calling for American to produce documents relating to de-icing operations at DFW since 1992. American has produced documents to the grand jury, but is not able at this time to determine either the full scope of the grand jury's investigation or American's role in the investigation. American intends to cooperate fully with the government's investigation.

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

RESULTS OF OPERATIONS

American recorded net earnings in 2000 of $778 million. The results for 2000 include the a gain of $57 million ($36 million after tax) from the sale of the Company's warrants to purchase 5.5 million shares of priceline.com Incorporated (priceline) common stock and a charge of $50 million ($32 million after tax) for the Company's employee home computer program.

       American's net earnings in 1999 were $627 million. A labor disagreement that disrupted operations during the first quarter of 1999 negatively impacted 1999 results by an estimated $225 million ($140 million after tax). The results for 1999 also include American's December 1998 acquisition of Reno Air, Inc.
(Reno), a gain of approximately $75 million ($47 million after tax) resulting from the sale of a portion of the Company's holding in Equant N.V. (Equant) and a charge of approximately $37 million ($25 million after tax) relating to the provision for certain litigation items.

REVENUES

2000 COMPARED TO 1999 American's operating revenues of $18.1 billion in 2000 were up $1.8 billion, or 10.9 percent, versus 1999. American's passenger revenues increased 11.4 percent, or $1.7 billion. American's yield (the average amount one passenger pays to fly one mile) of 14.05 cents increased by 7.1 percent compared to 1999. For the year, domestic yields increased 7.5 percent while European, Latin American and Pacific yields increased 9.9 percent, 4.2 percent and 3.8 percent, respectively. The increase in revenues was due primarily to a strong U.S. economy, which led to strong demand for air travel both domestically and internationally, a favorable pricing climate, the impact of a domestic fuel surcharge implemented in January 2000 and increased in September 2000, a labor disruption at one of the Company's competitors which positively impacted the Company's revenues by approximately $80 to $100 million, and a schedule disruption which negatively impacted the Company's operations in 1999.

       American's domestic traffic increased 2.7 percent to 78.5 billion revenue passenger miles (RPMs), while domestic capacity, as measured by available seat miles (ASMs), decreased 1.6 percent. The decrease in domestic traffic was due primarily to the Company's More Room Throughout Coach program. (The Company's More Room Throughout Coach program will reconfigure American's entire fleet to increase the seat pitch from the present industry standard of 31 and 32 inches to a predominant seat pitch of 34 and 35 inches.) International traffic grew 6.8 percent to 38.1 billion RPMs on capacity growth of 3.1 percent. The increase in international traffic was led by a 12.2 percent increase in the Pacific on capacity growth of 2.5 percent, an 8.5 percent increase in Europe on capacity growth of 6.7 percent, and a 4.1 percent increase in Latin America on capacity growth of 0.4 percent. In 2000, American derived approximately 70 percent of its passenger revenues from domestic operations and approximately 30 percent from international operations.

       Cargo revenues increased 12.4 percent, or $79 million, due primarily to a fuel surcharge implemented in February 2000 and increased in October 2000 and the increase in cargo capacity from the addition of 16 Boeing 777-200ER aircraft in 2000.

OPERATING EXPENSES

2000 COMPARED TO 1999 American's operating expenses of $16.9 billion in 2000 were up $1.6 billion, or 10.2 percent, versus 1999. American's cost per ASM increased 10.5 percent to 10.38 cents partially driven by a reduction in ASMs due to the Company's More Room Throughout Coach program. Adjusting for this program, American's cost per ASM grew approximately 7.2 percent. Wages, salaries and benefits increased $607 million, or 10.6 percent, due primarily to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts, an increase of approximately $94 million in the provision for profit-sharing and a charge of approximately $50 million related to the Company's employee home computer program. Aircraft fuel expense increased $750 million, or 46.2 percent, due to an increase of 42.2 percent increase in American's average price per gallon and a 3.0 percent increase in the American's fuel consumption. The increase in fuel expense is net of gains of approximately $517 million recognized during 2000 related to the Company's fuel hedging program. Depreciation and amortization expense increased $91 million, or 9.3 percent, due primarily to the addition of new aircraft, many of which replaced older aircraft. Commissions to agents decreased 10.7 percent, or $117 million, despite an 11.4 percent increase in passenger revenues, due primarily to commission structure changes implemented in October 1999 and January 2000, and a decrease in the percentage of commissionable transactions. Materials, maintenance and repairs increased $66 million, or 7.9 percent due primarily to an increase in airframe and engine maintenance volumes at the Company's maintenance bases and an approximate $17 million one-time credit the Company received in 1999.

OTHER INCOME (EXPENSE)

2000 COMPARED TO 1999 Interest income increased $58 million, or 72.5 percent, due primarily to higher investment balances throughout most of 2000. Interest expense increased $66 million, or 30.7 percent, resulting primarily from financing new aircraft deliveries. Interest capitalized increased 28.8 percent, or $32 million, due to an increase in purchase deposits for flight equipment. Related party interest - net decreased $41 million due primarily to lower affiliate intercompany balances with American throughout most of the year. Miscellaneous - net increased $21 million due primarily to the $57 million gain on sale of the Company's warrants to purchase 5.5 million shares of priceline common stock in the second quarter of 2000. During 1999, the Company recorded a gain of approximately $75 million from the sale of a portion of American's interest in Equant which was partially offset by the provision for the settlement of litigation items.

OTHER INFORMATION

PROPOSED TRANSACTIONS On January 10, 2001, the Company announced three transactions that are expected to substantially increase the scope of its existing network. First, the Company announced that it had agreed to purchase substantially all of the assets of Trans World Airlines, Inc. (TWA) for approximately $500 million in cash and to assume approximately $3.5 billion of TWA's obligations. The Company's agreement with TWA contemplated that TWA would file for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and conduct an auction of its assets under the auspices of the Bankruptcy Court. During the auction, other credible offers would compete with the Company's offer. TWA filed for bankruptcy protection on January 10, 2001. In conjunction therewith, the Company also agreed to provide TWA with up to $200 million in debtor-in-possession financing to facilitate TWA's ability to maintain its operations until the completion of this transaction. The amount available under this facility was later increased to $330 million. As of March 19, 2001, approximately $289 million had been provided via the debtor-in-possession financing.

       The auction of TWA's assets was commenced on March 5, 2001, and recessed to March 7, 2001. During the recess, the Company increased its cash bid to $625 million and agreed to leave in the TWA estate certain aircraft security deposits, advance rental payments and rental rebates that were estimated to bring approximately $117 million of value to TWA. The Company expects that the increase in the Company's bid will be more than offset, however, by the benefit to the Company of the reductions in rental rates the Company has negotiated with TWA's aircraft lessors. On March 7, 2001, TWA's board selected the Company's bid as the "highest and best" offer, and on March 12, 2001, the U.S. Bankruptcy Court, District of Delaware, entered an order approving the sale of TWA's assets to the Company. Consummation of the transaction is subject to several contingencies, including the waiver by TWA's unions of certain provisions of their collective bargaining agreements. The approval of the U.S. Department of Justice was obtained on March 16, 2001. Certain parties have filed appeals of the Bankruptcy Court's sale order, and have sought a stay of the transaction, pending the appeals. A provision of the Bankruptcy Code will permit the Company to close the transaction, despite pending appeals, unless a stay is granted. If a stay is granted, the Company would anticipate that the appeal process would be expedited. Upon the closing of the transaction, TWA will be integrated into American's operations with a continued hub operation in St. Louis. The Company expects to fund the acquisition of TWA's assets with its existing cash and short-term investments, internally generated cash or new financing depending on market conditions and the Company's evolving view of its long-term needs.

       Secondly, the Company announced that it has agreed to acquire from United Airlines, Inc. (United) certain key strategic assets (slots, gates and aircraft) of US Airways, Inc. (US Airways) upon the consummation of the previously announced merger between United and US Airways. In addition to the acquisition of these assets, American will lease a number of slots and gates from United so that American may operate half of the northeast Shuttle (New York/Washington DC/Boston). United will operate the other half of the Shuttle. For these assets, American will pay approximately $1.2 billion in cash to United and assume approximately $300 million in aircraft operating leases. The consummation of these transactions is contingent upon the closing of the proposed United/US Airways merger. Also, the acquisition of aircraft is generally dependent upon a certain number of US Airways' Boeing 757 cockpit crew members transferring to American's payroll.

       Finally, American has agreed to acquire a 49 percent stake in, and to enter into an exclusive marketing agreement with, DC Air LLC (DC Air). American has agreed to pay $82 million in cash for its ownership stake. American will have a right of first refusal on the acquisition of the remaining 51 percent stake in DC Air. American will also lease to DC Air a certain number of Fokker 100 aircraft with necessary crews (known in the industry as a "wet lease"). These wet leased aircraft will be used by DC Air in its operations. DC Air is the first significant new entrant at Ronald Reagan Washington National Airport
(DCA) in over a decade. DC Air will acquire the assets needed to begin its DCA operations from United/US Airways upon the consummation of the merger between the two carriers. American's investment in DC Air and the other arrangements described above are contingent upon the consummation of the merger between United and US Airways.

       As a result of the above transactions, and for several other reasons, American has initiated an impairment review of certain fleet types in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This review could result in an impairment charge to be taken by the Company in 2001. The size of any resulting 2001 charge is not presently known, but may be significant.

DIVIDEND TO AMR On October 18, 2000, the Board of Directors of American declared a $1.5 billion cash dividend which was paid on November 1, 2000 to AMR. The purpose of the dividend was to establish a cash management function at AMR to implement future decisions regarding uses of cash and to improve efficiency.

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

NEW ACCOUNTING PRONOUNCEMENT Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133), was adopted by the Company on January 1, 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on the Company's net earnings. However, the Company recorded a transition adjustment of approximately $100 million in accumulated other comprehensive income in the first quarter of 2001.

WORKING CAPITAL American historically operates with a working capital deficit as do most other airline companies. The existence of such a deficit has not in the past impaired the Company's ability to meet its obligations as they become due and is not expected to do so in the future.

CREDIT FACILITIES American has $1.0 billion in credit facility agreements that expire December 15, 2005, subject to certain conditions. At American's option, interest on these agreements can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 2000, no borrowings were outstanding under these agreements.

AIRCRAFT COMMITMENTS At December 31, 2000, the Company had commitments to acquire the following aircraft: 66 Boeing 737-800s, 23 Boeing 757-200s and 20 Boeing 777-200ERs. Deliveries of these aircraft commence in 2001 and will continue through 2004. Future payments, including estimated amounts for price escalation, will approximate $2.2 billion in 2001, $1.1 billion in 2002, $345 million in 2003 and approximately $60 million in 2004. In addition to these commitments for aircraft, the Company expects to spend approximately $1.0 billion in 2001 for modifications to aircraft, renovations of - and additions to
- airport and off-airport facilities, and the acquisition of various other equipment and assets, of which approximately $840 million has been authorized by the Company's Board of Directors. The Company expects to fund its 2001 capital expenditures from the Company's existing cash and short-term investments, internally generated cash or new financing depending upon market conditions and the Company's evolving view of its long-term needs.

FORWARD-LOOKING INFORMATION

The preceding discussions under Business, Properties, Legal Proceedings and Management's Discussion and Analysis of Financial Condition and Results of Operations contain various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, expectations as to results of operations and financial condition, including changes in capacity, revenues and costs, expectations as to future financing needs, overall economic projections and the Company's plans and objectives for future operations, including its ability to successfully integrate into its operations assets the Company may acquire in its previously announced transactions with TWA, United/US Airways and DC Air, and plans to develop future code-sharing programs and to evaluate new alliances. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements:

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

ECONOMIC AND OTHER CONDITIONS The airline industry is affected by changes in international, national, regional and local economic conditions, inflation, war or political instability (or the threat thereof), consumer preferences and spending patterns, demographic trends, disruptions to the air traffic control system, consumer perceptions of airline safety, costs of safety, security and environmental measures, and the weather.

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

GOVERNMENT REGULATION Future results of the Company's operations may vary based upon any actions which the governmental agencies with jurisdiction over the Company's operations may take, including the granting and timing of certain governmental approvals (including foreign government approvals) needed for code-sharing alliances and other arrangements with other airlines, restrictions on competitive practices (e.g., Court Orders, or Agency regulations or orders, that would curtail an airline's ability to respond to a competitor), the adoption of regulations that impact customer service standards, and the adoption of more restrictive locally-imposed noise restrictions.

UNCERTAINTY IN INTERNATIONAL OPERATIONS The Company's current international activities and prospects could be adversely affected by factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks, taxation and changes in international government regulation of the Company's operations.

INDUSTRY CONSOLIDATION The Company has announced a series of transactions with TWA, United/US Airways and DC Air (see pages 15-16). These transactions are subject to a number of conditions and there can be no assurance that they will occur as planned. If these transactions do not occur and yet other U.S. carriers merge or create or expand marketing alliances, such mergers or new or expanded marketing alliances could adversely affect the Company.

ITEM 7(A).        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

The risk inherent in the Company's market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analyses presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate its exposure to such changes. Actual results may differ. See Note 7 to the consolidated financial statements for accounting policies and additional information. In addition, the following analyses exclude any impact of the proposed transactions discussed on pages 15-16.

AIRCRAFT FUEL The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily utilizing swap and option contracts. Market risk is estimated as a hypothetical 10 percent increase in the December 31, 2000 and 1999 cost per gallon of fuel. Based on projected 2001 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $183 million in 2001, net of fuel hedge instruments outstanding at December 31, 2000. Comparatively, based on projected 2000 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $125 million in 2000, net of fuel hedge instruments outstanding at December 31, 1999. The change in market risk is due primarily to the increase in fuel prices. As of December 31, 2000, the Company had hedged approximately 40 percent of its 2001 fuel requirements, approximately 15 percent of its 2002 fuel requirements, and approximately seven percent of its 2003 fuel requirements, compared to approximately 48 percent of its 2000 fuel requirements and 10 percent of its 2001 fuel requirements hedged at December 31, 1999.

FOREIGN CURRENCY The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the Canadian dollar, British pound, Japanese yen, Euro and various Latin and South American currencies. The Company uses options to hedge a portion of its anticipated foreign currency-denominated ticket sales. The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2000 and 1999 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $33 million and $39 million for the years ending December 31, 2000 and 1999, respectively, net of hedge instruments outstanding at December 31, 2000 and 1999, due to the Company's foreign-denominated revenues exceeding its foreign-denominated expenses. This sensitivity analysis was prepared based upon projected 2001 and 2000 foreign currency-denominated revenues and expenses as of December 31, 2000 and 1999.

INTEREST The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments and its interest expense from variable-rate debt instruments. The Company has variable-rate debt instruments representing approximately 51 percent and 39 percent of its total long-term debt, respectively, at December 31, 2000 and 1999, and interest rate swaps on notional amounts of approximately $158 million and $696 million, respectively, at December 31, 2000 and 1999. During 2000, the Company terminated interest rate swap agreements on notional amounts of approximately $425 million. The cost of terminating these interest rate swap agreements was not material. If interest rates average 10 percent more in 2001 than they did at December 31, 2000, the Company's interest expense would increase by approximately $11 million and interest income from cash and short-term investments would increase by approximately $11 million. In comparison, at December 31, 1999, the Company estimated that if interest rates averaged 10 percent more in 2000 than they did at December 31, 1999, the Company's interest expense would have increased by approximately $10 million and interest income from cash and short-term investments would have increased by approximately $10 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt, interest rate swap agreements, and cash and short-term investment balances at December 31, 2000 and 1999.

       Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $59 million and $71 million as of December 31, 2000 and 1999, respectively. The fair values of the Company's long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

INVESTMENTS American is subject to market risk related to its ownership of approximately 1.2 million depository certificates convertible, subject to certain restrictions, into the common stock of Equant, as of December 31, 2000 and 1999. The estimated fair value of these depository certificates was approximately $32 million and $136 million as of December 31, 2000 and 1999, respectively, based upon the market value of Equant common stock.

       In addition, the Company holds investments in certain other entities which are subject to market risk. However, the impact of such market risk on earnings is not significant due to the immateriality of the carrying value and the geographically diverse nature of these holdings.

ITEM 8.       CONSOLIDATED FINANCIAL STATEMENTS



                                                               Page
                                                               ----
Report of Independent Auditors                                  22

Consolidated Statements of Operations                           23

Consolidated Balance Sheets                                     24

Consolidated Statements of Cash Flows                           26

Consolidated Statements of Stockholder's Equity                 27

Notes to Consolidated Financial Statements                      28

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
American Airlines, Inc.

       We have audited the accompanying consolidated balance sheets of American Airlines, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Airlines, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.



                                                   ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 16, 2001, except for Note 13,
   for which the date is March 19, 2001.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)
--------------------------------------------------------------------------------

                                                  Year Ended December 31,
                                           --------------------------------------
                                             2000           1999           1998
                                           --------       --------       --------
REVENUES
   Passenger                               $ 16,377       $ 14,707       $ 14,695
   Cargo                                        714            635            649
   Other                                      1,026            996            965
                                           --------       --------       --------
     Total operating revenues                18,117         16,338         16,309
                                           --------       --------       --------

EXPENSES
   Wages, salaries and benefits               6,354          5,747          5,487
   Aircraft fuel                              2,372          1,622          1,551
   Depreciation and amortization              1,068            977            941
   Commissions to agents                        973          1,090          1,159
   Other rentals and landing fees               919            867            778
   Maintenance, materials and repairs           899            833            803
   Food service                                 769            734            671
   Aircraft rentals                             561            582            532
   Other operating expenses                   2,958          2,866          2,618
                                           --------       --------       --------
     Total operating expenses                16,873         15,318         14,540
                                           --------       --------       --------
OPERATING INCOME                              1,244          1,020          1,769

OTHER INCOME (EXPENSE)
   Interest income                              138             80            109
   Interest expense                            (281)          (215)          (197)
   Interest capitalized                         143            111             97
   Related party interest - net                   7             48            (11)
   Miscellaneous - net                           31             10            (22)
                                           --------       --------       --------
                                                 38             34            (24)
                                           --------       --------       --------

EARNINGS BEFORE INCOME TAXES                  1,282          1,054          1,745
Income tax provision                            504            427            682
                                           --------       --------       --------

NET EARNINGS                               $    778       $    627       $  1,063
                                           ========       ========       ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)
--------------------------------------------------------------------------------


                                                                                  December 31,
                                                                             ----------------------
                                                                               2000          1999
                                                                             --------      --------
ASSETS

CURRENT ASSETS
   Cash                                                                      $     86      $     72
   Short-term investments                                                       1,549         1,645
   Receivables, less allowance for uncollectible
     accounts (2000 - $26; 1999 - $53)                                          1,242         1,124
   Receivable from affiliates, net                                                 --           651
   Inventories, less allowance for obsolescence
     (2000 - $302; 1999 - $255)                                                   656           616
   Deferred income taxes                                                          675           597
   Other current assets                                                           186           176
                                                                             --------      --------
     Total current assets                                                       4,394         4,881

EQUIPMENT AND PROPERTY
   Flight equipment, at cost                                                   17,984        15,149
   Less accumulated depreciation                                                5,903         5,233
                                                                             --------      --------
                                                                               12,081         9,916

   Purchase deposits for flight equipment                                       1,590         1,495

   Other equipment and property, at cost                                        3,503         3,131
   Less accumulated depreciation                                                1,896         1,748
                                                                             --------      --------
                                                                                1,607         1,383
                                                                             --------      --------
                                                                               15,278        12,794

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
   Flight equipment                                                             2,233         2,731
   Other equipment and property                                                   159           155
                                                                             --------      --------
                                                                                2,392         2,886
   Less accumulated amortization                                                1,044         1,165
                                                                             --------      --------
                                                                                1,348         1,721

OTHER ASSETS
   Route acquisition costs and airport operating and gate lease rights,
     less accumulated amortization (2000 - $470; 1999 - $425)                   1,103         1,148
   Other                                                                        1,038         1,175
                                                                             --------      --------
                                                                                2,141         2,323
                                                                             --------      --------

TOTAL ASSETS                                                                 $ 23,161      $ 21,719
                                                                             ========      ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)
--------------------------------------------------------------------------------

                                                                December 31,
                                                          -----------------------
                                                            2000           1999
                                                          --------       --------
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
   Accounts payable                                       $  1,178       $    991
   Accrued salaries and wages                                  924            821
   Accrued liabilities                                       1,143            969
   Air traffic liability                                     2,696          2,258
   Payable to affiliates, net                                  511             --
   Current maturities of long-term debt                        108             61
   Current obligations under capital leases                    201            210
                                                          --------       --------
     Total current liabilities                               6,761          5,310


LONG-TERM DEBT, LESS CURRENT MATURITIES                      2,601          2,231


OBLIGATIONS UNDER CAPITAL LEASES,
   LESS CURRENT OBLIGATIONS                                  1,163          1,414


OTHER LIABILITIES AND CREDITS
   Deferred income taxes                                     2,080          1,581
   Deferred gains                                              508            613
   Postretirement benefits                                   1,706          1,669
   Other liabilities and deferred credits                    1,907          1,751
                                                          --------       --------
                                                             6,201          5,614

COMMITMENTS AND CONTINGENCIES


STOCKHOLDER'S EQUITY
   Common stock - $1 par value;
     1,000 shares authorized, issued and outstanding            --             --
   Additional paid-in capital                                1,847          1,840
   Accumulated other comprehensive income                       (2)            (2)
   Retained earnings                                         4,590          5,312
                                                          --------       --------
                                                             6,435          7,150
                                                          --------       --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                $ 23,161       $ 21,719
                                                          ========       ========


--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
--------------------------------------------------------------------------------

                                                                         Year Ended December 31,
                                                                   ------------------------------------
                                                                    2000          1999          1998
                                                                   -------       -------       -------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net earnings                                                    $   778       $   627       $ 1,063
   Adjustments to reconcile net earnings to net cash
     provided by operating activities:
       Depreciation                                                    829           776           722
       Amortization                                                    239           201           219
       Deferred income taxes                                           426           216           243
       Gain on sale of other investments                               (57)          (75)           --
       Gain on disposition of equipment and property                    --           (15)          (18)
       Change in assets and liabilities:
         Decrease (increase) in receivables                           (118)           41           (94)
         Increase in inventories                                       (95)         (123)          (24)
         Increase (decrease) in accounts payable
           and accrued liabilities                                     583          (212)          524
         Increase in air traffic liability                             438            84           128
       Other, net                                                       29           214            80
                                                                   -------       -------       -------
         Net cash provided by operating activities                   3,052         1,734         2,843

CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures, including purchase deposits for
     flight equipment                                               (3,280)       (3,066)       (1,942)
   Dividend to Parent                                               (1,500)           --            --
   Net decrease (increase) in short-term investments                    96          (247)          364
   Proceeds from:
       Sale of equipment and property                                  212            77           225
       Sale of other investments                                        94            85            --
   Acquisitions and other investments                                  (23)          (44)         (110)
                                                                   -------       -------       -------
         Net cash used for investing activities                     (4,401)       (3,195)       (1,463)

CASH FLOW FROM FINANCING ACTIVITIES:
   Proceeds from:
       Issuance of long-term debt                                      513         1,388            --
       Short-term loan from affiliate                                   --           300            --
   Funds transferred from affiliates, net                            1,162           (69)       (1,479)
   Payments on long-term debt and capital lease obligations           (312)         (226)         (133)
   Sale-leaseback transactions                                          --            54           270
                                                                   -------       -------       -------
         Net cash provided by (used for) financing activities        1,363         1,447        (1,342)
                                                                   -------       -------       -------

Net increase (decrease) in cash                                         14           (14)           38
Cash at beginning of year                                               72            86            48
                                                                   -------       -------       -------

Cash at end of year                                                $    86       $    72       $    86
                                                                   =======       =======       =======

ACTIVITIES NOT AFFECTING CASH
   Sale-leaseback transactions                                     $    --       $    54       $   270
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

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(in millions)
--------------------------------------------------------------------------------

                                                                    Accumulated
                                                       Additional       Other
                                             Common     Paid-in     Comprehensive    Retained
                                              Stock     Capital         Income       Earnings       Total
                                             ------    ----------   -------------    --------      -------
Balance at January 1, 1998                   $   --      $ 1,732       $    (3)      $ 3,622       $ 5,351
Net earnings and total
   comprehensive income                          --           --            --         1,063         1,063
Other                                            --           11            --            --            11
                                             ------      -------       -------       -------       -------

Balance at December 31, 1998                     --        1,743            (3)        4,685         6,425
Net earnings                                     --           --            --           627           627
Adjustment for minimum pension
   liability, net of tax expense
   of $1                                         --           --             2            --             2
Unrealized loss on investments,
   net of tax benefit of $1                      --           --            (1)           --            (1)
                                                                                                   -------
    Total comprehensive income                   --           --            --            --           628
                                                                                                   -------
Contribution of assets from
   Parent                                        --           94            --            --            94
Other                                            --            3            --            --             3
                                             ------      -------       -------       -------       -------

Balance at December 31, 1999                     --        1,840            (2)        5,312         7,150
Net earnings                                     --           --            --           778           778
Adjustment for minimum pension
   liability, net of tax benefit of $3           --           --            (5)           --            (5)
Unrealized gain on investments,
   net of tax expense of $2                      --           --             5            --             5
                                                                                                   -------
    Total comprehensive income                   --           --            --            --           778
                                                                                                   -------
Cash dividend to Parent                          --           --            --        (1,500)       (1,500)
Other                                            --            7            --            --             7
                                             ------      -------       -------       -------       -------

Balance at December 31, 2000                 $   --      $ 1,847       $    (2)      $ 4,590       $ 6,435
                                             ======      =======       =======       =======       =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.     SUMMARY OF ACCOUNTING POLICIES

BASIS OF PRESENTATION American Airlines, Inc. (American or the Company) is a wholly-owned subsidiary of AMR Corporation (AMR). The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the 2000 presentation.

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

EQUIPMENT AND PROPERTY The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except major rotable parts, avionics and assemblies are depreciated on a group basis. The depreciable lives and residual values used for the principal depreciable asset classifications are:


                                                                 Depreciable Life
                                                                 ----------------------------
         Boeing 727-200 aircraft                                 2003(1)
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

INTANGIBLE ASSETS Route acquisition costs and airport operating and gate lease rights represent the purchase price attributable to route authorities, airport take-off and landing slots and airport gate leasehold rights acquired. These assets are being amortized on a straight-line basis over 40 years for route authorities, primarily 25 years for airport take-off and landing slots, and over the term of the lease for airport gate leasehold rights.

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

ADVERTISING COSTS The Company expenses the costs of advertising as incurred. Advertising expense was $218 million, $201 million and $192 million for the years ended December 31, 2000, 1999 and 1998, respectively.

FREQUENT FLYER PROGRAM The estimated incremental cost of providing free travel awards is accrued when such award levels are reached. American sells mileage credits and related services to companies participating in its frequent flyer program. The portion of the revenue related to the sale of mileage credits is deferred and recognized over a period approximating the period during which the mileage credits are used. The remaining portion of the revenue is recognized upon receipt as the related services have been provided.

STATEMENTS OF CASH FLOWS Short-term investments, without regard to remaining maturity at acquisition, are not considered as cash equivalents for purposes of the statements of cash flows.

2.       TRANSACTIONS WITH RELATED PARTIES

       American is a party to various agreements with Sabre Holdings Corporation (Sabre), a former 83 percent owned subsidiary of AMR. Effective after the close of business on March 15, 2000, AMR distributed its entire ownership interest in Sabre as a dividend on all outstanding shares of its common stock. In connection with the spin-off, AMR, American and Sabre amended certain of these agreements. The significant agreements with Sabre and the effect of these amendments are described below.

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

       In connection with the spin-off of Sabre from AMR, American and Sabre agreed to certain amendments to the Technology Services Agreement. These amendments include the following: (i) Sabre will provide services relating to American's real time environment until June 30, 2008, (ii) Sabre will provide services relating to American's client server operations until June 30, 2002,
(iii) American will have the right to hire up to 25 of Sabre's operations research personnel, (iv) Sabre's obligations to pay certain ongoing royalty payments to American were terminated in exchange for a one time payment of $10 million made in 2000, (v) the intellectual property rights of Sabre and American were modified to provide American additional rights in certain software applications, and (vi) American is granted access to Sabre's commercial portfolio of software on a license fee free basis. American and Sabre began negotiations in 2000 regarding market-based pricing and market-based terms and conditions and will continue to negotiate these items in 2001.

       American paid Sabre approximately $130 million, (prior to the Sabre spin-off in March 2000) $521 million and $523 million in 2000, 1999 and 1998, respectively, for services provided under the Technology Services Agreement, as well as airline booking fees, for which American is billed by Sabre at rates similar to those charged to other carriers.

MARKETING COOPERATION AGREEMENT Sabre and American are parties to the Marketing Cooperation Agreement dated as of July 1, 1996 (the Marketing Cooperation Agreement), pursuant to which American will provide marketing support for Sabre's products targeted to travel agencies and Sabre's promotion of certain other products. For such support, Sabre will pay American a fee based upon booking volumes. That fee was approximately $18 million and $17 million in 1999 and 1998, respectively. Additionally, American will support Sabre's promotion of certain other products until 2001, for which Sabre will pay American a marketing fee based upon booking volume. With limited exceptions, the Marketing Cooperation Agreement does not restrict American from distributing its airline products and services directly to corporate or individual consumers.

TRAVEL AGREEMENTS American and Sabre are parties to travel agreements dated July 1, 1996, pursuant to which Sabre is entitled to purchase personal travel for its employees and retirees at reduced fares, and business travel at a discount for certain flights on American. The Travel Privileges Agreement expires on June 30, 2008 and the Corporate Travel Agreement expires on June 30, 2001. Sabre paid American approximately $45 million in 1999 and 1998 pursuant to these agreements.

       In connection with the spin-off of Sabre from AMR, the Company and Sabre agreed to allow American to provide certain Sabre employees with additional limited travel privileges and required Sabre to indemnify American for costs related to Sabre's continued use of the Travel Privileges Agreement.

CREDIT AGREEMENT On July 1, 1996, Sabre and American entered into a Credit Agreement pursuant to which Sabre was required to borrow from American, and American was required to lend to Sabre, amounts required by Sabre to fund its daily cash requirements. In addition, American could, but was not required to, borrow from Sabre to fund its daily cash requirements. The maximum amount Sabre could borrow at any time from American under the Credit Agreement was $300 million. The maximum amount that American could borrow at any time from Sabre under the Credit Agreement was $100 million.

       On March 17, 1999, the Company and Sabre entered into a short-term Credit Agreement pursuant to which American could borrow from Sabre up to a maximum of $300 million. Upon entering into this agreement, American's ability to borrow up to $100 million from Sabre under a separate Credit Agreement was terminated.

       In connection with the spin-off of Sabre from AMR, American and Sabre terminated the Credit Agreement on April 15, 2000.

OTHER AGREEMENTS WITH SABRE American and Sabre are also parties to a Management Services Agreement dated July 1, 1996, pursuant to which American performs various management services for Sabre, including treasury, risk management and other administrative services. Sabre paid American approximately $6 million and $10 million in 1999 and 1998, respectively, pursuant to the Management Services Agreement.

       In connection with the spin-off of Sabre from AMR, American and Sabre agreed to the early termination of certain services effective March 2000 and the continuation of certain services with termination dates through June 30, 2001. American and Sabre also negotiated separate agreements for payroll-related services and workers compensation administration.

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

       In connection with the spin-off of Sabre from AMR, American and Sabre agreed to terminate the Canadian Sub-Contract. Following the acquisition of Canadian by Air Canada, effective February 5, 2001, the Company terminated its agreement to provide services to Canadian.

       Additionally, during 1999, AMR contributed certain assets related to its investment in Canadian with a net book value of approximately $94 million to American and the AMS guarantee to American was terminated.

OTHER RELATED PARTY TRANSACTIONS American invests funds, including funds of certain affiliates, if any, in a combined short-term investment portfolio and passes through interest income on such funds at the average rate earned on the portfolio. These amounts are classified as Payable to affiliate, net on the accompanying consolidated balance sheets. In December 2000, AMR paid American approximately $980 million in settlement of its balance due American.

       American issues tickets for flights on its American Eagle affiliate regional carriers, owned by AMR Eagle Holding Corporation, a subsidiary of AMR. As a result, the revenue collected for such tickets is prorated between American and the American Eagle carriers based on the segments flown by the respective carriers. The aggregate amount prorated for the segments flown by the American Eagle carriers was approximately $1.2 billion, $1.0 billion and $956 million for 2000, 1999 and 1998, respectively. In 2000, 1999 and 1998, American paid fees of $178 million, $160 million and $165 million, respectively, recorded as a reduction in passenger revenues, to American Eagle primarily for passengers connecting with American flights. In addition, American provides each of the regional carriers, among other things, communication and reservation services and other services, including yield management and participation in American's frequent flyer program. In consideration for certain services provided, each regional carrier pays American a service charge, based primarily on passengers boarded, which approximated $86 million, $72 million and $66 million for 2000, 1999 and 1998, respectively.

       American paid subsidiaries of AMR approximately $13 million, $32 million and $113 million in 2000, 1999 and 1998, respectively, for ground handling services provided at selected airports, consulting services and investment management and advisory services with respect to short-term investments and the assets of its retirement benefit plans. The decrease in amounts American paid to subsidiaries of AMR in 2000 and 1999 is due to AMR's sale of AMR Services, which prior to March of 1999, was a wholly-owned subsidiary of AMR that provided ground handling services to American.

       American recognizes compensation expense associated with certain AMR common stock-based awards for employees of American (see Note 9). In addition, American incurs pension and postretirement benefit expense for American employees working at affiliates of the Company. American transfers pension and postretirement benefit expense for these employees to its affiliates based on a percentage of salaries and cost per employee, respectively (see Note 10).

       On July 1, 2000, American and AMR Investment Services, Inc. (AMRIS), a subsidiary of AMR, entered into a five-year Credit Agreement. The maximum amount American can advance AMRIS is $100 million and the maximum amount AMRIS can advance American is $40 million. The interest rate is equal to the lending party's cost of funds for the current month. Payments are due when the borrowing company has excess cash. As of December 31, 2000, no borrowings were outstanding under this Credit Agreement.

       On October 18, 2000, the Board of Directors of American declared a $1.5 billion cash dividend which was paid on November 1, 2000 to AMR. The purpose of the dividend was to establish a cash management function at AMR to implement future decisions regarding uses of cash and to improve efficiency. The dividend was recorded as a reduction to American's retained earnings.

3.     INVESTMENTS


       Short-term investments consisted of (in millions):


                                                         December 31,
                                                      ------------------
                                                       2000         1999
                                                      ------      ------
         Overnight investments and time deposits      $  269      $   --
         Corporate and bank notes                        851       1,173
         U. S. Government agency mortgages               220          94
         Asset backed securities                         209         144
         U. S. Government agency notes                    --         234
                                                      ------      ------

                                                      $1,549      $1,645
                                                      ======      ======

       Short-term investments at December 31, 2000, by contractual maturity included (in millions):



         Due in one year or less                      $  494
         Due between one year and three years          1,009
         Due after three years                            46
                                                      ------

                                                      $1,549
                                                      ======

       All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to stockholder's equity.

       During 1999, the Company entered into an agreement with priceline.com Incorporated (priceline) whereby ticket inventory provided by the Company may be sold through priceline's e-commerce system. In conjunction with this agreement, the Company received warrants to purchase approximately 5.5 million shares of priceline common stock. In the second quarter of 2000, the Company sold these warrants for proceeds of approximately $94 million, and recorded a gain of $57 million, which is included in Miscellaneous - net on the accompanying consolidated statements of operations.

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

       As of December 31, 2000 and 1999, the Company holds approximately 1.2 million depository certificates with an estimated market value of approximately $32 million and $136 million, respectively. The carrying value of the Company's investment in the depository certificates as of December 31, 2000 and 1999, was approximately $20 million, and is included in other assets on the accompanying consolidated balance sheets.

4.     COMMITMENTS AND CONTINGENCIES

       At December 31, 2000, the Company had commitments to acquire the following aircraft: 66 Boeing 737-800s, 23 Boeing 757-200s and 20 Boeing 777-200ERs. Deliveries of these aircraft commence in 2001 and will continue through 2004. Future payments, including estimated amounts for price escalation, will approximate $2.2 billion in 2001, $1.1 billion in 2002, $345 million in 2003, and approximately $60 million in 2004. In addition to these commitments for aircraft, the Company's Board of Directors has authorized expenditures of approximately $2.7 billion over the next five years for modifications to aircraft, renovations of - and additions to - airport and off-airport facilities, and the acquisition of various other equipment and assets. American expects to spend approximately $840 million of this authorized amount in 2001.

       The Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (the Airport) and funding the remediation costs through landing fee revenues and other cost recovery methods. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees and/or other charges since certain of the potentially responsible parties are no longer in business. The future increase in landing fees and/or other charges may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other airport and non-airport locations. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

       The Company has agreed to sell its McDonnell Douglas MD-11 aircraft to FedEx Corporation (FedEx). No significant gain or loss is expected to be recognized as a result of this transaction. As of December 31, 2000, the carrying value of the remaining aircraft American has committed to sell was approximately $462 million.

       American has included event risk covenants in approximately $2.2 billion of indebtedness. These covenants permit the holders of such indebtedness to receive a higher rate of return (between 75 and 650 basis points above the stated rate) if a designated event, as defined, should occur and the credit rating of such indebtedness is downgraded below certain levels within a certain period of time following the event.

       Special facility revenue bonds have been issued by certain municipalities, primarily to purchase equipment and improve airport facilities that are leased by American. In certain cases, the bond issue proceeds were loaned to American and are included in long-term debt. Certain bonds have rates that are periodically reset and are remarketed by various agents. In certain circumstances, American may be required to purchase up to $544 million of the special facility revenue bonds prior to scheduled maturity, in which case American has the right to resell the bonds or to use the bonds to offset its lease or debt obligations. American may borrow the purchase price of these bonds under standby letter of credit agreements. At American's option, certain letters of credit are secured by funds held by bond trustees and by approximately $540 million of short-term investments.

5.     LEASES

       American leases various types of equipment and property, including aircraft, and airport and off-airport facilities. The future minimum lease payments required under capital leases, together with the present value of such lease payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2000, were (in millions):


                                                          Capital        Operating
       Year Ending December 31,                           Leases          Leases
                                                          -------        ---------
       2001                                               $   280        $   950
       2002                                                   236            898
       2003                                                   154            910
       2004                                                   206            893
       2005                                                   135            880
       2006 and subsequent                                    835         11,268
                                                          -------        -------

                                                            1,846(1)     $15,799(2)
                                                                         =======

       Less amount representing interest                      482
                                                          -------

       Present value of net minimum lease payments        $ 1,364
                                                          =======

       (1) Includes $191 million guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

       (2) Includes $6.4 billion guaranteed by AMR relating to special facility revenue bonds issued by municipalities.

       At December 31, 2000, the Company had 201 aircraft under operating leases and 65 aircraft under capital leases. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or at a predetermined fixed amount.

       During 1996, American made prepayments on the cancelable operating leases it had on 12 of its Boeing 767-300 aircraft. Upon the expiration of the amended leases, American can purchase the aircraft for a nominal amount. As a result, the aircraft were recorded as flight equipment under capital leases. During 2000 and 1999, the Company exercised its option to purchase six and two of the Boeing 767-300 aircraft for a nominal fee, respectively. As such, these aircraft were reclassified from flight equipment under capital leases to owned flight equipment.

       Rent expense, excluding landing fees, was $1.2 billion in 2000 and 1999, and $1.1 billion in 1998.

6.     INDEBTEDNESS

       Long-term debt (excluding amounts maturing within one year) consisted of (in millions):


                                                                             December 31,
                                                                          ------------------
                                                                           2000        1999
                                                                          ------      ------
       Secured variable and fixed rate indebtedness due through 2015
          (effective rates from 6.86% - 9.597% at December 31, 2000)      $2,316      $1,940
       6.0% - 7.1% bonds due through 2031                                    176         176
       Unsecured variable rate indebtedness due through 2024
          (3.55% at December 31, 2000)                                        86          86
       Other                                                                  23          29
                                                                          ------      ------

       Long-term debt, less current maturities                            $2,601      $2,231
                                                                          ======      ======

       Maturities of long-term debt (including sinking fund requirements) for the next five years are: 2001 - $108 million; 2002 - $101 million; 2003 - $107 million; 2004 - $163 million; 2005 - $265 million.

       American has $1.0 billion in credit facility agreements that expire December 15, 2005, subject to certain conditions. At American's option, interest on these agreements can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon the London Interbank Offered Rate (LIBOR). At December 31, 2000, no borrowings were outstanding under these agreements.

       Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $2.4 billion. In addition, certain of American's debt and credit facility agreements contain restrictive covenants, including a minimum net worth requirement, which could limit American's ability to pay dividends. At December 31, 2000, under the most restrictive provisions of those debt and credit facility agreements, approximately $1.5 billion of the retained earnings of American were available for payment of dividends to AMR.

       Cash payments for interest, net of capitalized interest, were $196 million, $123 million and $145 million for 2000, 1999 and 1998, respectively.

7.     FINANCIAL INSTRUMENTS AND RISK MANAGEMENT

       As part of the Company's risk management program, AMR uses a variety of financial instruments, including interest rate swaps, fuel swap and option contracts, and currency exchange agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

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

       The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with the majority of its counterparties which may require the Company or the counterparty to post collateral if the value of these instruments falls below certain mark-to-market thresholds. As of December 31, 2000, no collateral was required under these agreements, and the Company does not expect to post collateral in the near future.

       INTEREST RATE RISK MANAGEMENT

       American utilizes interest rate swap contracts to effectively convert a portion of its fixed-rate obligations to floating-rate obligations. These agreements involve the exchange of amounts based on a floating interest rate for amounts based on fixed interest rates over the life of the agreement without an exchange of the notional amount upon which the payments are based. The differential to be paid or received as interest rates change is accrued and recognized as an adjustment of interest expense related to the obligation. The related amount payable to or receivable from counterparties is included in current liabilities or assets. The fair values of the swap agreements are not recognized in the financial statements. Gains and losses on terminations of interest rate swap agreements are deferred as an adjustment to the carrying amount of the outstanding obligation and amortized as an adjustment to interest expense related to the obligation over the remaining term of the original contract life of the terminated swap agreement. In the event of the early extinguishment of a designated obligation, any realized or unrealized gain or loss from the swap would be recognized in income coincident with the extinguishment.

       During 2000, the Company terminated interest rate swap agreements on notional amounts of approximately $425 million which had effectively converted a portion of its fixed-rate obligations to floating-rate obligations. The cost of terminating these interest rate swap agreements was not material.

       The following table indicates the notional amounts and fair values of the Company's interest rate swap agreements (in millions):


                                                        December 31,
                                        ---------------------------------------------
                                                2000                   1999
                                        --------------------   ----------------------
                                        Notional                Notional
                                         Amount   Fair Value     Amount    Fair Value
                                        --------  ----------   ----------  ----------
       Interest rate swap agreements      $158      $  4         $696        $ (9)

       The fair values represent the amount the Company would receive or pay if the agreements were terminated at December 31, 2000 and 1999, respectively.

       At December 31, 2000, the weighted-average remaining duration of the interest rate swap agreements in effect was 9.7 years. The weighted-average floating rates and fixed rates on the contracts outstanding were:


                                        December 31,
                                      -------------------
                                       2000        1999
                                      ------      ------
       Average floating rate          6.798%      5.855%
       Average fixed rate             6.631%      6.593%


       Floating rates are primarily based on LIBOR and may change significantly, affecting future cash flows.

       FUEL PRICE RISK MANAGEMENT

       American enters into fuel swap and option contracts to protect against increases in jet fuel prices. Under the fuel swap agreements, American receives or makes payments based on the difference between a fixed price and a variable price for certain fuel commodities. Under the fuel option agreements, American pays a premium to cap prices at a fixed level. The changes in market value of such agreements have a high correlation to the price changes of the fuel being hedged. Effective gains or losses on fuel hedging agreements are recognized as a component of fuel expense when the underlying fuel being hedged is used. Any premiums paid to enter into option contracts are recorded as assets. Gains and losses on fuel hedging agreements would be recognized immediately should the changes in the market value of the agreements cease to have a high correlation to the price changes of the fuel being hedged. At December 31, 2000, American had fuel hedging agreements with broker-dealers on approximately 2.3 billion gallons of fuel products, which represented approximately 40 percent of its expected 2001 fuel needs, approximately 15 percent of its expected 2002 fuel needs, and approximately seven percent of its expected 2003 fuel needs. The fair value of the Company's fuel hedging agreements at December 31, 2000, representing the amount the Company would receive to terminate the agreements, totaled $223 million. At December 31, 1999, American had fuel hedging agreements with broker-dealers on approximately 2.0 billion gallons of fuel products, which represents approximately 48 percent of its expected 2000 fuel needs and approximately 10 percent of its expected 2001 fuel needs. The fair value of the Company's fuel hedging agreements at December 31, 1999, representing the amount the Company would receive to terminate the agreements, totaled $232 million.

       FOREIGN EXCHANGE RISK MANAGEMENT

       To hedge against the risk of future exchange rate fluctuations on a portion of American's foreign cash flows, the Company enters into various currency put option agreements on a number of foreign currencies. The option contracts are denominated in the same foreign currency in which the projected foreign cash flows are expected to occur. These contracts are designated and effective as hedges of probable quarterly foreign cash flows for various periods through December 31, 2001, which otherwise would expose the Company to foreign currency risk. Realized gains on the currency put option agreements are recognized as a component of passenger revenues. At December 31, 2000 and 1999, the notional amount related to these options totaled approximately $456 million and $445 million, respectively, and the fair value, representing the amount AMR would receive to terminate the agreements, totaled approximately $20 million and $14 million, respectively.

       The Company has entered into Japanese yen currency exchange agreements to effectively convert certain yen-based lease obligations into dollar-based obligations. Changes in the value of the agreements due to exchange rate fluctuations are offset by changes in the value of the yen-denominated lease obligations translated at the current exchange rate. Discounts or premiums are accreted or amortized as an adjustment to interest expense over the lives of the underlying lease obligations. The related amounts due to or from counterparties are included in other liabilities or other assets. The net fair values of the Company's yen currency exchange agreements, representing the amount the Company would pay or receive to terminate the agreements, were (in millions):


                                                        December 31,
                             ------------------------------------------------------------------
                                        2000                                  1999
                             -----------------------------       ------------------------------
                               Notional                           Notional
                                Amount          Fair Value          Amount          Fair Value
                             ------------       ----------       ------------       ----------
       Japanese yen          31.0 billion          $(5)          33.6 billion          $41


       The exchange rates on the Japanese yen agreements range from 66.5 to
113.5 yen per U.S. dollar.

       FAIR VALUES OF FINANCIAL INSTRUMENTS

       The fair values of the Company's long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts and estimated fair values of the Company's long-term debt, including current maturities, were (in millions):


                                                                         December 31,
                                                   --------------------------------------------------------
                                                             2000                             1999
                                                   ------------------------         -----------------------
                                                   Carrying           Fair          Carrying         Fair
                                                     Value           Value           Value           Value
                                                   --------          ------         --------         ------
       Secured variable and fixed rate
          indebtedness                               $2,416          $2,500          $1,997          $2,022
       6.0% - 7.1 % bonds                               176             179             176             175
       Unsecured variable rate indebtedness
                                                         86              86              86              86
       Other                                             31              31              33              33
                                                     ------          ------          ------          ------

                                                     $2,709          $2,796          $2,292          $2,316
                                                     ======          ======          ======          ======

       All other financial instruments, except for the investment in Equant, are either carried at fair value or their carrying value approximates fair value.

       Financial Accounting Standards Board Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended (SFAS 133), was adopted by the Company on January 1, 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 did not have a material impact on the Company's net earnings. However, the Company recorded a transition adjustment of approximately $100 million in accumulated other comprehensive income in the first quarter of 2001.

8.     INCOME TAXES

       American, as a wholly-owned subsidiary, is included in AMR's consolidated tax return. Under the terms of American's tax sharing agreement with AMR, American's provision for income taxes has been computed on the basis that American files separate consolidated income tax returns with its subsidiaries.

       The significant components of the income tax provision were (in millions):


                              Year Ended December 31,
                         --------------------------------
                         2000          1999          1998
                         ----          ----          ----
       Current           $ 78          $211          $439
       Deferred           426           216           243
                         ----          ----          ----

                         $504          $427          $682
                         ====          ====          ====

       The income tax provision includes a federal income tax provision of $453 million, $376 million and $602 million and a state income tax provision of $46 million, $44 million and $73 million for the years ended December 31, 2000, 1999 and 1998, respectively.

       The income tax provision differed from amounts computed at the statutory federal income tax rate as follows (in millions):


                                                                       Year Ended December 31,
                                                                   --------------------------------
                                                                   2000          1999          1998
                                                                   ----          ----          ----

       Statutory income tax provision                              $449          $369          $612
       State income tax provision, net of federal benefit            30            29            47
       Meal expense                                                  17            17            16
       Change in valuation allowance                                 --            --             3
       Other, net                                                     8            12             4
                                                                   ----          ----          ----

       Income tax provision                                        $504          $427          $682
                                                                   ====          ====          ====

       The change in the valuation allowance in 1998 relates to the utilization of foreign tax credits.

       The components of American's deferred tax assets and liabilities were (in millions):


                                                                      December 31,
                                                                -------------------------
                                                                  2000              1999
                                                                -------           -------
       Deferred tax assets:
          Postretirement benefits other than pensions           $   644           $   627
          Rent expense                                              452               387
          Frequent flyer obligation                                 366               310
          Gains from lease transactions                             229               243
          Alternative minimum tax credit carryforwards              124               238
          Other                                                     533               508
                                                                -------           -------
            Total deferred tax assets                             2,348             2,313
                                                                -------           -------

       Deferred tax liabilities:
          Accelerated depreciation and amortization              (3,348)           (2,983)
          Pensions                                                  (90)              (51)
          Other                                                    (315)             (263)
                                                                -------           -------
            Total deferred tax liabilities                       (3,753)           (3,297)
                                                                -------           -------

       Net deferred tax liability                               $(1,405)          $  (984)
                                                                =======           =======

       At December 31, 2000, American had available under the terms of its tax sharing agreement with AMR approximately $124 million of alternative minimum tax credit carryforwards which are available for an indefinite period.

       Cash payments for income taxes were $79 million, $232 million and $434 million for 2000, 1999 and 1998, respectively.

9.     STOCK AWARDS AND OPTIONS

       The Company participates in AMR's 1998 and 1988 Long Term Incentive Plans, as amended, (collectively, the Plans) whereby officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights, restricted stock, deferred stock, stock purchase rights, other stock-based awards and/or performance-related awards, including cash bonuses. The Company also participates in AMR's Pilot Stock Option Plan (The Pilot Plan). The Pilot Plan granted members of the Allied Pilots Association the option to purchase 11.5 million shares of AMR stock at $41.69 per share, $5 less than the average fair market value of the stock on the date of grant, May 5, 1997. These shares were exercisable immediately. In conjunction with the Sabre spin-off, the exercise price of The Pilot Plan options was adjusted to $17.59 per share.

       The Company accounts for participation in AMR's stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. In 2000, 1999 and 1998, the total charge for stock compensation expense included in wages, salaries and benefits expense was $50 million, $52 million and $51 million, respectively. No compensation expense was recognized for stock option grants under the Plans since the exercise price was the fair market value of the underlying stock on the date of grant.

       The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). As required by SFAS 123, pro forma information regarding net earnings has been determined as if the Company had accounted for employee stock options and awards granted by AMR subsequent to December 31, 1994 using the fair value method prescribed by SFAS 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998: risk-free interest rates of 5.01% to 6.15%; dividend yields of 0%; expected stock volatility ranging from 29.9% to 43.5%; and expected life of the options of 4.5 years for the Plans and 1.5 years for The Pilot Plan.

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

       The Company's pro forma net earnings assuming the Company had accounted for employee stock options issued by AMR to employees of American using the fair value method would have resulted in 2000, 1999 and 1998 net earnings of $771 million, $622 million and $1,063 million, respectively.

10.    RETIREMENT BENEFITS

       All regular employees of American are eligible to participate in pension plans. The defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. Airline pilots and flight engineers also participate in defined contribution plans for which Company contributions are determined as a percentage of participant compensation.

       In addition to pension benefits, other postretirement benefits, including certain health care and life insurance benefits, are also provided to retired employees. The amount of health care benefits is limited to lifetime maximums as outlined in the plan. All regular employees of American may become eligible for these benefits if they satisfy eligibility requirements during their working lives.

       Certain employee groups make contributions toward funding a portion of their retiree health care benefits during their working lives. American funds benefits as incurred and makes contributions to match employee prefunding.

       American incurs pension and postretirement benefit expense for American employees working at affiliates of the Company. American transfers pension and postretirement benefit expense for these employees to its affiliates based on a percentage of salaries and cost per employee, respectively.

       The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 2000 and 1999, and a statement of funded status as of December 31, 2000 and 1999 (in millions):


                                                                  Pension Benefits                     Other Benefits
                                                              -------------------------           -------------------------
                                                                2000              1999             2000              1999
                                                              -------           -------           -------           -------
       Reconciliation of benefit obligation

       Obligation at January 1                                $ 5,628           $ 6,117           $ 1,306           $ 1,526
          Service cost                                            213               236                43                56
          Interest cost                                           467               433               108               108
          Actuarial loss (gain)                                   499              (849)              328              (311)
          Plan amendments                                          --                75                --                --
          Benefit payments                                       (373)             (388)              (77)              (70)
          Curtailments/ Special termination benefits               --                 4                --                --
                                                              -------           -------           -------           -------

       Obligation at December 31                              $ 6,434           $ 5,628           $ 1,708           $ 1,306
                                                              =======           =======           =======           =======

       Reconciliation of fair value of plan assets
       Fair value of plan assets at January 1                 $ 5,282           $ 5,564           $    72           $    62
          Actual return on plan assets                            735                 7                 5                 1
          Employer contributions                                   85               100                88                79
          Benefit payments                                       (373)             (388)              (77)              (70)
          Transfer to affiliates                                    2                (1)               --                --
                                                              -------           -------           -------           -------

       Fair value of plan assets at December 31               $ 5,731           $ 5,282           $    88           $    72
                                                              =======           =======           =======           =======

       Funded status
       Accumulated benefit obligation (ABO)                   $ 5,306           $ 4,700           $ 1,708           $ 1,306
       Projected benefit obligation (PBO)                       6,434             5,628                --                --
       Fair value of assets                                     5,731             5,282                88                72

       Funded status at December 31                              (703)             (346)           (1,620)           (1,234)
          Unrecognized loss (gain)                                523               288               (51)             (395)
          Unrecognized prior service cost                         129               139               (35)              (40)
          Unrecognized transition asset                            (6)               (7)               --                --
                                                              -------           -------           -------           -------

       Prepaid (accrued) benefit cost                         $   (57)          $    74           $(1,706)          $(1,669)
                                                              =======           =======           =======           =======

       At December 31, 2000 and 1999, plan assets of approximately $88 million and $71 million, respectively, were invested in shares of mutual funds managed by an affiliate of American.

       The following tables provide the components of net periodic benefit cost for the years ended December 31, 2000, 1999 and 1998 (in millions):



                                                                   Pension Benefits
                                                         ------------------------------------
                                                         2000            1999            1998
                                                         -----           -----           -----
       Components of net periodic benefit cost
       Defined benefit plans:
          Service cost                                   $ 213           $ 236           $ 213
          Interest cost                                    467             433             418
          Expected return on assets                       (490)           (514)           (478)
          Amortization of:
             Transition asset                               (1)             (4)            (11)
             Prior service cost                             10               5               4
             Unrecognized net loss                          17              21              22
          Settlement loss                                   --              --               6
                                                         -----           -----           -----
          Net periodic benefit cost for defined
            benefit plans                                  216             177             174

       Defined contribution plans                          170             151             153
                                                         -----           -----           -----

       Total                                             $ 386           $ 328           $ 327
                                                         =====           =====           =====



                                                                    Other Benefits
                                                         ------------------------------------
                                                         2000            1999            1998
                                                         -----           -----           -----
       Components of net periodic benefit cost
          Service cost                                   $  43           $  56           $  52
          Interest cost                                    108             108              99
          Expected return on assets                         (7)             (6)             (5)
          Amortization of:
             Prior service cost                             (5)             (5)             (5)
             Unrecognized net gain                         (14)             --              (2)
                                                         -----           -----           -----

          Net periodic benefit cost                      $ 125           $ 153           $ 139
                                                         =====           =====           =====

       The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2000 and 1999 (in millions):



                                                           Pension Benefits                    Other Benefits
                                                       -------------------------           -------------------------
                                                         2000              1999              2000              1999
                                                       -------           -------           -------           -------
       Prepaid benefit cost                            $   107           $   244           $    --           $    --
       Accrued benefit liability                          (225)             (170)           (1,706)           (1,669)
       Additional minimum liability                        (21)              (15)               --                --
       Intangible asset                                     72                13                --                --
       Accumulated other comprehensive income
                                                            10                 2                --                --
                                                       -------           -------           -------           -------

       Net amount recognized                           $   (57)          $    74           $(1,706)          $(1,669)
                                                       =======           =======           =======           =======

       The following assumptions were used by the Company in the measurement of the benefit obligation as of December 31:


                                                Pension Benefits               Other Benefits
                                               -------------------           -------------------
                                               2000           1999           2000           1999
                                               ----           ----           ----           ----
       Weighted-average assumptions
       Discount rate                           7.75%          8.25%          7.75%          8.25%
       Salary scale                            4.26           4.26             --             --
       Expected return on plan assets          9.50           9.50           9.50           9.50


       The assumed health care cost trend rate was changed to seven percent effective December 31, 2000, decreasing gradually to an ultimate rate of four percent by 2004. The previously assumed health care cost trend rate was five percent in 1999, decreasing gradually to an ultimate rate of four percent by 2001.

       A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):


                                                          One percent       One percent
                                                           increase           decrease
                                                        ----------------   ---------------
       Impact on 2000 service and interest cost             $  20          $ (19)
       Impact on postretirement benefit obligation
         as of December 31, 2000                            $ 137          $(131)

       Effective January 1, 2001, American established a defined contribution plan for non-contract employees in which the Company will contribute a match up to 5.5 percent on employee contributions of pensionable earnings to the Company's existing 401(k) plan. During 2000, American provided a one-time election for current non-contract employees to remain in the defined benefit plan or to discontinue accruing future credited service in the defined benefit plan as of January 1, 2001 and begin participation in the defined contribution plan.

11.    SEGMENT REPORTING

       Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", as amended (SFAS 131), requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. American has one reportable segment.

       American is one of the largest scheduled passenger airlines in the world. At the end of 2000, American provided scheduled jet service to more than 169 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system.

       American's operating revenues by geographic region are summarized below (in millions):


                                                  Year Ended December 31,
                                         -----------------------------------------
                                          2000              1999             1998
                                         -------          -------          -------
       Domestic                          $12,444          $11,311          $11,176
       Latin America                       2,758            2,557            2,709
       Europe                              2,338            1,984            2,039
       Pacific                               577              486              385
                                         -------          -------          -------

       Total operating revenues          $18,117          $16,338          $16,309
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

12.    QUARTERLY FINANCIAL DATA (UNAUDITED)

       Unaudited summarized financial data by quarter for 2000 and 1999 (in millions):


                                    First          Second           Third          Fourth
                                   Quarter         Quarter         Quarter         Quarter
                                   -------         -------         -------         -------
       2000
       Operating revenues          $4,202          $4,610          $4,833          $4,472
       Operating income               186             471             517              70
       Net earnings                   105             324             316              33

       1999
       Operating revenues          $3,709          $4,177          $4,317          $4,135
       Operating income                27             364             380             249
       Net earnings                    35             216             220             156

       During the second quarter of 2000, the Company recorded an after-tax gain of approximately $36 million from the sale of the Company's warrants to purchase
5.5 million shares of priceline common stock (see Note 3). Results for the fourth quarter of 2000 include an after-tax charge of approximately $32 million for the Company's employee home computer program.

       During the first quarter of 1999, the Company recorded an after-tax gain of approximately $19 million from the sale of a portion of the Company's holdings in Equant (see Note 3). Results for the fourth quarter of 1999 include the following: (i) an after-tax gain of approximately $28 million from the sale of a portion of the Company's holdings in Equant (see Note 3), (ii) a $28 million after-tax increase in passenger revenue resulting from a change in estimate related to certain passenger revenues earned during the first nine months of 1999, and (iii) a $25 million after-tax provision for certain litigation settlements.

13.    SUBSEQUENT EVENTS

       On January 10, 2001, the Company announced three transactions that are expected to substantially increase the scope of its existing network. First, the Company announced that it had agreed to purchase substantially all of the assets of Trans World Airlines, Inc. (TWA) for approximately $500 million in cash and to assume approximately $3.5 billion of TWA's obligations. The Company's agreement with TWA contemplated that TWA would file for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code and conduct an auction of its assets under the auspices of the Bankruptcy Court. During the auction, other credible offers would compete with the Company's offer. TWA filed for bankruptcy protection on January 10, 2001. In conjunction therewith, the Company also agreed to provide TWA with up to $200 million in debtor-in-possession financing to facilitate TWA's ability to maintain its operations until the completion of this transaction. The amount available under this facility was later increased to $330 million. As of March 19, 2001, approximately $289 million had been provided via the debtor-in-possession financing.

       The auction of TWA's assets was commenced on March 5, 2001, and recessed to March 7, 2001. During the recess, the Company increased its cash bid to $625 million and agreed to leave in the TWA estate certain aircraft security deposits, advance rental payments and rental rebates that were estimated to bring approximately $117 million of value to TWA. On March 7, 2001, TWA's board selected the Company's bid as the "highest and best" offer, and on March 12, 2001, the U.S. Bankruptcy Court, District of Delaware, entered an order approving the sale of TWA's assets to the Company. Consummation of the transaction is subject to several contingencies, including the waiver by TWA's unions of certain provisions of their collective bargaining agreements. The approval of the U.S. Department of Justice was obtained on March 16, 2001. Certain parties have filed appeals of the Bankruptcy Court's sale order, and have sought a stay of the transaction, pending the appeals. A provision of the Bankruptcy Code will permit the Company to close the transaction, despite pending appeals, unless a stay is granted. If a stay is granted, the Company would anticipate that the appeal process would be expedited. Upon the closing of the transaction, TWA will be integrated into American's operations with a continued hub operation in St. Louis.

       Secondly, the Company announced that it has agreed to acquire from United Airlines, Inc. (United) certain key strategic assets (slots, gates and aircraft) of US Airways, Inc. (US Airways) upon the consummation of the previously announced merger between United and US Airways. In addition to the acquisition of these assets, American will lease a number of slots and gates from United so that American may operate half of the northeast Shuttle (New York/Washington DC/Boston). United will operate the other half of the Shuttle. For these assets, American will pay approximately $1.2 billion in cash to United and assume approximately $300 million in aircraft operating leases. The consummation of these transactions is contingent upon the closing of the proposed United/US Airways merger. Also, the acquisition of aircraft is generally dependent upon a certain number of US Airways' Boeing 757 cockpit crew members transferring to American's payroll.

       Finally, American has agreed to acquire a 49 percent stake in, and to enter into an exclusive marketing agreement with, DC Air LLC (DC Air). American has agreed to pay $82 million in cash for its ownership stake. American will have a right of first refusal on the acquisition of the remaining 51 percent stake in DC Air. American will also lease to DC Air a certain number of Fokker 100 aircraft with necessary crews (known in the industry as a "wet lease"). These wet leased aircraft will be used by DC Air in its operations. DC Air is the first significant new entrant at Ronald Reagan Washington National Airport
(DCA) in over a decade. DC Air will acquire the assets needed to begin its DCA operations from United/US Airways upon the consummation of the merger between the two carriers. American's investment in DC Air and the other arrangements described above are contingent upon the consummation of the merger between United and US Airways.

       As a result of the above transactions, and for several other reasons, American has initiated an impairment review of certain fleet types in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This review could result in an impairment charge to be taken by the Company in 2001. The size of any resulting 2001 charge is not presently known, but may be significant.

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




                                     PART IV

--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements and Independent Auditors' Report are filed as part of this report:


                                                                                      Page
                                                                                      ----
         Report of Independent Auditors                                                  22

         Consolidated Statements of Operations for the Years Ended
         December 31, 2000, 1999 and 1998                                                23

         Consolidated Balance Sheets at December 31, 2000 and 1999                    24-25

         Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2000, 1999 and 1998                                                26

         Consolidated Statements of Stockholder's Equity for the Years Ended
         December 31, 2000, 1999 and 1998                                                27

         Notes to Consolidated Financial Statements                                   28-46


    (2) The following financial statement schedule and Independent Auditors' Report are filed as part of this report:



                                                                                      Page
                                                                                      -----
         Report of Independent Auditors                                                  50

         Schedule II   Valuation and Qualifying Accounts and Reserves                    51

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

         12 Computation of ratio of earnings to fixed charges for the years ended December 31, 1996, 1997, 1998, 1999 and 2000.

         23       Consent of Independent Auditors.

(b)      Reports on Form 8-K:

         On October 19, 2000, American filed a report on Form 8-K relative to a press release issued to report the Company's third quarter 2000 earnings, information relating to American's hosting of its biennial Analyst & Investor Conference, the dates of the AMR's earnings report for the preceding quarter, and information on how to access AMR's web site.

         On November 1, 2000, American filed a report on Form 8-K relative to certain data regarding its parent company's, AMR Corporation, fleet plan, unit costs, capacity, traffic and fuel.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


AMERICAN AIRLINES, INC.



/s/ Donald J. Carty
---------------------------------------------------
Donald J. Carty
Chairman, President and Chief Executive Officer
(Principal Executive Officer)


/s/ Thomas W.  Horton
---------------------------------------------------
Thomas W. Horton
Senior Vice President - Finance and Chief Financial
Officer
(Principal Financial and Accounting Officer)


Date:  March 22, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:



/s/ David L. Boren                             /s/ Michael A. Miles
-----------------------------                  --------------------------
David L. Boren                                 Michael A. Miles


/s/ Edward A. Brennan                          /s/ Charles H. Pistor, Jr.
-----------------------------                  --------------------------
Edward A. Brennan                              Charles H. Pistor, Jr.


/s/ Armando M. Codina                          /s/ Philip J. Purcell
-----------------------------                  --------------------------
Armando M. Codina                              Philip J. Purcell


/s/ Earl G. Graves                             /s/ Joe M. Rodgers
-----------------------------                  --------------------------
Earl G. Graves                                 Joe M. Rodgers


/s/ Ann McLaughlin Korologos                   /s/ Judith Rodin
-----------------------------                  --------------------------
Ann McLaughlin Korologos                       Judith Rodin



Date:  March 22, 2001

REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
American Airlines, Inc.


         We have audited the consolidated financial statements of American Airlines, Inc. as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated January 16, 2001, except for Note 13, for which the date is March 19, 2001. Our audits also included Schedule II - Valuation and Qualifying Accounts and Reserves. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                 ERNST & YOUNG LLP


2121 San Jacinto
Dallas, Texas  75201
January 16, 2001, except for Note 13,
   for which the date is March 19, 2001.

                             AMERICAN AIRLINES, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                  (IN MILLIONS)

                                                 INCREASES                                     SALES,
                                     BALANCE     CHARGED TO                                    RETIRE-       BALANCE
                                        AT        INCOME                      WRITE-OFFS       MENTS           AT
                                    BEGINNING    STATEMENT                     (NET OF          AND          END OF
                                     OF YEAR      ACCOUNTS       PAYMENTS     RECOVERIES)     TRANSFERS       YEAR
                                    ---------    ----------      --------     -----------     ---------      -------
YEAR ENDED DECEMBER 31, 2000

Allowance for
obsolescence of inventories           $255          $ 54          $ --           $ --           $ (7)          $302

Allowance for
uncollectible accounts                  53            18            --            (45)            --             26

Reserves for environmental
remediation costs                       65            24           (19)            --             --             70

Reserves for litigation                 31            --            (2)            --             --             29

YEAR ENDED DECEMBER 31, 1999

Allowance for
obsolescence of inventories            196            54            --             --              5            255

Allowance for
uncollectible accounts                  17            34            --              2             --             53

Reserves for environmental
remediation costs                       23            48            (6)            --             --             65

Reserves for litigation                 --            39            (8)            --             --             31

YEAR ENDED DECEMBER 31, 1998

Allowance for
obsolescence of inventories            189            35            --             --            (28)           196

Allowance for
uncollectible accounts                   8            12            --             (3)            --             17

Reserves for environmental
remediation costs                       14            12            (3)            --             --             23

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
  12              Computation of ratio of earnings to fixed charges for the
                  years ended December 31, 1996, 1997, 1998, 1999 and 2000.

  23              Consent of Independent Auditors.