Form 10-Q
period 2001-03-31
AMERICAN AIRLINES INC
filed 2001-04-24
CIK 4515

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the Transition Period From                 to                 .
                                           ---------------    ----------------


Commission file number 1-2691.



                             AMERICAN AIRLINES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                13-1502798
----------------------------------------   -------------------------------------
      (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

         4333 Amon Carter Blvd.
           Fort Worth, Texas                               76155
----------------------------------------   -------------------------------------
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code   (817) 963-1234
                                                     ---------------


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
                                        -----    -------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $1 par value - 1,000 shares as of April 17, 2001.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and
(b) of Form 10-Q.

================================================================================

                                      INDEX

                             AMERICAN AIRLINES, INC.




Part I:       FINANCIAL INFORMATION


Item 1.  Financial Statements

     Consolidated Statements of Operations -- Three months ended March 31, 2001 and 2000

     Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000

     Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2001 and 2000

     Notes to Condensed Consolidated Financial Statements - March 31, 2001


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk


Part II:      OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


Signature

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      2001              2000
                                                   ----------        ----------
REVENUES
    Passenger                                      $    3,935        $    3,774
    Cargo                                                 174               166
    Other                                                 269               262
                                                   ----------        ----------
      Total operating revenues                          4,378             4,202


EXPENSES
  Wages, salaries and benefits                          1,632             1,514
  Aircraft fuel                                           650               527
  Depreciation and amortization                           278               256
  Other rentals and landing fees                          236               216
  Maintenance, materials and repairs                      234               222
  Commissions to agents                                   212               242
  Food service                                            181               182
  Aircraft rentals                                        140               140
  Other operating expenses                                807               717
                                                   ----------        ----------
    Total operating expenses                            4,370             4,016
                                                   ----------        ----------
OPERATING INCOME                                            8               186

OTHER INCOME (EXPENSE)
  Interest income                                          22                30
  Interest expense                                        (76)              (70)
  Interest capitalized                                     39                36
  Related party interest - net                            (11)                5
  SFAS 133 adjustments                                    (20)               --
  Miscellaneous - net                                      (6)               (6)
                                                   ----------        ----------
                                                          (52)               (5)
                                                   ----------        ----------
EARNINGS (LOSS) BEFORE INCOME TAXES                       (44)              181
Income tax provision (benefit)                            (10)               76
                                                   ----------        ----------
NET EARNINGS (LOSS)                                $      (34)       $      105
                                                   ==========        ==========


The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                                           March 31,      December 31,
                                                                              2001            2000
                                                                           ----------     ------------
ASSETS

CURRENT ASSETS
  Cash                                                                     $      168     $         86
  Short-term investments                                                        1,274            1,549
  Receivables, net                                                              1,374            1,242
  Inventories, net                                                                629              656
  Deferred income taxes                                                           673              675
  Other current assets                                                            209              186
                                                                           ----------     ------------
    Total current assets                                                        4,327            4,394

EQUIPMENT AND PROPERTY
  Flight equipment, net                                                        12,465           12,081
  Other equipment and property, net                                             1,679            1,607
  Purchase deposits for flight equipment                                        1,537            1,590
                                                                           ----------     ------------
                                                                               15,681           15,278

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
  Flight equipment, net                                                         1,219            1,252
  Other equipment and property, net                                                96               96
                                                                           ----------     ------------
                                                                                1,315            1,348

Route acquisition costs and airport operating and gate lease
    rights, net                                                                 1,092            1,103
Other assets, net                                                               1,233            1,038
                                                                           ----------     ------------
                                                                           $   23,648     $     23,161
                                                                           ==========     ============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                                         $    1,179     $      1,178
  Accrued liabilities                                                           1,687            2,067
  Air traffic liability                                                         2,960            2,696
  Payable to affiliates, net                                                      529              511
  Current maturities of long-term debt                                            118              108
  Current obligations under capital leases                                        219              201
                                                                           ----------     ------------
    Total current liabilities                                                   6,692            6,761

Long-term debt, less current maturities                                         3,116            2,601
Obligations under capital leases, less current obligations                      1,053            1,163
Deferred income taxes                                                           2,156            2,080
Other liabilities, deferred gains, deferred
  credits and postretirement benefits                                           4,156            4,121

STOCKHOLDER'S EQUITY
  Common stock                                                                     --               --
  Additional paid-in capital                                                    1,847            1,847
  Accumulated other comprehensive income                                           72               (2)
  Retained earnings                                                             4,556            4,590
                                                                           ----------     ------------
                                                                                6,475            6,435
                                                                           ----------     ------------
                                                                           $   23,648     $     23,161
                                                                           ==========     ============

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                                                      Three Months Ended March 31,
                                                                                    --------------------------------
                                                                                       2001                  2000
                                                                                    ---------             ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 $     (43)            $      626

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures, including purchase deposits for flight equipment                 (746)                  (669)
  Net decrease (increase) in short-term investments                                       275                   (192)
  Proceeds from sale of equipment and property                                            126                     70
                                                                                    ---------             ----------
        Net cash used for investing activities                                           (345)                  (791)

CASH FLOW FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations                                (80)                   (93)
  Proceeds from issuance of long-term debt                                                532                     --
  Funds transferred from affiliates, net                                                   18                    256
                                                                                    ---------            -----------
        Net cash provided by financing activities                                         470                    163

Net increase (decrease) in cash                                                            82                     (2)
Cash at beginning of period                                                                86                     72
                                                                                    ---------            -----------

Cash at end of period                                                               $     168            $        70
                                                                                    =========            ===========



The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. (American or the Company) Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts from 2000 have been reclassified to conform with the 2001 presentation.

2. Accumulated depreciation of owned equipment and property at March 31, 2001 and December 31, 2000, was $8.0 billion and $7.8 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 2001 and December 31, 2000, was $1.0 billion.

3. As discussed in the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Miami International Airport Authority is currently remediating various environmental conditions at the Miami International Airport (the Airport) and funding the remediation costs through landing fee revenues and other cost recovery methods. Future costs of the remediation effort may be borne by carriers operating at the Airport, including American, through increased landing fees and/or other charges since certain of the potentially responsible parties are no longer in business. The future increase in landing fees and/or other charges may be material but cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other airport and non-airport locations. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

4. As of March 31, 2001, the Company had commitments to acquire the following aircraft: 62 Boeing 737-800s, 23 Boeing 757-200s and 16 Boeing 777-200ERs. Deliveries of all aircraft continue through 2004. Payments for all aircraft will approximate $1.7 billion during the remainder of 2001, $1.1 billion in 2002, $350 million in 2003 and approximately $55 million in 2004.

5. On January 10, 2001, the Company announced three transactions that would substantially increase the scope of its existing network. The first of these transactions was consummated on April 9, 2001 when the Company purchased substantially all of the assets of Trans World Airlines, Inc.
     (TWA) for approximately $625 million in cash (subject to certain working capital adjustments), including the satisfaction of $312 million in debtor-in-possession financing which was funded by the Company's parent
     (AMR), and assumed certain liabilities. The Company funded the acquisition of TWA's assets with its existing cash and short-term investments.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

     As a result of the three transactions announced on January 10, 2001, and for several other reasons, the Company has initiated an impairment review of certain fleet types in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This review, which is expected to be completed during the second quarter of 2001, could result in an impairment charge to be taken by the Company. The size of any resulting 2001 charge is not presently known, but may be significant.

6. Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133). SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a transition adjustment of approximately $64 million (net of tax of $38 million) in accumulated other comprehensive income in the first quarter of 2001.

     FUEL PRICE RISK MANAGEMENT

     American enters into fuel swap and option contracts to protect against increases in jet fuel prices. These instruments generally have maturities of up to 36 months. In accordance with SFAS 133, the Company accounts for its fuel swap and option contracts as cash flow hedges. Upon the adoption of SFAS 133, the Company recorded the fair value of its fuel hedging contracts in other assets and accumulated other comprehensive income on the consolidated balance sheets. Effective gains or losses on fuel hedging agreements are deferred in accumulated other comprehensive income and are recognized in earnings as a component of fuel expense when the underlying fuel being hedged is used. The ineffective portion of the fuel hedge agreements is calculated as the excess of the change in the fuel hedge agreements intrinsic value relative to the change in the value of the fuel being hedged. In calculating the ineffective portion of the fuel hedge instrument, the Company excludes the time value component related to any option premiums paid. The time value component related to any option premiums is recognized in earnings during the life of the contract. Both the ineffective portion and time value component of the fuel hedge agreements are recognized as a component of SFAS 133 adjustments on the consolidated statements of operations.

     For the three months ended March 31, 2001, the Company recognized hedging gains of approximately $44 million on fuel used during such period, which are classified in fuel expense on the accompanying consolidated statements of operations. In addition, for the three months ended March 31, 2001, the Company recorded an approximate $20 million loss which is classified as SFAS 133 adjustments on the accompanying consolidated statements of operations. This amount consists of a $29 million loss relating to time value, partially offset by a $9 million gain relating to the ineffectiveness of the fuel hedging agreements. The fair value of the Company's fuel hedging agreements at March 31, 2001, representing the amount the Company would receive to terminate the agreements, totaled $202 million.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

     INTEREST RATE RISK MANAGEMENT

     American utilizes interest rate swap contracts to effectively convert a portion of its fixed-rate obligations to floating-rate obligations. Under SFAS 133, the Company accounts for its interest rate swap contracts as fair value hedges whereby the fair value of the related interest rate swap agreement is reflected in other assets with the corresponding liability being recorded as a component of long-term debt on the consolidated balance sheets. The Company has no ineffectiveness with regard to its interest rate swap contracts as each interest rate swap agreement meets the criteria for accounting under the short-cut method as defined in SFAS 133 for fair value hedges of debt instruments.

     FOREIGN EXCHANGE RISK MANAGEMENT

     To hedge against the risk of future exchange rate fluctuations on a portion of American's foreign cash flows, the Company enters into various currency put option agreements on a number of foreign currencies. In accordance with SFAS 133, the Company accounts for its currency put option agreements as cash flow hedges. Upon the adoption of SFAS 133, the Company recorded the fair value of its foreign currency put option agreements in other assets and accumulated other comprehensive income on the consolidated balance sheets. Effective gains and loss on currency put option agreements are deferred in accumulated other comprehensive income and are recognized in earnings as a component of passenger revenue when the underlying hedged revenues are recognized. The time value component related to any option premiums is recognized in earnings during the life of the contract as a component of passenger revenue. The Company has no ineffectiveness with regard to its currency put option agreements.

     The Company has entered into Japanese yen currency exchange agreements to effectively convert certain yen-based lease obligations into dollar-based obligations. Under SFAS 133, the Company accounts for its Japanese yen currency exchange agreements as cash flow hedges whereby the fair value of the related Japanese yen currency exchange agreements is reflected in other assets and accumulated other comprehensive income on the consolidated balance sheets. The Company has no ineffectiveness with regard to its Japanese yen currency exchange agreements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

7. The Company includes unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting in comprehensive income. For the three months ended March 31, 2001 and 2000, comprehensive income was $40 million and $105 million, respectively. The difference between net loss and comprehensive income for the three months ended March 31, 2001, is as follows (in millions):



       Net loss                                                                                    $         (34)

            Cumulative effect of adoption of SFAS 133 as of January 1,
              2001, net of tax of $38                                              $          64
            Reclassification of derivative financial instruments into
              earnings, net of tax of $20                                                    (34)
            Reclassification of SFAS 133 time value adjustments into earnings,
              net of tax of $5                                                                 9
            Change in fair value of derivative financial instruments, net
              of tax of $20                                                                   32
                                                                                   -------------
                Accumulated derivative gain included in other
                  comprehensive income, net of tax of $42                                                     71
            Unrealized gain on available-for-sale securities, net of tax
              of $1                                                                                            3
                                                                                                   -------------

       Comprehensive income                                                                        $          40
                                                                                                   =============


     As of March 31, 2001, the Company estimates during the next twelve months it will reclassify from accumulated other comprehensive income into earnings approximately $63 million (net of tax of $38 million) relating to its derivative financial instruments.

8. During 2001, American entered into various debt agreements which are secured by aircraft. Effective interest rates on these agreements are based on LIBOR plus a spread and mature over various periods of time, ranging from 2013 to 2021. As of March 31, 2001, the Company had borrowed approximately $532 million under these agreements.

9. In April 2001, the Company's Board of Directors approved the guarantee by American of AMR's existing debt obligations. As such, American will unconditionally guarantee through the life of the related obligations approximately $900 million of unsecured debt, approximately $700 million of secured debt and approximately $1.6 billion of special facility revenue bonds issued by municipalities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

American recorded a NET LOSS for the three months ended March 31, 2001 of $34 million. This compares to net earnings of $105 million for the first quarter of 2000. American's OPERATING INCOME of $8 million decreased $178 million compared to the same period in 2000.

American's REVENUES increased $176 million, or 4.2 percent, in the first quarter of 2001 versus the same period last year. American's PASSENGER REVENUES increased by 4.3 percent, or $161 million. American's YIELD (the average amount one passenger pays to fly one mile) of 14.88 cents increased by 6.7 percent compared to the same period in 2000. Domestic yields increased 6.6 percent from the first quarter of 2000. International yields increased 6.8 percent, primarily due to an increase of 7.9 percent and 7.1 percent in European and Latin American yields, respectively, partially offset by a decrease of approximately 1.0 percent in Pacific yields. Yields were up year-over-year largely due to fare increases enacted over the course of 2000.

American's traffic or REVENUE PASSENGER MILES (RPMs) decreased 2.1 percent to
26.5 billion miles for the quarter ended March 31, 2001. American's capacity or AVAILABLE SEAT MILES (ASMs) of 39.0 billion miles decreased 2.6 percent compared to the first quarter of 2000. American's domestic traffic decreased 3.7 percent on a capacity decrease of 2.7 percent and international traffic increased 1.4 percent on a capacity decrease of 2.4 percent. The decrease in domestic traffic was due to a slowing U.S. economy, softening the demand for air travel. The increase in international traffic was driven by a 6.9 percent increase in traffic to the Pacific on a capacity decrease of 3.5 percent, a 0.7 percent increase in traffic to Europe on a capacity increase of 0.1 percent and a 0.9 percent increase in traffic to Latin America on a capacity decrease of 4.1 percent. The overall decrease in capacity was due primarily to the Company's More Room Throughout Coach program, partially offset by an increase in the number of aircraft.

American's OPERATING EXPENSES increased 8.8 percent, or $354 million. American's cost per ASM increased 11.7 percent to 11.21 cents, partially driven by a reduction in ASMs due to the Company's More Room Throughout Coach program. Adjusted for this program, American's cost per ASM grew approximately 5.7 percent. WAGES, SALARIES AND BENEFITS increased 7.8 percent, or $118 million, primarily due to an increase in the average number of equivalent employees, contractual wage rate and seniority increases that are built into the Company's labor contracts, partially offset by a decrease in provision for profit-sharing of approximately $30 million. AIRCRAFT FUEL expense increased 23.3 percent, or $123 million, due to a 21.5 percent increase in the Company's average price per gallon and a 1.8 percent increase in the Company's fuel consumption. The increase in fuel expense is net of gains of approximately $44 million recognized during the first quarter of 2001 related to the Company's fuel hedging program. COMMISSIONS TO AGENTS decreased 12.4 percent, or $30 million, despite an increase of approximately 4.3 percent in passenger revenues, due primarily to the continued benefit from commission structure changes implemented in 2000 and a decrease in the percentage of commissionable transactions. Other operating expense increased 12.6 percent, or $90 million, due primarily to increases in external contract maintenance, outsourced services, data processing, and travel and incidental costs.

INTEREST INCOME decreased $8 million, or 26.7 percent, due primarily to lower investment balances. RELATED PARTY INTEREST - NET decreased $16 million due to affiliate intercompany payable balances of American. During the first quarter of 2001, the Company recorded approximately $20 million of SFAS 133 ADJUSTMENTS relating to the Company's ineffectiveness and time-value adjustments associated with its fuel hedging program (see Footnote 6 to the condensed consolidated financial statements).

The effective tax rates for the three months ended March 31, 2001 and 2000 were based upon the operating results for such periods. As such, the effective tax rates do not represent estimated annual effective tax rates.

AIRCRAFT INFORMATION

As of March 31, 2001, the Company had commitments to acquire the following aircraft: 62 Boeing 737-800s, 23 Boeing 757-200s and 16 Boeing 777-200ERs. Deliveries of all aircraft continue through 2004. Payments for all aircraft will approximate $1.7 billion during the remainder of 2001, $1.1 billion in 2002, $350 million in 2003 and approximately $55 million in 2004. The Company expects to fund its remaining 2001 capital expenditures from the Company's existing cash and short-term investments, internally generated cash or new financing depending upon market conditions and the Company's evolving view of its long-term needs.

OTHER INFORMATION

On January 10, 2001, the Company announced three transactions that would substantially increase the scope of its existing network. The first of these transactions was consummated on April 9, 2001 when the Company purchased substantially all of the assets of Trans World Airlines, Inc. (TWA) for approximately $625 million in cash (subject to certain working capital adjustments), including the satisfaction of $312 million in debtor-in-possession financing which was funded by the Company's parent (AMR), and assumed certain liabilities. The Company funded the acquisition of TWA's assets with its existing cash and short-term investments. The Company does not expect the acquisition of TWA to have a significantly accretive or dilutive impact on the Company's 2001 earnings. Although TWA has historically reported net losses and the acquisition of TWA will result in the incurrence of integration costs, the Company expects to realize certain synergies from the acquisition, including, among other things, improved passenger revenues and a reduction in rental expense from the renegotiated lease obligations.

     Secondly, the Company announced that it has agreed to acquire from United Airlines, Inc. (United) certain key strategic assets (slots, gates and aircraft) of US Airways Group, Inc. (US Airways) upon the consummation of the previously announced merger between United and US Airways. In addition to the acquisition of these assets, American will lease a number of slots and gates from United so that American may operate half of the northeast Shuttle (New York/Washington DC/Boston). United will operate the other half of the Shuttle. For these assets, American will pay approximately $1.2 billion in cash to United and assume approximately $300 million in aircraft operating leases. The consummation of these transactions is contingent upon the closing of the proposed United/US Airways merger, which is no longer expected to occur in the second quarter of 2001. Also, the acquisition of aircraft is dependent upon certain rights of United to exclude aircraft from the transactions and also is generally dependent upon a certain number of US Airways' Boeing 757 cockpit crew members transferring to American's payroll.

     Finally, American has agreed to acquire a 49 percent stake in, and to enter into an exclusive marketing agreement with, D.C. Air, LLC (DC Air). American has agreed to pay $82 million in cash for its ownership stake. American will have a right of first refusal on the acquisition of the remaining 51 percent stake in DC Air. American will also lease to DC Air a certain number of Fokker 100 aircraft with necessary crews (known in the industry as a "wet lease"). These wet leased aircraft will be used by DC Air in its operations. DC Air is the first significant new entrant at Ronald Reagan Washington National Airport (DCA) in over a decade. DC Air will acquire the assets needed to begin its DCA operations from United/US Airways upon the consummation of the merger between the two carriers. American's investment in DC Air and the other arrangements described above are contingent upon the consummation of the merger between United and US Airways and upon execution of definitive documentation between DC Air and United (which has not yet occurred).

     As a result of the above transactions, and for several other reasons, the Company has initiated an impairment review of certain fleet types in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This review, which is expected to be completed during the second quarter of 2001, could result in an impairment charge to be taken by the Company. The size of any resulting 2001 charge is not presently known, but may be significant.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this report, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward- looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, included but not limited to the Form 10-K for the year ended December 31, 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, except as discussed below.

     Based on projected fuel usage for the next twelve months, including the Company's estimated fuel consumption for TWA based upon TWA's actual average consumption for the twelve months ended September 30, 2000, a hypothetical 10 percent increase in the March 31, 2001 cost per gallon of fuel would result in an increase to the Company's aircraft fuel expense of approximately $196 million for the next twelve months, net of fuel hedge instruments outstanding at March 31, 2001. The change in market risk from December 31, 2000 is due primarily to the estimated fuel consumption of TWA, partially offset by a decrease in fuel prices. As of March 31, 2001, the Company, including the estimated fuel consumption of TWA, has hedged approximately 40 percent of its remaining 2001 fuel requirements, 22 percent of its 2002 fuel requirements, and approximately 11 percent of its 2003 fuel requirements.

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

     As part of the settlement, American agreed to pay the Wolens and Gutterman plaintiffs' attorneys fees and the cost of administering the settlement, which amounts were accrued as of December 31, 1999. In consideration for the relief provided in the settlement agreement, Wolens and Gutterman class members will release American from all claims arising from any changes that American has made to the AAdvantage program and reaffirming American's right to make changes to the AAdvantage program in the future. On May 2, 2000, the court preliminarily approved the settlement and authorized sending notice of the settlement to class members. On September 28, 2000 and February 23, 2001, the court has held several hearings on the fairness of the settlement and the request for fees by the plaintiffs' attorneys. The court has not yet ruled on these issues.

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

                                     PART II

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

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 2001 and 2000.


Form 8-Ks filed under Item 5 -- Other Events

         On January 10, 2001, American Airlines, Inc. filed a report on Form 8-K relative to a press release issued to announce that American Airlines, Inc. had agreed (i) to purchase substantially all of the assets of Trans World Airlines, Inc., (ii) to acquire certain key strategic US Airways, Inc. assets, and (iii) to acquire a 49 percent stake in, and to enter into an exclusive marketing agreement with, DC Air.

         On January 17, 2001, American Airlines, Inc. filed a report on Form 8-K relative to a press release issued by its parent company, AMR Corporation, report the AMR's fourth quarter and full year 2000 earnings.

         On March 8, 2001, American Airlines, Inc. filed a report on Form 8-K to announce that on March 7, 2001, American Airlines, Inc. increased its $500 million cash offer for certain assets of Trans World Airlines, Inc.

         On March 13, 2001, American Airlines, Inc. filed a report on Form 8-K relative to a press release issued to announce the acceptance of American Airlines, Inc. bid for Trans World Airways, Inc.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AMERICAN AIRLINES, INC.




Date:  April 23, 2001               BY: /s/ Thomas W. Horton
                                        ----------------------------------------
                                        Thomas W. Horton
                                        Senior Vice President - Finance and
                                        Planning and Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBITS
NUMBER            DESCRIPTION
--------          -----------
   12             Computation of ratio of earnings to fixed charges for the
                  three months ended March 31, 2001 and 2000.