Form 10-Q
period 2001-06-30
AMERICAN AIRLINES INC
filed 2001-08-13
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2001.


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


Common Stock, $1 par value - 1,000 shares as of August 1, 2001.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and six months ended June 30, 2001 and 2000

  Condensed Consolidated Balance Sheets -- June 30, 2001 and  December
  31, 2000

  Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2001 and 2000

  Notes  to  Condensed Consolidated Financial Statements -- June  30,
  2001

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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

                              Three Months Ended  Six Months Ended
                                  June 30,              June 30,
                               2001      2000       2001       2000
Revenues
Passenger - American Airlines $ 3,974   $ 4,191    $ 7,909    $ 7,965
          - TWA LLC               671         -        671         -
Cargo                             188       177        362        343
Other revenues                    315       242        584        504
Total operating revenues        5,148     4,610      9,526      8,812


Expenses
  Wages, salaries and benefits  2,008     1,570      3,640      3,084
  Aircraft fuel                   802       539      1,472      1,066
  Depreciation and amortization   316       261        594        517
  Other rentals and landing fees  298       237        534        453
  Maintenance, materials and
   repairs                        246       224        480        446
  Commissions to agents           244       256        456        498
  Food service                    217       197        398        379
  Aircraft rentals                218       140        358        280
  Asset impairment charge         586        -         586          -
  Other operating expenses        914       715      1,721      1,432
    Total operating expenses    5,849     4,139     10,239      8,155
Operating Income (Loss)          (701)      471       (713)       657

Other Income (Expense)
  Interest income                 22         34         44         64
  Interest expense               (93)       (69)      (169)      (139)
  Interest capitalized            35         33         74         69
  Related party interest - net   (11)         1        (22)         6
  Miscellaneous - net             36         54         30         48
                                 (11)        53        (43)        48
Earnings (Loss) Before
 Income Taxes                   (712)       524       (756)       705
Income tax provision (benefit)  (257)       200       (267)       276
Net Earnings (Loss)            $(455)    $  324     $ (489)     $ 429





The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                             June 30,      December 31,
                                               2001          2000
Assets
Current Assets
  Cash                                      $    261       $     86
  Short-term investments                       1,197          1,549
  Receivables, net                             1,624          1,242
  Inventories, net                               787            656
  Deferred income taxes                          674            675
  Other current assets                           436            186
    Total current assets                       4,979          4,394

Equipment and Property
  Flight equipment, net                       12,952         12,081
  Other equipment and property, net            1,807          1,607
  Purchase deposits for flight equipment       1,483          1,590
                                              16,242         15,278

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,624          1,252
  Other equipment and property, net               95             96
                                               1,719          1,348

Route acquisition costs and airport
 operating and gate lease rights, net          1,373          1,103
Other assets, net                              2,239          1,038
                                            $ 26,552       $ 23,161
Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                          $  1,419       $  1,178
  Accrued liabilities                          2,209          2,067
  Air traffic liability                        3,429          2,696
  Payable to affiliates, net                     796            511
  Current maturities of long-term debt           168            108
  Current obligations under capital leases       286            201
    Total current liabilities                  8,307          6,761

Long-term debt, less current maturities        3,923          2,601
Obligations  under  capital  leases,
 less current oblogations                      1,472          1,163
Deferred income taxes                          2,035          2,080
Postretirement benefits                        2,399          1,706
Other  liabilities,  deferred gains
 and deferred credits                          2,396          2,415

Stockholder's Equity
  Common stock                                     -            -
  Additional paid-in capital                   1,847          1,847
  Accumulated other comprehensive income          70             (2)
  Retained earnings                            4,103          4,590
                                               6,020          6,435
                                            $ 26,552       $ 23,161

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                            Six Months Ended June 30,
                                              2001          2000
Net Cash Provided by Operating Activities     $  732        $ 1,829

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment              (1,924)        (1,686)
  Acquisition of Trans World Airlines, Inc.     (742)             -
  Other investments and miscellaneous             (6)           (15)
  Net decrease (increase) in
   short-term investments                        352           (560)
  Proceeds from:
    Sale of equipment and property               204            132
    Sale of other investments                      -             94
Net cash used for investing activities        (2,116)        (2,035)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                            (159)           (137)
  Proceeds from issuance of long-term debt     1,433             102
  Funds transferred from affiliates, net         285             296
Net cash provided by financing activities      1,559             261

Net increase in cash                             175              55
Cash at beginning of period                       86              72

Cash at end of period                         $  261        $    127

















The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
  Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of both normal recurring accruals and the asset impairment charge discussed in footnote 8, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. (American or the Company) Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts have been reclassified to conform with the 2001 presentation.

2.Accumulated depreciation of owned equipment and property at June
  30,  2001  and December 31, 2000, was $8.2 billion and $7.8 billion,
  respectively.   Accumulated amortization of equipment  and  property
  under capital leases at June 30, 2001 and December 31, 2000, was $1.0 billion.

3.As discussed  in  the  notes to  the  consolidated  financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Miami International Airport
  Authority   is  currently  investigating  and  remediating   various
  environmental  conditions  at the Miami International  Airport  (the
  Airport)  and  funding  the remediation costs through  various  cost
  recovery   methods.    American  has  been  named   as   potentially
  responsible party (PRP) and contributor to the contamination. During the second quarter of 2001, the Airport filed a lawsuit against 17 defendants, including the Company, in an attempt to recover its past and future cleanup costs (Miami-Dade County,
  Florida  v.  Advance  Cargo Services, Inc., et  al.  in  the  Florida
  Circuit  Court).   In  addition to the 17 defendants  named  in  the
  lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. The Company's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other
  airport  and  non-airport  locations.   Management  believes,  after
  considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and,
  accordingly,  could  increase  or  decrease  as  these   assessments
  change.

4.As of June 30, 2001, the Company had commitments to acquire the following aircraft: 55 Boeing 737-800s, 19 Boeing 757-200s, 15 Boeing 767-300ERs and 12 Boeing 777-200ERs. Deliveries of all aircraft continue through 2004. Payments for all aircraft will approximate $1.2 billion during the remainder of 2001, $1.6 billion in 2002, $1.0 billion in 2003 and approximately $100 million in 2004.

5.During 2001, American entered into various debt agreements which are secured by aircraft. Effective interest rates on these agreements are fixed or variable (based on LIBOR plus a spread) and mature over various periods of time, ranging from 2013 to 2021. As of June 30, 2001, the Company had borrowed approximately $1.43 billion under these agreements.

6.In April 2001, the Board of Directors of American approved the guarantee by American of AMR's existing debt obligations. As such, as of June 30, 2001, American will unconditionally guarantee through the life of the related obligations approximately $700 million of unsecured debt, approximately $700 million of secured debt and approximately $1.6 billion of special facility revenue bonds issued by municipalities.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.On April 9, 2001, the Company purchased substantially all of the assets of Trans World Airlines, Inc. (TWA) for approximately $742 million in cash (subject to certain working capital adjustments) and assumed certain liabilities, including TWA's postretirement benefit other than pension liability. The $742 million includes the $625 million purchase price paid to TWA and various other acquisition costs, primarily the purchase of aircraft security deposits and prepaid rent. TWA was the eighth largest U.S. carrier, with a primary domestic hub in St. Louis. The Company funded the acquisition of TWA's assets with its existing cash and short-term investments. The acquisition of TWA was accounted for under the purchase method of accounting and, accordingly, the operating results of TWA since the
  date   of   acquisition  have  been  included  in  the  accompanying
  consolidated financial statements for the three and six-month periods ended June 30, 2001.

  The accompanying consolidated financial statements reflect the preliminary allocation of the purchase price, which was based on estimated fair values of the assets acquired and liabilities assumed, and is subject to adjustments when additional information concerning asset and liability valuations are finalized. The preliminary excess purchase price over the estimated fair values of the net assets acquired resulted in goodwill in excess of $800 million, which is being amortized on a straight-line basis over 40 years. However, effective January 1, 2002, the Company will discontinue the amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

  The following table provides unaudited pro forma consolidated results of operations, assuming the acquisition had occurred as of January 1, 2000 (in millions):
                                     Six Months Ended
                                         June 30,
                                      2001      2000

  Operating revenues                 $10,424    $10,640
  Net earnings (loss)                   (470)       478

  The unaudited pro forma consolidated results of operations have been prepared for comparative purposes only. These amounts are not indicative of the combined results which would have occurred had the transaction actually been consummated on the date indicated above and are not indicative of the consolidated results of operations which may occur in the future.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.In  conjunction  with  the  acquisition of  TWA  and  the  proposed transactions announced on January 10, 2001, coupled with a revision to the Company's fleet plan to accelerate the retirement dates of its Fokker 100 aircraft, the Company determined that the estimated future undiscounted cash flows expected to be generated by its
  Fokker 100 aircraft would be less than their carrying amount and therefore, these aircraft were impaired under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). As a result, during the second quarter of 2001, the Company recorded an asset impairment charge of approximately $586 million ($368 million after-tax) relating to the write-down of the carrying value of 71 Fokker 100 aircraft and related rotables to their estimated fair market values. Management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions. In addition, in determining the fair market value of these aircraft, the Company considered outside third party appraisals and recent transactions involving sales of similar aircraft. As a result of the writedown of these aircraft to fair market value, as well as the acceleration of their retirement dates and changes in salvage values, depreciation and amortization expense will decrease by approximately $18 million on an annualized basis.

9.During the second quarter of 2001, the Company changed the manner in which it measured ineffectiveness for its fuel option contracts. Effective June 1, 2001, the measurement is based on the change in the total value of the option relative to the change in the value of the fuel being hedged. In conjunction therewith, the Company reclassified the ineffective component of its fuel hedge agreements from other income (expense) to fuel expense on the accompanying consolidated statements of operations.

  For the three and six months ended June 30, 2001, the Company recognized net gains of approximately $11 million and $35 million, respectively, as a component of fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements. This compares to net gains recognized by the Company of approximately $105 million and $220 million, respectively, for the three and six months ended June 30, 2000. (The amounts for 2001 and 2000 are not comparable in that the 2001 amounts reflect the January 1, 2001 adoption of Statement of Financial Accounting Standards No. 133 (SFAS 133); the 2000 amounts do not.) The fair value of the Company's fuel hedging agreements at June 30, 2001, representing the amount the Company would receive to terminate the agreements, totaled $203 million.

10.The Company includes unrealized gains and losses on available-for-
  sale securities, changes in minimum pension liabilities and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting in comprehensive income (loss). For the three and six months ended June 30, 2001, comprehensive loss was $457 million and $417 million, respectively. The difference between net loss and comprehensive loss for the six months ended June 30, 2001 is due primarily to the cumulative effect of the adoption of SFAS 133 and
  the   on-going  fair  value  adjustments  of  derivative   financial
  instruments under SFAS 133, net of the reclassification into earnings of the Company's derivative financial instruments.

  As of June 30, 2001, the Company estimates during the next twelve months it will reclassify from accumulated other comprehensive income into earnings approximately $60 million (net of tax of $35 million) relating to its derivative financial instruments.

11.During   1999,   the   Company  entered  into  an   agreement   with
  priceline.com Incorporated (priceline) whereby ticket inventory provided by the Company may be sold through priceline's e-commerce
  system.   In  conjunction with this agreement, the Company  received warrants  to purchase approximately 5.5 million shares of  priceline
  common  stock.   In  the second quarter of 2000,  the  Company  sold
  these warrants for proceeds of approximately $94 million, and recorded a pre-tax gain of $57 million ($36 million after-tax), which is included in Miscellaneous - net on the consolidated statements of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2001 and 2000

Summary The Company recorded a net loss for the six months ended June 30, 2001 of $489 million. This compares with net earnings of $429 million for the same period in 2000. The Company's operating loss for the six months ended June 30, 2001 was $713 million, compared to
operating  income of $657 million for the same period  in  2000.   As
discussed in footnote 7 to the condensed consolidated financial statements, on April 9, 2001, the Company purchased substantially all of the assets and assumed certain liabilities of Trans World
Airlines, Inc. (TWA). Accordingly, the operating results of TWA since the date of acquisition have been included in the accompanying consolidated financial statements for the six month period ended June
30,  2001.   In  addition, AMR's 2001 results  include:  (i)  a  $368
million after-tax charge related to the writedown of the carrying value of its Fokker 100 aircraft and related rotables in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see footnote 8 to the condensed consolidated financial statements), and (ii) a $29 million after-tax gain from the settlement of a legal matter related to the Company's 1999 labor disruption. AMR's 2000 results include an approximate $36 million after-tax gain related to the sale of the Company's warrants
to   purchase   5.5  million  shares  of  priceline.com  Incorporated
(priceline) common stock.

The Company's revenues increased approximately $714 million, or 8.1 percent, during the first six months of 2001 versus the same period last year. However, excluding TWA's revenues for the period April 10, 2001 through June 30, 2001, the Company's revenues would have decreased by approximately $31 million versus the same period last year. The Company's 2001 results were impacted by a slowing U.S. economy, dampening the demand for business travel both domestically and internationally.

American's passenger revenues decreased by 0.7 percent, or $56 million. American's yield of 14.13 cents increased by 1.9 percent compared to the same period in 2000. Domestic yields increased 2.0 percent from the first six months of 2000. International yields increased 2.5 percent, reflecting an increase of 5.3 percent and 1.4 percent in Latin American and European yields, respectively, partially offset by a decrease of 7.3 percent in Pacific yields. Yields were up year-over-year largely due to fare increases enacted over the course of 2000, which more than offset the increase in fare sale activity during the second quarter of 2001.

American's traffic or revenue passenger miles (RPMs) decreased 2.6 percent to 56.0 billion miles for the six months ended June 30, 2001. American's capacity or available seat miles (ASMs) decreased 0.2 percent to 80.0 billion miles for the first six months of 2001. American's domestic traffic decreased 4.2 percent on a capacity decrease of 0.3 percent while international traffic increased 0.8 percent on capacity increases of 0.2 percent. International activity included a 12.4 percent increase in traffic to the Pacific on a capacity increase of 7.5 percent, a 0.7 percent decrease in traffic to Europe on a capacity increase of 2.8 percent, and a 0.4 percent decrease in traffic to Latin America on a capacity decrease of 3.3 percent. The slight decrease in overall capacity year-over-year was due primarily to the Company's More Room Throughout Coach program, which offset the addition of new aircraft.

TWA's passenger revenues were $671 million for the period April 10, 2001 through June 31, 2001. TWA's traffic was 5.7 billion RPMs while capacity was 8.0 billion ASMs.

Other revenues increased $80 million, or 15.9 percent, due primarily to the addition of TWA.

The   Company's  operating  expenses  increased  25.6   percent,   or
approximately $2.1 billion, and included approximately  $757  million related  to  TWA's operations for the period April 10,  2001  through
June  30, 2001.  American's cost per ASM increased by 9.2 percent  to
11.12  cents, excluding the impact of the second quarter  2001  asset
impairment  charge.   The increase in American's  cost  per  ASM  was
driven  partially  by a reduction in ASMs due to the  Company's  More
Room Throughout Coach program.  Adjusted for this program, American's cost  per  ASM  grew approximately 4.5 percent, excluding  the  asset
impairment  charge.   Wages,  salaries and  benefits  increased  18.0
percent,  or  $556 million, and included approximately  $286  million
related   to  the  addition  of  TWA.   The  remaining  increase   of
approximately $270 million related primarily to an increase in the average number of equivalent employees and contractual wage rate and
seniority   increases  that  are  built  into  the  Company's   labor
contracts.   During the six months ended June 30, 2001,  the  Company
recorded approximately $200 million in additional wages, salaries and
benefits  related to the Company's tentative labor  contracts.   This
was mostly offset by a $177 million decrease in the provision for profit-sharing as compared to the corresponding period in the prior year. Aircraft fuel expense increased 38.1 percent, or $406 million, and  included approximately $121 million related to the  addition  of
TWA. The increase in aircraft fuel expense was due to a 23.6 percent increase in the Company's average price per gallon and an 11.8 percent increase in the Company's fuel consumption, including TWA. Depreciation and amortization expense increased 14.9 percent, or $77 million, due primarily to the addition of new aircraft and an increase of approximately $25 million related to TWA. Other rentals and  landing  fees increased $81 million, or 17.9 percent,  primarily due to the addition of TWA. Commissions to agents decreased 8.4 percent, or $42 million, and included approximately $31 million related to TWA. Despite an increase of approximately 7.7 percent in combined passenger revenues - including TWA - the Company continued
to  benefit from commission structure changes implemented in 2000 and
a   decrease   in  the  percentage  of  commissionable  transactions.
Aircraft rentals increased $78 million, or 27.9 percent, due  to  the
addition  of  TWA  aircraft.   The asset impairment  charge  of  $586
million relates to the writedown of the carrying value of the Company's Fokker 100 aircraft and related rotables (see footnote 8 to the condensed consolidated financial statements). Other operating expense increased 20.2 percent, or $289 million, and included approximately $131 million related to TWA. The remaining increase is due primarily to increases in data processing, outsourced services, travel and incidental, and external contract maintenance costs.

Interest income decreased $20 million, or 31.3 percent, due primarily to the Company's lower investment balances. Interest expense increased $30 million, or 21.6 percent, resulting primarily from an increase in long-term debt. Related party interest - net increased approximately $28 million due to affiliate intercompany payable balances with American. Miscellaneous-net decreased approximately $18 million, or 37.5 percent, reflecting the $57 million gain on sale of the Company's warrants to purchase 5.5 million shares of priceline common stock in the second quarter of 2000 versus a $45 million gain during the second quarter of 2001 from the settlement of a legal matter related to the Company's 1999 labor disruption.

AIRCRAFT INFORMATION

As of June 30, 2001, the Company had commitments to acquire the following aircraft: 55 Boeing 737-800s, 19 Boeing 757-200s, 15 Boeing 767-300ERs and 12 Boeing 777-200ERs. Deliveries of all aircraft continue through 2004. Payments for all aircraft will approximate $1.2 billion during the remainder of 2001, $1.6 billion in 2002, $1.0 billion in 2003 and approximately $100 million in 2004. The Company expects to fund its remaining 2001 capital expenditures from the Company's existing cash and short-term investments, internally generated cash and new financing depending upon market conditions and the Company's evolving view of its long-term needs.

OTHER INFORMATION

The Company announced in January 2001 that it had agreed to acquire or lease from United Airlines, Inc. (United) certain key strategic assets (slots, gates and aircraft) of US Airways Group, Inc. (US Airways) and to jointly operate the northeast Shuttle (New York/Washington/Boston) with United upon the consummation of the previously announced merger between United and US Airways. In addition, American announced that it had agreed to acquire a 49 percent stake in, and to enter into an exclusive marketing agreement with, D.C. Air, LLC (D.C. Air).

  On July 27, 2001, United and US Airways announced that they had agreed to terminate the merger agreement between them. Upon termination of that merger agreement, the agreement between American and United automatically terminated. In addition, as the transactions between American and D.C. Air were contingent upon the closing of the United-US Airways merger, the transactions between American and D.C. Air discussed above will not be consummated.

NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and includes criteria for the recognition of intangible assets separately from goodwill. SFAS 142 includes the requirement to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company will adopt SFAS 142 in the first quarter of 2002, and currently estimates discontinuing the amortization of approximately $59 million on an annualized basis. The Company is currently evaluating what additional impact these new accounting standards may have on the Company's financial position or results of operations.

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

   Based on projected fuel usage for the next twelve months, including the Company's estimated fuel consumption for TWA, a hypothetical 10 percent increase in the June 30, 2001 cost per gallon of fuel would result in an increase in the Company's aircraft fuel expense of approximately $200 million for the next twelve months, net of fuel hedge instruments outstanding at June 30, 2001. The change in market risk from December 31, 2000 is due primarily to the additional fuel consumption of TWA, partially offset by a decrease in fuel prices. As of June 30, 2001, the Company, including the estimated fuel consumption of TWA, has hedged approximately 43 percent of its remaining 2001 fuel requirements, 28 percent of its 2002 fuel requirements, and 16 percent of its 2003 fuel requirements.

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

   On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas. The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. On April 27, 2001, the U.S. District Court for the District of Kansas granted American's motion for summary judgment. On June 26, 2001, the U.S. Department of Justice appealed the granting of American's motion for summary judgment. The government has requested that the 10th Circuit Court of Appeals set the following briefing schedule: the government's brief to be filed on September 28, 2001; American's response to be filed November 20, 2001; and the government's reply to be filed on December 11, 2001. American did not oppose the government's request. No date has been set for oral argument. American intends to defend the lawsuit vigorously.

   Between May 14, 1999 and June 7, 1999, seven class action lawsuits were filed against AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in the United States District Court in Wichita, Kansas seeking treble damages under federal and state antitrust laws, as well as injunctive relief and attorneys' fees (King v. AMR Corp., et al.; Smith v. AMR Corp., et al.; Team Electric
v. AMR Corp., et al.; Warren v. AMR Corp., et al.; Whittier v. AMR Corp., et al.; Wright v. AMR Corp., et al.; and Youngdahl v. AMR
Corp., et al.). Collectively, these lawsuits allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. Two of the suits (Smith and Wright) also allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by offering discounted fares to corporate purchasers, by offering a frequent flyer program, by imposing certain conditions on the use and availability of certain fares, and by offering override commissions to travel agents. The suits propose to certify several classes of consumers, the broadest of which is all persons who purchased tickets for air travel on American into or out of DFW since 1995 to the present. On November 10, 1999, the District Court stayed all of these actions pending developments in the case brought by the Department of Justice. As a result, to date no class has been certified. American intends to defend these lawsuits vigorously.

   In  June 2001, the named plaintiff in a class action lawsuit, Hall
v. United Airlines, et al., No. 7:00 CV 123-BR(1), sought leave to file an amended complaint that would substantially increase the size and scope of the pending litigation. The Hall case was originally filed in the United States District Court for the Eastern District of North Carolina against American and other airlines, and alleged that during 1999, American and the other defendant airlines conspired to reduce commissions paid to U.S.-based travel agents in violation of
Section 1 of the Sherman Act. The proposed amended complaint seeks to add additional named plaintiffs and defendants, and to add allegations that American and other airlines also conspired to reduce commission rates from 10 percent to 8 percent in September 1997 and to cap commissions for international travel at $50 each way in October 1998. Plaintiff's motion for leave to amend is pending, and no class has yet been certified. American is vigorously defending the lawsuit.

  The    Miami    International   Airport   Authority   is   currently
investigating and remediating various environmental conditions at the Miami International Airport (the Airport) and funding the remediation costs through various cost recovery methods. American Airlines, Inc. and AMR Eagle have been named as potentially responsible parties
(PRPs)  and  contributors  to the contamination.   During  the  second
quarter of 2001, the Airport filed a lawsuit against 17 defendants, including American Airlines, Inc., in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and
companies   were   also  named  as  PRPs  and  contributors   to   the
contamination. American and AMR Eagle's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. American is vigorously defending the lawsuit.


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12    Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2001 and 2000.

Form 8-Ks filed under Item 5 - Other Events

   On April 11, 2001, American Airlines, Inc. filed a report on Form 8-K relative to a press release issued to announce the completion of American Airlines, Inc. acquisition of Trans World Airways, Inc.

   On April 12, 2001, American Airlines, Inc. filed a report on Form 8-K relative to a press release issued by AMR to report all debt obligations of AMR and American Airlines, Inc. remain investment grade.

   On April 19, 2001, American Airlines, Inc. filed a report on Form 8-K relative to a press release issued by AMR to report AMR's first quarter 2001 earnings.

   On April 24, 2001, American Airlines, Inc. filed a report on Form 8-K to report that based upon preliminary information received from
Trans   World  Airways,  Inc.,  the  Company  does  not  believe   the
acquisition of Trans World Airways, Inc. represents a significant acquisition as defined in Regulation S-X.

   On April 30, 2001, American Airlines, Inc. filed a report on Form 8-K relative to two press releases issued to announce: (i) American Airlines, Inc. was granted its motion for summary judgment in the U.S. Government's 1999 civil lawsuit alleging predatory pricing by American Airlines, Inc., and (ii) American Airlines, Inc. has reached an agreement with the Allied Pilots Association (APA) on a settlement to the outstanding $45.5 million contempt damage award levied against the APA.

   On May 10, 2001, American Airlines, Inc. filed a report on Form 8-K relative to a press release issued to report that American Airlines, Inc. has placed an order for 15 new GE-powered Boeing 767-300ER widebody aircraft.

   On May 11, 2001, American Airlines, Inc. filed a report on Form 8-K to provide information discussed at the May 10, 2001 security analyst meeting hosted by AMR to discuss the expected impact to AMR of the acquisition of Trans World Airlines, Inc.

   On May 24, 2001, American Airlines, Inc. filed a report on Form 8-K relative to a press release issued to announce that American Airlines, Inc. would accept binding arbitration proffered by the National Medication Board to settle contract negotiations with the Association of Professional Flight Attendants.

   On May 31, 2001, American Airlines, Inc. filed a report on Form 8-K relative to a press release issued in response to the Association of Professional Flight Attendants' (APFA) rejection of the National Mediation Board's proffer of binding arbitration to resolve the remaining contract issues of the APFA.

   On June 18, 2001, American Airlines, Inc. filed a report on Form 8-K relative to a press release issued to announce: (i) a reduction in American Airlines, Inc. capacity resulting from a sluggish U.S.
economy, (ii) AMR expects its second quarter loss to exceed $100 million, and (iii) AMR will take an after-tax charge of approximately $425 million in the second quarter 2001 to write down certain aircraft.

   On June 26, 2001, American Airlines, Inc. filed a report on Form 8-K relative to a press release issued in response to the White House announcement of the appointment of a Presidential Emergency Board to
intervene   in   American's  negotiations  with  the  Association   of
Professional Flight Attendants if a negotiated settlement has not been reached by 12:01a.m. EDT on July 1, 2001.

Form 8-Ks furnished under Item 9 - Regulation FD Disclosure

   On May 4, 2001, American Airlines, Inc. filed a report on Form 8-K to announce AMR will host a security analyst meeting on May 10, 2001 to discuss the Trans World Airlines, Inc. acquisition and provide updated information on how the Trans World Airlines, Inc. transaction is expected to impact AMR.

   On May 23, 2001, American Airlines, Inc. filed a report on Form 8-K relative to certain data regarding its unit costs, capacity, traffic and fuel, and a monthly update.

   On May 31, 2001, American Airlines, Inc. filed a report on Form 8-K to announce that AMR's Chairman and CEO Don Carty will be speaking at Merrill Lynch's Eighth Annual Global Transportation Leaders Conference on June 4, 2001.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  August 13, 2001         BY: /s/  Thomas W. Horton
                               Thomas W. Horton
                               Senior  Vice  President - Finance  and
                               Planning and Chief Financial Officer

                                                            Exhibit 12
                        AMERICAN AIRLINES, INC.
           Computation of Ratio of Earnings to Fixed Charges
                             (in millions)

                                       Three Months         Six Months
                                      Ended June 30,      Ended June 30,
                                       2001     2000      2001     2000
 Earnings:
Earnings (loss) before income taxes    $(712)  $524      $(756)    $705

 Add:  Total fixed charges
       (per below)                       381    270        668      534

 Less:  Interest capitalized              35     33         74       69
    Total earnings (loss)              $(366)  $761      $(162)  $1,170

 Fixed charges:
 Interest, including interest
  capitalized                           $103   $ 69       $ 190  $   139

Portion of rental expense
 representative of the
 interest factor                         277    201         476      394

 Amortization of debt expense              1     -            2        1
    Total fixed charges                 $381   $270        $668     $534

 Ratio of earnings to fixed charges       -    2.82           -     2.19

 Coverage deficiency                    $747     -         $830        -

Note:    In  April  2001, the Board of Directors of American  approved the guarantee by American of AMR's existing debt obligations. As such, as of June 30, 2001, American will unconditionally guarantee through the life of the related obligations approximately $700 million of unsecured debt and approximately $700 million of secured debt. The impact of these unconditional guarantees is not included in the above computation.