Form 10-Q
period 2001-09-30
AMERICAN AIRLINES INC
filed 2001-10-25
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2001.


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


Common Stock, $1 par value - 1,000 shares as of October 19,
2001.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and nine months ended September 30, 2001 and 2000

  Condensed Consolidated Balance Sheets -- September 30, 2001 and December 31, 2000

  Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2001 and 2000

  Notes  to  Condensed Consolidated Financial Statements --  September
  30, 2001

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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                   2001        2000         2001       2000
Revenues
 Passenger - American Airlines  $3,440     $4,390        $ 11,349     $ 12,355
           - TWA LLC               591          -           1,262            -
 Cargo                             157        182             519          525
 Other revenues                    266        261             850          765
      Total operating revenues   4,454      4,833          13,980       13,645


Expenses
  Wages, salaries and benefits   2,012      1,617           5,652        4,701
  Aircraft fuel                    739        616           2,211        1,682
  Depreciation and amortization    330        273             924          790
  Other rentals and landing fees   301        231             835          684
  Maintenance, materials and
   repairs                         286        228             766          674
  Commissions to agents            195        249             651          747
  Food service                     207        202             605          581
  Aircraft rentals                 223        140             581          420
  Other operating expenses         882        760           2,603        2,192
  Special charges                  531          -           1,117            -
  U.S. Government grant           (780)         -            (780)           -
    Total operating expenses     4,926      4,316          15,165       12,471
Operating Income (Loss)           (472)       517          (1,185)       1,174

Other Income (Expense)
  Interest income                   16         40              60          104
  Interest expense                 (84)       (71)           (253)        (210)
  Interest capitalized              35         35             109          104
  Related party interest - net     (11)         2             (33)           8
  Miscellaneous - net               (9)        (8)             21           40
                                   (53)        (2)            (96)          46
Earnings (Loss) Before
Income Taxes                      (525)       515          (1,281)       1,220
Income tax provision (benefit)    (187)       199            (454)         475
Net Earnings (Loss)              $(338)     $ 316         $  (827)    $    745







The accompanying notes are an integral part of these financial statements.
                                        -1-

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                           September 30,    December 31,
                                                2001            2000
Assets
Current Assets
  Cash                                      $     66         $    86
  Short-term investments                       2,256           1,549
  Receivables, net                             1,782           1,242
  Receivable from affiliates, net                723               -
  Inventories, net                               776             656
  Deferred income taxes                          672             675
  Other current assets                           345             186
    Total current assets                       6,620           4,394

Equipment and Property
  Flight equipment, net                       12,849          12,081
  Other equipment and property, net            1,885           1,607
  Purchase deposits for flight equipment       1,424           1,590
                                              16,158          15,278

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,574           1,252
  Other equipment and property, net               96              96
                                               1,670           1,348

Route acquisition costs and airport
operating and gate lease rights, net           1,313           1,103
Other assets, net                              4,390           1,038
                                            $ 30,151         $23,161
Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                          $  1,540         $ 1,178
  Accrued liabilities                          2,468           2,067
  Air traffic liability                        3,095           2,696
  Payable to affiliates, net                       -             511
  Current maturities of long-term debt           373             108
  Current obligations under capital leases       241             201
    Total current liabilities                  7,717           6,761

Long-term debt, less current maturities        4,790           2,601
Obligations  under  capital  leases,
 less current obligations                      1,470           1,163
Deferred income taxes                          1,911           2,080
Postretirement benefits                        2,417           1,706
Other  liabilities,  deferred  gains
 and deferred credits                          4,762           2,415


Stockholder's Equity
  Common stock                                     -               -
  Additional paid-in capital                   3,347           1,847
  Accumulated other comprehensive income         (26)             (2)
  Retained earnings                            3,763           4,590
                                               7,084           6,435
                                            $ 30,151        $ 23,161

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                   Nine Months Ended
                                                     September 30,
                                                 2001            2000
Net Cash Provided by Operating Activities        $1,132          $2,681

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                 (2,728)         (2,485)
  Acquisition of Trans World Airlines, Inc.        (742)              -
  Net increase in short-term investments           (707)           (453)
  Proceeds from:
    Sale of equipment and property                  308             206
    Sale of other investments                        26              94
  Other investments and miscellaneous                18             (15)
       Net cash used for investing activities    (3,825)         (2,653)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                               (249)           (176)
  Proceeds from:
    Issuance of long-term debt                    2,515             102
    Sale-leaseback transactions                     141               -
  Funds transferred from affiliates, net            266             142
       Net cash provided by financing activities  2,673              68

Net increase (decrease) in cash                     (20)             96
Cash at beginning of period                          86              72

Cash at end of period                            $   66          $  168

Activities Not Affecting Cash:
Capital contribution from Parent to American     $1,500          $    -


















The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The  accompanying  unaudited  condensed  consolidated  financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of
  Regulation  S-X.   Accordingly, they  do  not  include  all  of  the
  information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all known adjustments, consisting of normal recurring accruals, the impact of the September 11, 2001 terrorist attacks referred to below, and asset impairment and other charges necessary to present fairly the financial position, results of operations and cash flows for the periods indicated.
  Results of operations for the periods presented herein are not indicative of results of operations for the entire year (see discussion of the impact of the September 11, 2001 terrorist attacks in footnote 2 below). The balance sheet at December 31, 2000 has been
  derived  from  the audited financial statements at that  date.   For
  further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. (American or the Company) Annual Report on Form 10-K for the year ended December 31, 2000. Certain amounts have been reclassified to conform with the 2001 presentation.

  Among the effects experienced by the Company from the September 11, 2001 terrorist attacks have been significant flight disruption costs caused by the Federal Aviation Administration's (FAA) imposed grounding of the U.S. airline industry's fleet, significantly increased security and other costs, significantly higher ticket refunds, significantly reduced load factors, and significantly reduced yields. Further terrorist attacks using commercial aircraft in flight could result in another grounding of the Company's fleet, and would likely result in additional reductions in load factor and yields, along with increased ticket refund, security and other costs. In addition, terrorist attacks not involving commercial aircraft, or the general increase in hostilities relating to reprisals against terrorist organizations or otherwise, could result in decreased load factors and yields for airlines, including the Company, and increased costs.

  The Company will continue to evaluate whether any additional provisions and/or revisions to the charges recorded as of September 30, 2001 (see footnote 2 below) are required during the fourth quarter of 2001. However, the impact of the September 11, 2001 terrorist attacks on the Company's financial condition and the sufficiency of its financial resources to absorb that impact will depend on a number of factors. For a discussion of these factors, see Management Discussion and Analysis of Financial Condition and Results of Operations - Other Information.

2.On  September 11, 2001, two American aircraft were hijacked  and destroyed in terrorist attacks on The World Trade Center in New York City and the Pentagon in northern Virginia. On the same day, two United Air Lines aircraft were also hijacked and used in terrorist attacks. In addition to the loss of all passengers and crew on board the aircraft, these attacks resulted in untold deaths and injuries to persons on the ground and massive property damage. In response to those terrorist attacks, the FAA issued a federal ground stop order on September 11, 2001, prohibiting all flights to, from, and within the
  United  States.   Airports did not reopen until September  13,  2001
  (except for Washington Reagan National Airport, which was partially reopened on October 4, 2001). The Company was able to operate only a
  portion of its scheduled flights for several days thereafter.   When
  flights were permitted to resume, passenger traffic and yields on the Company's flights were significantly lower than prior to the attacks. As a result, the Company announced that it would reduce its operating schedule to approximately 80 percent of the schedule it flew prior to September 11, 2001. In addition, the Company also announced that, as a result of its schedule reduction and the sharp fall off in passenger
  traffic,  it  would eliminate at least 18,000 jobs.   The  Company's
  future schedule will vary as the Company reacts to continuing changes in demand and yields, as well as normal factors such as seasonality and fleet composition.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Act), which for all U.S. airlines and air cargo carriers (collectively, air carriers), provides for, among other things: (i) $5 billion in compensation for direct losses (including lost revenues) incurred as a result of the federal ground stop order and for incremental losses incurred through December 31, 2001 as a direct result of the attacks; (ii) subject to certain conditions, the availability of up to $10 billion in federal government guarantees of certain loans made to air carriers for which credit is not reasonably available as determined by a newly established Air Transportation Stabilization Board; (iii) the authority of the Secretary of Transportation to reimburse air carriers (which authority expires 180 days after the enactment of the Act) for the increase in the cost of insurance, for coverage ending before October 1, 2002, over the premium in effect for the period September 4, 2001 to September 10, 2001; (iv) at the discretion of the Secretary of Transportation, a $100 million limit on the liability of any air carrier to third parties with respect to acts of terrorism committed on or to such air carrier during the 180-day period following the enactment of the Act; (v) the extension of the due date  for  the payment by air carriers of certain excise taxes;  and
  (vi) compensation to individual claimants who were physically injured or killed as a result of the terrorist attacks of September 11, 2001. In addition, the Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the terrorist-related events of September 11, 2001 against any air carrier shall not exceed the liability coverage maintained by the air carrier.

  The Company estimates that its liability from claims arising from the events of September 11, 2001 is approximately $2.3 billion, after considering the liability protections provided for by the
  Act. The Company expects to recover the $2.3 billion from its insurance carriers as claims are settled. The insurance receivable and liability are classified as Other assets, net and Other liabilities, deferred gains and deferred credits on the accompanying condensed consolidated balance sheets, respectively. The Company may revise these estimates as additional information becomes available concerning the expected claims.

  As a result of the September 11, 2001 events, aviation insurers have significantly reduced the maximum amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. As detailed above, the Act mitigated the immediate effects of changes in the aviation insurance market. In addition, and pursuant to the Act, the Government has issued war risk coverage to U.S. air carriers for renewable 30-day periods.

  Under the Act, each air carrier is entitled to receive the lesser of (i) its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or (ii) its available seat mile allocation of the $5 billion compensation available under the Act.
  The Company has received a total of $437 million from the U.S. Government under the Act. The Company expects to receive additional payments in the fourth quarter of 2001 aggregating approximately $437 million. As of September 30, 2001, the Company recognized approximately $780 million as compensation under the Act, which is included in U.S. Government grant on the accompanying consolidated statements of operations, and is based upon direct and incremental losses for the period September 11, 2001 through September 30, 2001, including special charges and lost revenue.

  Special charges for the three months ended September 30, 2001 includes the following (in millions):

   Provision  for aircraft impairments and groundings   $  398
   Facility exit costs                                      60
   Employee charges                                         53
   Other                                                    20
                                                        $  531

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Provision for aircraft impairments and groundings

  Following the events of September 11, 2001 and decisions by other carriers to ground their Fokker 100 fleets, the Company determined that the estimated fair market value of its Fokker 100 aircraft had further declined in value, on an other than temporary basis, as compared to the estimated fair market values used to write-down the carrying value of these aircraft during the second quarter of 2001 (see discussion below). Therefore, during the third quarter of 2001, the Company recorded an additional charge of approximately $325 million reflecting the diminution in the estimated fair market value of these aircraft and related rotables.

  Earlier this year, the Company determined that the estimated future undiscounted cash flows expected to be generated by its Fokker 100 aircraft would be less than their carrying amount and therefore, these aircraft were impaired under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). As a result, during the second quarter of 2001, the Company recorded an asset impairment charge of approximately $586 million relating to the write-down of the carrying value of 71 Fokker 100 aircraft and related rotables to their estimated fair market values. Management estimated or determined the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions. In determining the fair market value of these aircraft, the Company considered outside third party appraisals and recent transactions involving sales of similar aircraft.

  As a result of the writedown of these aircraft to fair market value, as well as the acceleration of the retirement dates and changes in salvage values, depreciation and amortization expense will decrease by approximately $55 million on an annualized basis.

  The Company also announced it would accelerate the retirement of its remaining 50 owned Boeing 727-200 aircraft (previously scheduled to be retired by January 2003) to early 2002, ground all McDonnell Douglas DC-9 (DC9) aircraft by the end of October 2001, and immediately ground eight McDonnell Douglas MD-80 (MD80) aircraft. In conjunction therewith, the Company recorded a charge of approximately $73 million related primarily to future lease commitments on the DC9 and MD80 operating leased aircraft past the dates they will be removed from service, lease return and storage costs, and the write-down of one owned MD80 aircraft to its estimated fair market value. Cash outlays are estimated to be approximately $64 million and will occur over the remaining lease terms, which extend through 2010.

  The Company will continue to evaluate its current operating schedule to determine if additional revisions to its fleet plan are warranted, which will be primarily dependent on passenger demand and yield in the upcoming months. In addition, the events of
  September 11, 2001 and the resulting significant decline in passenger traffic and yields require the Company to assess its long-lived assets for impairment, including aircraft fleets, route acquisition costs, airport operating and gate lease rights, and goodwill. However, the Company is currently not able to make a reasonable estimate of future cash flows derived from these long-lived assets for the purposes of assessing whether such assets are impaired because of the lack of predictability of future traffic, business mix and yields. The Company will perform impairment reviews once this information becomes more predictable and future operating cash flows therefore become reasonably estimable. This may occur in the fourth quarter of 2001 or during 2002. The size of any resulting charge is not presently known, but could be significant.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Facility exit costs

  Also in response to the September 11, 2001 terrorist attacks, the Company announced that it would discontinue service at Dallas Love Field and discontinue or reduce service on several of its international routes. In addition, the Company announced it would close six Admiral's Clubs, five airport Platinum Service Centers and approximately 105 off-airport Travel Centers in 37 cities, all effective September 28, 2001. As a result of these announcements, the Company recorded a $60 million charge related to the write-off of leasehold improvements, fixed assets and future lease commitments. Cash outlays are estimated to be approximately $19 million and will occur over the remaining lease terms, which extend through 2017.

  Employee charges

  On September 19, 2001, the Company announced that it would be forced to reduce its workforce by at least 18,000 jobs across all work groups (pilots, flight attendants, mechanics, fleet service clerks, agents, management and support staff personnel). The reduction in workforce, which the Company expects to accomplish through various measures, including leave of absences, job sharing, elimination of open positions, furloughs in accordance with collective bargaining agreements, and permanent layoffs, resulted from the September 11, 2001 terrorist attacks and the Company's subsequent reduction of its operating schedule by approximately 20 percent due to a sharp reduction in passenger traffic. The Company recorded an employee charge of approximately $53 million for termination benefits provided to the employees impacted. Cash outlays for the employee charges are expected to occur substantially during the remainder of 2001 and will approximate the amount of the charge recorded.

3.Accumulated  depreciation  of owned equipment  and  property  at
  September 30, 2001 and December 31, 2000, was $8.4 billion and $7.8 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 2001 and December 31, 2000, was $1.0 billion.

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

5.As of September 30, 2001, the Company had commitments to acquire the following aircraft: 49 Boeing 737-800s, 15 Boeing 767-300ERs, 15 Boeing 757-200s, and 10 Boeing 777-200ERs. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $500 million during the remainder of 2001, $500 million in 2002, $200 million in 2003 and approximately $2.1 billion in 2004 and beyond. These cash flows reflect a tentative agreement the Company has with Boeing to defer 29 of its 45 2002 deliveries to 2004 and beyond. As the Company and Boeing are still negotiating the final terms of the tentative agreement, the above aircraft commitment and cash flow amounts could change.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.During the first nine months of 2001, American entered into various debt agreements secured by aircraft having a net book value of approximately $1.4 billion. Effective interest rates on these agreements are fixed or variable (based on LIBOR plus a spread), ranging up to 7.4 percent, and mature over various periods of time, ranging from 2013 to 2021. During the nine months ended September 30, 2001, the Company had borrowed approximately $1.4 billion under these agreements.

  American has $1 billion in credit facility agreements that expire December 15, 2005, subject to certain conditions. In September 2001, American borrowed approximately $819 million under the credit facility agreements which bears interest at 3.94 percent.

  During the third quarter of 2001, American entered into an advance payment facility which expires in 2004. Interest is variable based upon one month LIBOR plus a spread. As of September 30, 2001, the Company had borrowed approximately $200 million under this advance payment facility. These borrowings bear interest ranging from 3 to 4 percent.

  In April 2001, the Board of Directors of American approved the guarantee by American of AMR's existing debt obligations. As of September 30, 2001, American unconditionally guaranteed through the life of the related obligations approximately $695 million of unsecured debt, approximately $700 million of secured debt and approximately $1.6 billion of special facility revenue bonds issued by municipalities.

  Subsequent to September 30, 2001 and through October 24, 2001, the Company had issued approximately $1.3 billion of enhanced equipment trust certificates, with $740 million received at closing and the remainder to be received as certain aircraft are delivered, with interest rates ranging from 6.978 to 8.608 percent and maturing in 2011. These borrowings are secured by aircraft.

7.In  September  2001,  the Board of Directors  of  AMR  approved  the capital contribution of $1.5 billion from AMR to American. This capital contribution was recorded as an addition to American's stockholder's equity.

8.On April 9, 2001, the Company purchased substantially all of the assets of Trans World Airlines, Inc. (TWA) for approximately $742 million in cash (subject to certain working capital adjustments) and assumed certain liabilities, including TWA's postretirement benefit other than pension liability. The $742 million includes the $625 million purchase price paid to TWA and various other acquisition costs, primarily the purchase of aircraft security deposits and prepaid rent. TWA was the eighth largest U.S. carrier, with a primary domestic hub in St. Louis. The Company funded the acquisition of TWA's assets with its existing cash and short-term investments. The acquisition of TWA was accounted for under the purchase method of accounting and, accordingly, the operating results of TWA since the
  date   of   acquisition  have  been  included  in  the  accompanying
  consolidated financial statements for the three and nine-month periods ended September 30, 2001.

  The accompanying consolidated financial statements reflect the preliminary allocation of the purchase price, which was based on estimated fair values of the assets acquired and liabilities assumed, and is subject to adjustments when additional information concerning asset and liability valuations are finalized. The preliminary excess purchase price over the estimated fair values of the net assets acquired resulted in goodwill in excess of $900 million, which is being amortized on a straight-line basis over 40 years, and brought the Company's total goodwill to approximately $1.2 billion as of September 30, 2001. However, effective January 1, 2002, the Company will discontinue the amortization of goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  The following table provides unaudited pro forma consolidated results of operations, assuming the acquisition had occurred as of January 1, 2000 (in millions):
                                     Nine Months Ended
                                       September 30,
                                      2001      2000

  Operating revenues                 $14,878    $16,490
  Net earnings (loss)                   (814)       822

  The unaudited pro forma consolidated results of operations have been prepared for comparative purposes only. These amounts are not indicative of the combined results which would have occurred had the transaction actually been consummated on the date indicated above and are not indicative of the consolidated results of operations which may occur in the future.

  In addition, the Company acquired certain aircraft lease obligations, primarily operating lease agreements, in connection with the acquisition of TWA. The future minimum lease payments required under these operating leases are as follows (in millions):

   Year Ending December 31,
   2002                                         $  373
   2003                                            271
   2004                                            200
   2005                                            174
   2006 and subsequent                           1,229
                                                $2,247

9.For  the three and nine months ended September 30, 2001, the Company recognized net gains of approximately $14 million and $49 million, respectively, as a component of fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements. This compares to net gains recognized by the Company of approximately $151 million and $371 million, respectively, for the three and nine months ended September 30, 2000. (The amounts for 2001 and 2000 are not comparable in that the 2001 amounts reflect the January 1, 2001 adoption of Statement of Financial Accounting Standards No. 133 (SFAS 133); the 2000 amounts do not.) The fair value of the Company's fuel hedging agreements at September 30, 2001, representing the amount the Company would receive to terminate the agreements, totaled $93 million.

10.The Company includes unrealized gains and losses on available-
  for-sale securities, changes in minimum pension liabilities and changes in the fair value of certain derivative financial instruments which qualify for hedge accounting in comprehensive income (loss). For the three and nine months ended September 30,
  2001, comprehensive loss was $434 million and $852 million, respectively. The difference between net loss and comprehensive loss for the three and nine months ended September 30, 2001 is due primarily to the cumulative effect of the adoption of SFAS 133 and the on-going fair value adjustments of derivative financial instruments under SFAS 133, net of the reclassification into earnings of the Company's derivative financial instruments. The difference between net income and comprehensive income for the three and nine months ended September 30, 2000 was not material.

11.During  1999,  the  Company entered into  an  agreement  with
  priceline.com Incorporated (priceline) whereby ticket inventory provided by the Company may be sold through priceline's e-commerce system. In conjunction with this agreement, the Company received warrants to purchase approximately 5.5 million shares of priceline common stock. In the second quarter of 2000, the Company sold these warrants for proceeds of approximately $94 million, and recorded a pre-tax gain of $57 million, which is included in Miscellaneous - net on the consolidated statements of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2001 and 2000

Summary American's net loss for the nine months ended September 30, 2001 was $827 million, compared with net earnings of $745 million for the same period in 2000. American's operating loss for the nine months ended September 30, 2001 was $1.2 billion, compared to operating income of $1.2 billion for the same period in 2000. On September 11, 2001, two of American's aircraft were hijacked and destroyed in terrorist attacks on The World Trade Center in New York City and the Pentagon in northern Virginia. On the same day, two United Air Lines aircraft were also hijacked and used in terrorist attacks. In response to the terrorist attacks, the Federal Aviation Administration issued a federal ground stop order on September 11, 2001, prohibiting all flights to, from, and within the United States. Airports did not reopen until September 13, 2001 (except for Washington Reagan National Airport, which was partially reopened on October 4, 2001). The Company was able to operate only a portion of its scheduled flights for several days thereafter. When flights were permitted to resume, passenger traffic and yields on the Company's flights were significantly lower than prior to the attacks. As a result, the Company announced that it would reduce its operating schedule to approximately 80 percent of the schedule it flew prior to September 11, 2001. For additional information related to the September 11, 2001 events, see footnote 2 to the condensed consolidated financial statements. In addition, as discussed in footnote 8 to the condensed consolidated financial statements, on April 9, 2001, the Company purchased substantially all of the assets and assumed certain liabilities of TWA. Accordingly, the operating results of TWA since the date of acquisition have been included in the accompanying consolidated financial statements for the nine month period ended September 30, 2001. The Company's third quarter 2000 results include the effect of a labor disruption at one of the Company's major competitors which positively impacted the Company's net earnings.

The Company's revenues increased approximately $335 million, or 2.5 percent, during the first nine months of 2001 versus the same period last year. However, excluding TWA's revenues for the period April 10, 2001 through September 30, 2001, the Company's revenues would have decreased approximately $1.1 billion versus the same period last year. The Company's 2001 revenues, yield, revenue passenger miles and available seat miles were severely impacted by the September 11, 2001 terrorist attacks, the reduced operating schedule, a worsening of the U.S. economy that had already been dampening the demand for travel both domestically and internationally prior to the September 11, 2001 events, business travel restrictions imposed by numerous companies as a result of the September 11, 2001 attacks, and increased fare sale activity occurring subsequent to the September 11 attacks to encourage passengers to resume flying. The Company estimates the September 11, 2001 terrorist attacks to have negatively impacted the Company's revenues by approximately $550 million to $650 million.

American's passenger revenues decreased by 8.1 percent, or $1 billion. American's yield of 13.49 cents decreased by 2.7 percent compared to the same period in 2000. Domestic yields decreased 3.9 percent from the first nine months of 2000. International yields increased 0.2 percent, reflecting an increase of 4.1 percent in Latin American yields, mostly offset by a decrease of 7.0 percent and 2.6 percent in Pacific and European yields, respectively.

American's traffic or revenue passenger miles (RPMs) decreased 5.5 percent to 84.1 billion miles for the nine months ended September 30, 2001. American's capacity or available seat miles (ASMs) decreased
2.2 percent to 118.9 billion miles for the first nine months of 2001. American's domestic traffic decreased 6.8 percent on a capacity decrease of 2.4 percent while international traffic decreased 2.9 percent on capacity decreases of 1.6 percent. International activity included a 6.7 percent increase in traffic to the Pacific on a capacity increase of 8.2 percent, a 4.0 percent decrease in traffic to Europe on a capacity increase of 0.3 percent, and a 3.9 percent decrease in traffic to Latin America on a capacity decrease of 5.2 percent.

TWA's passenger revenues were approximately $1.3 billion for the period April 10, 2001 through September 30, 2001. TWA's traffic was
11.1 billion RPMs while capacity was 16 billion ASMs.

The Company's operating expenses increased 21.6 percent, or approximately $2.7 billion, and included approximately $1.5 billion related to TWA's operations for the period April 10, 2001 through September 30, 2001. In addition to the specific explanations provided below, the significant decline in passenger traffic resulting from the terrorist acts of September 11, 2001 caused a favorable impact on certain passenger-related operating expenses, including aircraft fuel, other rentals and landing fees, commissions to agents and food service. American's cost per ASM increased 8.7 percent to 11.15 cents, excluding the impact of the second and third quarter 2001 special charges and U.S. Government grant. The increase in American's cost per ASM was driven partially by a reduction in ASMs due to the Company's More Room Throughout Coach program. Adjusted for this program, American's cost per ASM grew approximately 5 percent,  excluding  the  impact of  the  special  charges  and  U.S.
Government grant. Wages, salaries and benefits increased 20.2 percent, or $951 million, and included approximately $600 million related to the addition of TWA. The remaining increase of approximately $351 million related primarily to an increase in the average number of equivalent employees and contractual wage rate and seniority increases that are built into the Company's labor contracts. During the nine months ended September 30, 2001, the Company recorded approximately $280 million in additional wages, salaries and benefits related to the Company's new or tentative labor contracts. This was offset by a $281 million decrease in the provision for profit-sharing as compared to the corresponding period in the prior year. Aircraft fuel expense increased 31.5 percent, or $529 million, and included approximately $237 million related to the addition of TWA. The increase in aircraft fuel expense was due to a
13.9 percent increase in the Company's average price per gallon and a 12 percent increase in the Company's fuel consumption, including TWA. Depreciation and amortization expense increased 17 percent, or $134 million, due primarily to the addition of new aircraft and an increase of approximately $55 million related to TWA. Other rentals and landing fees increased $151 million, or 22.1 percent, and included approximately $97 million related to the addition of TWA. The remaining increase of $54 million is due primarily to higher facilities rent and landing fees across American's system. Maintenance, materials and repairs increased $92 million, or 13.6 percent, and included approximately $54 million related to TWA. The remaining increase was due primarily to an increase in engine volumes at the Company's maintenance bases. Commissions to agents decreased
12.9 percent, or $96 million, and included approximately $48 million related to TWA. Despite an increase of approximately 2.1 percent in combined passenger revenues, the Company benefited from commission structure changes implemented in 2000. Aircraft rentals increased $161 million, or 38.3 percent, due primarily to the addition of TWA aircraft. Other operating expense increased 18.8 percent, or $411 million, and included approximately $264 million related to TWA. The remaining increase is due primarily to increases in outsourced services, data processing, TWA integration expenses, and travel and incidental costs. Special charges result from the September 11, 2001 terrorist events and the asset impairment charge recorded in the second quarter of 2001. The September 11, 2001 special charges include approximately $398 million related to aircraft impairments and groundings, $60 million in facility exit costs, $53 million in employee charges, and approximately $20 million in other charges. During the second quarter of 2001, the Company recorded an asset impairment charge of $586 million relating to the writedown of the carrying value of the Company's Fokker 100 aircraft and related rotables. The Company will continue to evaluate whether any additional provisions and/or revisions to the charges recorded as of September 30, 2001 are required during the fourth quarter of 2001 (see further discussion in footnote 2 to the condensed consolidated financial statements). U.S. Government grant represents the reimbursement for direct and incremental costs resulting from the terrorist attacks, including impairment charges and lost revenues, recognized by the Company in the third quarter of 2001 relating to the Air Transportation Safety and System Stabilization Act (see further discussion in footnote 2 to the condensed consolidated financial statements).

Interest income decreased 42.3 percent, or $44 million, resulting from lower investment balances throughout most of the year. Interest expense increased $43 million, or 20.5 percent, primarily as a result of the increase in long-term debt. Related party interest - net increased $41 million due primarily to higher affiliate intercompany balances with American. Miscellaneous - net decreased $19 million, or 47.5 percent, reflecting the $57 million gain in the second quarter of 2000 on the sale of the Company's warrants to purchase 5.5 million shares of priceline common stock versus a $45 million gain during the second quarter of 2001 from the settlement of a legal matter related to the Company's 1999 labor disruption.

OTHER INFORMATION

  As of September 30, 2001, the Company had commitments to acquire the following aircraft: 49 Boeing 737-800s, 15 Boeing 767-300ERs, 15 Boeing 757-200s, and 10 Boeing 777-200ERs. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $500 million during the remainder of 2001, $500 million in 2002, $200 million in 2003 and approximately $2.1 billion in 2004 and beyond. These cash flows reflect a tentative agreement the Company has with Boeing to defer 29 of its 45 2002 deliveries to 2004 and beyond. As the Company and Boeing are still negotiating the final terms of the tentative agreement, the above aircraft commitment and cash flow amounts could change.

  The Company has available a variety of future financing sources, including, but not limited to: (i) the receipt of the remainder of the U.S. Government grant, which approximates $437 million, (ii) additional secured aircraft debt agreements, including the issuance of approximately $1.3 billion of enhanced equipment trust certificates as of October 24, 2001, with $740 million received at closing and the remainder to be received as aircraft are delivered,
(iii) sale-leaseback transactions of owned property, including aircraft and real estate, (iv) securitization of future operating receipts, (v) unsecured borrowings, and (vi) federal loan guarantees as provided under the Act and other types of secured debt agreements. No assurance can be given that any of these financing sources will be available on terms acceptable to the Company.

  As of September 30, 2001, the Company is in compliance with the two financial covenants contained in the Company's credit facility agreements. However, it is likely that a significant loss in the fourth quarter of 2001 could cause the Company to violate one or both covenants, unless they are modified. American is currently pursuing such modifications to the agreements so that the Company will remain in compliance with the covenants. Absent such modification, the $819 million currently outstanding under the credit facility agreements could become due and payable in late first quarter 2002.

  Subsequent to the September 11, 2001 events, Standard & Poor's downgraded the senior unsecured credit rating of American from BBB- to BB and Moody's downgraded the senior unsecured credit rating of American from Baa3 to Ba2. The long-term corporate credit ratings of American remain on Standard & Poor's CreditWatch with negative implications and Moody's has retained the credit ratings of American on review for possible downgrade.

  The impact of the terrorist attacks of September 11, 2001 and their aftermath on the Company and the sufficiency of its financial resources to absorb that impact will depend on a number of factors, including: (i) the magnitude and duration of the adverse impact of the terrorist attacks on the economy in general, and the airline industry in particular; (ii) the Company's ability to reduce its operating costs and conserve its financial resources, taking into account the increased costs it will incur as a consequence of the attacks, including those referred to below; (iii) the higher costs associated with new airline security directives and any other increased regulation of air carriers; (iv) the significantly higher costs of aircraft insurance coverage for future claims caused by acts of war, terrorism, sabotage, hijacking and other similar perils, and the extent to which such insurance will continue to be available; (v) the Company's ability to raise additional financing; (vi) the price and availability of jet fuel, and the availability to the Company of fuel hedges in light of current industry conditions; (vii) the number of crew members who may be called for duty in the reserve forces of the armed services and the resulting impact on the Company's ability to operate as planned; (viii) any resulting declines in the values of the aircraft in the Company's fleet and any aircraft or other asset impairment charge, including routes, slots, gates and other intangibles; (ix) the extent of the benefits received by the Company under the Act, taking into account any challenges to and interpretations or amendments of the Act or regulations issued pursuant thereto; and (x) the Company's ability to retain its management and other employees in light of current industry conditions and their impact on compensation and morale.

  At this point, due in part to the lack of predictability of future traffic, business mix and yields, the Company is unable to fully estimate the impact on it of the events of September 11, 2001 and their consequences and the sufficiency of its financial resources to absorb that impact, including the mitigating effects of the Act and the Company's aggressive actions to reduce its costs. However, given the magnitude of these unprecedented events and the possible subsequent effects, the Company expects that the adverse impact to the Company's financial condition, its operations and its prospects will be material and could be highly material.

SPECIAL RISK FACTOR

Negative Impact of Terrorist Attacks Among the effects experienced by the Company from the September 11, 2001 terrorist attacks have been significant flight disruption costs caused by the FAA's imposed grounding of the U.S. airline industry's fleet, significantly increased security and other costs, significantly higher ticket refunds, significantly reduced load factors, and significantly reduced yields. Further terrorist attacks using commercial aircraft in flight could result in another grounding of the Company's fleet, and would likely result in additional reductions in load factor and yields, along with increased ticket refund, security and other costs. In addition, terrorist attacks not involving commercial aircraft, or the general increase in hostilities relating to reprisals against terrorist organizations or otherwise, could result in decreased load factors and yields for airlines, including the Company, and increased costs.

NEW ACCOUNTING PRONOUNCEMENTS

In   July  2001,  the  Financial  Accounting  Standards  Board  issued
Statements of Financial Accounting Standards No. 141, "Business Combinations" (SFAS 141) and No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 prohibits the use of the pooling-of-interests method for business combinations initiated after June 30, 2001 and includes criteria for the recognition of intangible assets separately from goodwill. SFAS 142 includes the requirement to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. The Company will adopt SFAS 142 in the first
quarter   of   2002,   and  currently  estimates   discontinuing   the
amortization of approximately $59 million on an annualized basis. The Company is currently evaluating what additional impact these new accounting standards may have on the Company's financial position or results of operations. However, with the decline in the Company's market capitalization, in part due to the terrorist attacks on September 11, 2001, the adoption of SFAS 142 might result in the write-off or write-down of the Company's goodwill.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this report, the words "expects," "plans," "anticipates," and similar expressions are intended to identify forward-looking statements. Forward looking statements include the Company's expectations concerning operations and financial conditions, overall economic conditions, plans and objectives for future operations, and the impact of the events of September 11, 2001 on American and the sufficiency of the Company's financial resources to absorb that impact. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. These factors include the adverse impact of the terrorist attacks on the economy in general, the likelihood of a further decline in air travel because of the attacks and as a result of a reduction in American's operations, higher costs associated with new security directives and potentially new regulatory initiatives, higher costs for insurance and the continued availability of such insurance, the number of crew members who may be called for duty in the armed services and the impact on American's ability to operate as planned. Additional information concerning these and other factors that could cause actual results to differ is contained in the Company's Securities and Exchange Commission filings, including but not limited to, the Form 10-K for the year ended December 31, 2000.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's Annual Report on Form 10-K for the year ended December 31, 2000, except as discussed below.

   Based on projected fuel usage for the next twelve months, including the Company's estimated fuel consumption for TWA, a hypothetical 10 percent increase in the September 30, 2001 cost per gallon of fuel would result in an increase in the Company's aircraft fuel expense of approximately $162 million for the next twelve months, net of fuel hedge instruments outstanding at September 30, 2001. The change in market risk from December 31, 2000 is due primarily to the additional fuel consumption of TWA, partially offset by a decrease in fuel prices. As of September 30, 2001, the Company, including the estimated fuel consumption of TWA, has hedged approximately 58 percent of its remaining 2001 fuel requirements, 38 percent of its 2002 fuel requirements, and 20 percent of its 2003 fuel requirements.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies) (1) breaches the Agent Reporting Agreement between American and American Eagle and plaintiffs, (2) constitutes unjust enrichment, and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have been or will be required to pay moneys to American for debit memos for fare rules violations from July 26, 1995 to the present. Plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. American intends to vigorously defend the lawsuit. Although the Company believes that the litigation is without merit, adverse court decisions could impose restrictions on American's ability to respond to competitors, and American's business may be adversely impacted.

   On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas. The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. On April 27, 2001, the U.S. District Court for the District of Kansas granted American's motion for summary judgment. On June 26, 2001, the U.S. Department of Justice appealed the granting of American's motion for summary judgment. Following the events of September 11, 2001, AMR requested, and the 10th Circuit Court of Appeals agreed, to defer the filing of all briefs until 2002. No date has been set for oral argument. American intends to defend the lawsuit vigorously.

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

  The Miami International Airport Authority is currently investigating and remediating various environmental conditions at the Miami International Airport (the Airport) and funding the remediation costs through various cost recovery methods. American Airlines, Inc. and AMR Eagle have been named as potentially responsible parties
(PRPs)  and  contributors  to the contamination.   During  the  second
quarter of 2001, the Airport filed a lawsuit against 17 defendants, including American Airlines, Inc., in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American and AMR Eagle's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision American is vigorously defending the lawsuit.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12    Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 2001 and 2000.

Form 8-Ks filed under Item 5 -- Other Events

   On July 19, 2001, American filed a report on Form 8-K relative to a press release issued by AMR Corporation (AMR) to announce AMR's second quarter 2001 earnings. In addition, the Form 8-K included information regarding: (i) American's contract status with the Association of Professional Flight Attendants, and (ii) that on June 26, 2001, the U.S. Department of Justice appealed the granting of American's motion for summary judgement in the U.S. government's 1999 civil lawsuit alleging predatory pricing by American.

    On August 3, 2001, American filed a report on Form 8-K relative to a press release issued by American to announce: (i) American and British Airways have agreed to create a new alliance that would boost competition, deliver significant benefits for international air travelers, and move toward a level playing field with other global airline alliances, and (ii) American and British Airways will file applications for antitrust immunity in the United States and clearance for their proposals in the United Kingdom and with the European Commission.

   On August 21, 2001, American filed a report on Form 8-K relative to a press release issued by American to announce that American would accelerate the retirement of five additional Boeing 727 aircraft and will retire its remaining four McDonnell Douglas MD-11 aircraft by November 1, 2001.

    On September 7, 2001, American filed a report on Form 8-K relative to a press release issued by AMR to announce: (i) AMR expects a third quarter loss considerably larger than its second quarter loss in addition to a significant fourth quarter loss, and (ii) American will retire five more Boeing 727 aircraft earlier than originally planned.

   On September 11, 2001, American filed a report on Form 8-K relative to a press release issued by American to confirm that American lost two aircraft in tragic events on September 11, 2001.

    On September 19, 2001, American filed a report on Form 8-K regarding the potential impact to the Company of the September 11, 2001 terrorist attacks.

    On September 25, 2001, American filed a report on Form 8-K providing:
(i) an update of the potential impact to the Company of the September 11, 2001 terrorist attacks, (ii) information pertaining to the Air Transportation Safety and System Stabilization Act, (iii) Standard and Poor's and Moody's downgrade of American's credit rating, and (iv) the announced job reductions.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  October 24, 2001        BY: /s/  Thomas W. Horton
                               Thomas W. Horton
                               Senior  Vice  President - Finance  and
                               Planning and Chief Financial Officer

                                                            Exhibit 12
                        AMERICAN AIRLINES, INC.
           Computation of Ratio of Earnings to Fixed Charges
                             (in millions)

                                    Three Months Ended  Nine Months Ended
                                       September 30,      September 30,
                                       2001     2000      2001     2000
 Earnings:
Earnings (loss) before income taxes    $(525)    $515    $(1,281)  $1,220

 Add:  Total fixed charges (per below)   379      265      1,045      800

 Less:  Interest capitalized              35       35        109      104
    Total earnings (loss)              $(181)    $745      $(345)  $1,916

 Fixed charges:
 Interest, including interest
  capitalized                          $  96     $ 71       $286     $210

 Portion of rental expense
 representative of the interest
 factor                                  281      194        756      589

 Amortization of debt expense              2        -          3        1
    Total fixed charges                 $379     $265     $1,045     $800

 Ratio of earnings to fixed charges        -     2.81          -     2.40

 Coverage deficiency                    $560        -     $1,390        -

Note:    In  April  2001, the Board of Directors of American  approved the guarantee by American of AMR's existing debt obligations. As of September 30, 2001, American unconditionally guaranteed through the life of the related obligations approximately $695 million of unsecured debt and approximately $700 million of secured debt. The impact of these unconditional guarantees is not included in the above computation.