Form 10-Q
period 2002-03-31
AMERICAN AIRLINES INC
filed 2002-04-18
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2002.


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


Common Stock, $1 par value - 1,000 shares as of April 16, 2002.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three months ended March 31, 2002 and 2001

  Condensed  Consolidated  Balance  Sheets  --  March  31,  2002  and
  December 31, 2001

  Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2002 and 2001

  Notes  to Condensed Consolidated Financial Statements -- March  31,
  2002


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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

                                             Three Months Ended
                                                 March 31,
                                            2002           2001
Revenues
    Passenger                           $3,484          $  3,935
    Cargo                                  133               174
    Other                                  191               269
      Total operating revenues           3,808             4,378


Expenses
  Wages, salaries and benefits           1,972             1,632
  Aircraft fuel                            497               670
  Depreciation and amortization            304               278
  Other rentals and landing fees           268               236
  Maintenance, materials and repairs       230               234
  Aircraft rentals                         219               140
  Food service                             169               181
  Commissions to agents                    151               212
  Other operating expenses                 720               807
    Total operating expenses             4,530             4,390

Operating Loss                            (722)              (12)

Other Income (Expense)
  Interest income                           18                22
  Interest expense                        (127)              (76)
  Interest capitalized                      20                39
  Related party interest - net               5               (11)
  Miscellaneous - net                       (8)               (6)
                                           (92)              (32)
Loss Before Income Taxes                  (814)              (44)
Income tax benefit                        (272)              (10)
Net Loss                                $ (542)          $   (34)


The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                                 March 31,        December 31,
                                                    2002             2001
Assets
Current Assets
  Cash                                          $    132         $    117
  Short-term investments                           2,170            2,856
  Receivables, net                                 1,824            1,371
  Inventories, net                                   689              752
  Deferred income taxes                              847              844
  Other current assets                               543              519
    Total current assets                           6,205            6,459

Equipment and Property
  Flight equipment, net                           13,497           13,151
  Other equipment and property, net                2,149            2,000
  Purchase deposits for flight equipment             615              834
                                                  16,261           15,985

Equipment and Property Under Capital Leases
  Flight equipment, net                            1,440            1,492
  Other equipment and property, net                   93               95
                                                   1,533            1,587

Goodwill and route acquisition costs               2,131            2,122
Airport operating and gate lease rights, net         451              459
Other assets, net                                  3,979            3,865
                                                $ 30,560         $ 30,477
Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                              $  1,388         $  1,717
  Accrued liabilities                              2,143            2,017
  Air traffic liability                            2,930            2,763
  Payable to affiliates, net                          73               66
  Current maturities of long-term debt               164              421
  Current obligations under capital leases           386              189
    Total current liabilities                      7,084            7,173

Long-term debt, less current maturities            6,947            6,530
Obligations under capital leases, less
 current obligations                               1,331            1,396
Deferred income taxes                              1,823            1,465
Postretirement benefits                            2,573            2,538
Other liabilities, deferred gains and
 deferred credits                                  5,860            5,896

Stockholder's Equity
  Common stock                                         -                -
  Additional paid-in capital                       2,527            2,596
  Accumulated other comprehensive loss               (71)            (145)
  Retained earnings                                2,486            3,028
                                                   4,942            5,479
                                                $ 30,560         $ 30,477

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                     Three Months Ended
                                                         March 31,
                                                   2002            2001
Net Cash Used for Operating Activities             $ (407)          $  (43)

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                     (508)             (746)
  Net decrease in short-term investments              686               275
  Proceeds from sale of equipment and property         12               126
Net cash provided by (used for) investing activities  190              (345)


Cash Flow from Financing Activities:
  Payments on long-term debt and capital lease
   obligations                                       (175)              (80)
  Proceeds from issuance of long-term debt            469               532
  Funds transferred from affiliates, net              (62)               18
Net cash provided by financing activities             232               470

Net increase in cash                                   15                82
Cash at beginning of period                           117                86

Cash at end of period                              $  132          $    168



















The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The  accompanying  unaudited  condensed  consolidated  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The Company's 2002 results continue to be adversely impacted by the September 11, 2001 terrorist attacks. In addition, on April 9, 2001, American Airlines, Inc. (a wholly owned subsidiary of AMR Corporation)
  purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the operating results of TWA are included in the accompanying condensed consolidated financial statements for the three-month period ended March 31, 2002 but not for the three-month period ended March 31,
  2001.   When  utilized  in this report, all references  to  American
  Airlines, Inc. include TWA (collectively, American or the Company). Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year.
  For   further  information,  refer  to  the  consolidated  financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"). Certain amounts from 2001 have been reclassified to conform with the 2002 presentation.

2.Accumulated depreciation of owned equipment and property at March
  31,  2002  and  December  31,  2001 was $8.2  billion.   Accumulated
  amortization of equipment and property under capital leases at March 31, 2002 and December 31, 2001 was $1.0 billion.

3.The following table provides unaudited pro forma consolidated results of operations, assuming the acquisition of TWA had occurred as of January 1, 2001 (in millions, except per share amounts):

                                  Three Months Ended
                                     March 31,2001

  Operating revenues                 $    5,160
  Net loss                                 (88)

  The unaudited pro forma consolidated results of operations have been prepared for comparative purposes only. These amounts are not indicative of the combined results that would have occurred had the transaction actually been consummated on the date indicated above and are not indicative of the consolidated results of operations which may occur in the future.

4.As  discussed  in  the  notes  to  the  consolidated  financial statements included in the Company's 2001 Form 10-K, Miami-Dade County (the County) is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American has been named as potentially responsible party (PRP) for the contamination at MIA. During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American, in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other airport and non-airport locations. Management believes, after considering a
  number   of  factors,  that  the  ultimate  disposition   of   these
  environmental issues is not expected to materially affect the Company's consolidated financial position,results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


5.As of March 31, 2002, the Company had commitments to acquire the following  aircraft: 47 Boeing 737-800s, 12 Boeing 777-200ERs,  nine
  Boeing  767-300ERs and one Boeing 757-200 aircraft.   Deliveries  of
  these aircraft are scheduled to continue through 2008. Payments for these aircraft are expected to be approximately $375 million during the remainder of 2002, $1 billion in 2003, $500 million in 2004 and an aggregate of approximately $1.3 billion in 2005 through 2008.

6.During the three-month period ended March 31, 2002, American borrowed approximately $225 million under various debt agreements which are secured by aircraft. Effective interest rates on these agreements are based on London Interbank Offered Rate plus a spread and mature in 2012.

  In March 2002, the Regional Airports Improvement Corporation issued facilities sublease revenue bonds at the Los Angeles International Airport to provide reimbursement to American for certain facility construction costs. The proceeds of approximately $215 million provided to American have been recorded as long-term debt on the condensed consolidated balance sheets. These obligations bear interest at fixed rates, with an average rate of 7.88 percent, and mature over various periods of time, with a final maturity in 2024.

7.Effective  January  1, 2001, the Company  adopted  Statement  of
  Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133). SFAS 133 required the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a transition adjustment of approximately $64 million in Accumulated other comprehensive loss in the first quarter of 2001.

  In addition, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires the Company to test goodwill and indefinite-lived intangible assets (for
  American,  route  acquisition  costs)  for  impairment  rather  than amortize them. During the first quarter of 2002, the Company completed its impairment analysis for route acquisition costs in accordance with SFAS 142. The analysis did not result in an impairment charge. The Company will complete the impairment analysis for its $1.3 billion of goodwill during the second quarter of 2002 and record an impairment adjustment at that time, if necessary.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  The following table provides information relating to the Company's amortized and unamortized intangible assets as of March 31, 2002 (in millions):

                                                         Accumulated
                                            Cost         Amortization
   Amortized intangible assets:
   Airport operating rights                $  449        $  132
   Gate lease rights                          209            75
   Total                                   $  658        $  207

   Unamortized intangible assets:
   Goodwill                                $1,302
   Route acquisition costs                    829
   Total                                   $2,131

  Airport  operating and gate lease rights are being  amortized  on  a
  straight-line basis over 25 years to a zero residual  value.    For
  the three-month period ended March 31, 2002, the Company recorded amortization expense of approximately $8 million related to these intangible assets. The Company expects to record annual amortization expense of approximately $26 million in each of the next five years related to these intangible assets.

  The pro forma effect of SFAS 142 - assuming the Company had adopted this standard as of January 1, 2001 - is immaterial to the Company's net loss for the three-month period ended March 31, 2001.

8.The Company includes unrealized gains and losses on available-for-
  sale securities, changes in minimum pension liabilities and changes in the fair value of certain derivative financial instruments that qualify for hedge accounting in comprehensive income (loss). For the three months ended March 31, 2002 and 2001, comprehensive income
  (loss)  was  $(468)  million  and $40  million,  respectively.   The
  difference between net loss and comprehensive loss for the three months ended March 31, 2002 is due primarily to the accounting for the Company's derivative financial instruments under SFAS 133. The difference between net loss and comprehensive income for the three months ended March 31, 2001 was due primarily to the cumulative effect of the adoption of SFAS 133 and the accounting for the Company's derivative financial instruments under SFAS 133.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three  Months Ended March 31, 2002 and 2001

Summary    American Airlines, Inc. (a wholly owned subsidiary of AMR
Corporation) recorded a net loss for the three months ended March 31, 2002 of $542 million. This compares to a net loss of $34 million for the first quarter of 2001. American Airlines,Inc. operating loss of $722 million increased $710 million compared to the same period in 2001.
The Company's 2002 results continue to be adversely impacted by the September 11, 2001 terrorist attacks. In addition, on April 9, 2001, American Airlines, Inc. purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines,  Inc.
(TWA). Accordingly, the operating results of TWA are included in the accompanying condensed consolidated financial statements for the three-month period ended March 31, 2002 but not for the three-month period
ended  March  31,  2001.   All references to American  Airlines,  Inc.
include TWA (collectively, American or the Company).

Although traffic has continued to increase on significantly reduced capacity since the events of September 11, 2001, the Company's first
quarter  2002  revenues  were down significantly  year-over-year.   In
addition to the residual effects of September 11, the Company's revenues continue to be negatively impacted by the economic slowdown
--  seen largely in business travel declines-- and an increase in  fare
sale  activity.   In  total,  the Company's  revenues  decreased  $570
million,  or  13 percent, in the first quarter of 2002 from  the  same period last year. American's passenger revenues decreased by 11.5 percent, or $451 million in the first three months of 2002 from the same period in 2001. American's domestic revenue per available seat mile (RASM) decreased 15.4 percent, to 8.7 cents, on a capacity increase of 9.4 percent, to 29.3 billion available seat miles (ASMs). International RASM decreased to 8.66 cents, or 10.6 percent, on a capacity decrease of 11.4 percent. The decrease in international RASM was due to a 14.1 percent decrease and 11.9 percent decrease in European and Latin American RASM, respectively, slightly offset by a 9 percent increase in Pacific RASM. The decrease in international capacity was driven by a 39.5 percent, 13.9 percent and 4 percent reduction in Pacific, European and Latin American ASMs, respectively.

Cargo revenues decreased $41 million, or 23.6 percent, due primarily to the continued impact of the September 11, 2001 terrorist attacks and the economic slowdown.

Other revenues decreased 29 percent, or $78 million, due primarily to decreases in contract maintenance work that American performs for other airlines, and decreases in codeshare revenue and employee travel service charges.

The Company's operating expenses increased 3.2 percent, or $140 million. American's cost per ASM increased 0.4 percent to 11.30 cents. Wages, salaries and benefits increased 20.8 percent, or $340 million, primarily due to contractual wage rate and seniority increases that are built into the Company's labor contracts. In addition, the Company experienced increases in its pension and health insurance costs, the latter reflecting rapidly rising medical care and prescription drug costs. Aircraft fuel expense decreased 25.8 percent, or $173 million, due primarily to a 23.3 percent decrease in the Company's average price per gallon of fuel. Other rentals and landing fees increased 13.6 percent, or $32 million, due to higher facilities rent and landing fees across American's system. Aircraft rentals increased $79 million, or 56.4 percent, due primarily to the addition of TWA aircraft. Commissions to agents decreased 28.8 percent, or $61 million, due primarily to an 11.5 percent decrease in passenger revenues and a decrease in the percentage of commissionable transactions. Other operating expenses decreased 10.8 percent, or $87 million, due primarily to decreases in contract maintenance work that American performs for other airlines, and decreases in travel and incidental costs, advertising and promotion costs, and credit card fees, which were partially offset by higher insurance and security costs.

Other income (expense), historically a net expense, increased $60 million due to the following: Interest income decreased 18.2 percent, or $4 million, due primarily to decreases in interest rates. Interest expense increased $51 million, or 67.1 percent, resulting primarily from the increase in the Company's long-term debt. Interest capitalized decreased $19 million, or 48.7 percent, due primarily to a decrease in purchase deposits for flight equipment. Related party interest - net decreased $16 million due primarily to higher receivable balances from affiliated entities versus the first quarter of 2001.

The effective tax rate for the three months ended March 31, 2002 was impacted by a $27 million charge resulting from a provision in Congress' economic stimulus package that changes the period for carrybacks of net  operating losses (NOLs).  This change allows the Company to carry back  2001  and 2002 NOLs for five years, rather than two years  under the  existing  law, allowing the Company to more quickly  recover  its
NOLs.   The  extended  NOL  carryback  did,  however,  result  in  the
displacement  of  foreign tax credits taken  in  prior  years.   These
credits are now expected to expire before being utilized by the Company, resulting in this charge.

AIRCRAFT INFORMATION

As of March 31, 2002, the Company had commitments to acquire the following aircraft: 47 Boeing 737-800s, 12 Boeing 777-200ERs, nine Boeing 767-300ERs and one Boeing 757-200 aircraft. Deliveries of these aircraft are scheduled to continue through 2008. Payments for these aircraft are expected to be approximately $375 million during the remainder of 2002, $1 billion in 2003, $500 million in 2004 and an aggregate of approximately $1.3 billion in 2005 through 2008.

OTHER INFORMATION

In addition to the Company's approximately $2.3 billion in cash and short-term investments as of March 31, 2002, the Company has available a variety of future financing sources, including, but not limited to: (i) the receipt of the remainder of the U.S. Government grant authorized by the Air Transportation Safety and System Stabilization Act (the Act), which is estimated to be in excess of $100 million, (ii) additional secured aircraft debt, (iii) the availability of the Company's $1 billion credit facility, (iv) sale-leaseback transactions of owned property, including aircraft and real estate, (v) the recovery of past federal income taxes paid as a result of a provision in the recently passed economic stimulus package regarding NOL carrybacks (in April 2002, AMR Corporation received approximately $393 million related to the utilization of its remaining 2001 NOL), (vi) tax-exempt borrowings for airport facilities, (vii) securitization of future operating receipts, (viii) unsecured borrowings, and (ix) borrowings backed by federal loan guarantees as provided under the Act. No assurance can be given that any of these financing sources will be available on terms acceptable to the Company. However, the Company believes it will meet its current financing needs.

As  a  result of the September 11, 2001 events, aviation insurers have
significantly  reduced  the  maximum  amount  of  insurance   coverage
available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of
terrorism,  war or similar events (war-risk coverage).   At  the  same
time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. Pursuant to authority granted in the Act, the Government has supplemented the commercial war-risk insurance until May 19, 2002 with a third party liability policy to cover losses to persons other than employees or passengers for renewable 60-day periods. In the event the insurance carriers reduce further the amount of insurance coverage available or the Government fails to renew war-risk insurance, the Company's operations and/or financial position, results of operations or cash flows would be adversely impacted.

As discussed in the Company's 2001 Form 10-K, a provision in the current Allied Pilots Association contract further limits the number of ASMs and block hours flown by American's regional carrier partners when American pilots are on furlough. As AMR Eagle continues to accept previously ordered regional jets, this will cause the ASM cap to be reached sometime in the first half of 2002, necessitating actions to comply with that cap. American is working with its regional partners to ensure that it is in compliance with this provision. Actions currently being taken and considered by AMR Eagle to reduce its capacity are discussed in AMR Corporation's 2001 Form 10-
K. In addition, American is removing its code from flights of the American Connection carriers, which are independent carriers that provide feed to American's St. Louis hub. American believes that the combination of all these actions will enable it to comply with the ASM cap through 2002 and for sometime beyond.

OUTLOOK

Capacity for American is expected to be down approximately 11 percent in the second quarter of 2002 compared to last year's second quarter levels. For the second quarter of 2002, the Company expects traffic to be lower by approximately 11 percent as compared to last year's second quarter levels. Pressure to reduce costs will continue, although the Company will continue to see higher wages, salaries and benefit costs, higher security costs and insurance premiums, and greater interest expense. Although the Company expects to see an increase in fuel prices as compared to the first quarter of 2002, fuel prices are expected to remain lower in the second quarter of 2002 as compared to last year's second quarter prices. Further, the Company expects to see a benefit in commission expense due to the domestic base commission changes implemented in March 2002. In total however, American's unit costs for the second quarter of 2002 are expected to be two to three percent higher than last year's second quarter. Given this higher unit cost, coupled with the revenue pressures seen in the first quarter and expected to continue into the second quarter, the Company expects to incur a loss in the second quarter (although the Company does not expect this loss to be of the same magnitude as the Company's first quarter loss), and will likely incur a loss for 2002.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs
concerning  future  events.   When  used  in  this  document  and  in
documents incorporated herein by reference, the words "expects," "plans," "anticipates," "believes," and similar expressions are
intended  to  identify  forward-looking statements.   Other  forward-
looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured.
All   forward-looking  statements  in  this  report  are  based  upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K for the year ended December 31, 2001.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There  have  been  no  material  changes  in  market  risk  from  the
information   provided  in  Item  7A.  Quantitative  and  Qualitative
Disclosures About Market Risk of the Company's 2001 Form 10-K.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western
Division  (Westways  World Travel, Inc. v. AMR Corp.,  et  al.).   The
lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies) (1) breaches the Agent Reporting Agreement between American and AMR Eagle and the plaintiffs, (2) constitutes unjust enrichment, and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have been or will be required to pay monies to American for debit memos for fare rules violations from July 26, 1995 to the
present.   The  plaintiffs seek to enjoin American from enforcing  the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. The Company
intends  to  vigorously  defend  the lawsuit.   Although  the  Company
believes that the litigation is without merit, an adverse court decision could impose restrictions on the Company's relationships with travel agencies which restrictions could have an adverse impact on the Company.

On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas. The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. On April 27, 2001, the U.S. District Court for the District of Kansas granted American's motion for summary judgment. On June 26, 2001, the U.S. Department of Justice appealed the granting of American's motion for summary judgment. The parties have submitted briefs to the 10th Circuit Court of Appeals. No date has been set for oral argument. The Company intends to defend the lawsuit vigorously. A final adverse court decision imposing restrictions on the Company's ability to respond to competitors would have an adverse impact on the Company.

Between May 14, 1999 and June 7, 1999, seven class action lawsuits were filed against AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in the United States District Court in Wichita, Kansas seeking treble damages under federal and state antitrust laws, as well as injunctive relief and attorneys' fees (King
v. AMR Corp., et al.; Smith v. AMR Corp., et al.; Team Electric v. AMR Corp., et al.; Warren v. AMR Corp., et al.; Whittier v. AMR Corp., et al.; Wright v. AMR Corp., et al.; and Youngdahl v. AMR Corp., et al.). Collectively, these lawsuits allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. Two of the suits (Smith and Wright) also allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by offering discounted fares to corporate purchasers, by offering a frequent flyer program, by imposing certain conditions on the use and availability of certain fares, and by offering override commissions to travel agents. The suits propose to certify several classes of consumers, the broadest of which is all persons who purchased tickets for air travel on American into or out of DFW from 1995 to the present. On November 10, 1999, the District Court stayed all of these actions pending developments in the case brought by the Department of Justice. As a result, to date no class has been certified. The Company intends to defend these lawsuits vigorously. One or more final adverse court decisions imposing restrictions on the Company's ability to respond to competitors or awarding substantial money damages would have an adverse impact on the Company.

On January 30, 2002, the named plaintiff in Hall v. United Airlines, et al., No. 7:00 CV 123-BR(1), pending in the United States District Court for the Eastern District of North Carolina, filed an amended complaint alleging that between 1997 and the present, American and the other defendant airlines conspired to reduce commissions paid to U.S.- based travel agents in violation of Section 1 of the Sherman Act. The named plaintiff seeks to certify a nationwide class of travel agents, but no class has yet been certified. American is vigorously defending the lawsuit. A final adverse court decision awarding substantial money damages would have an adverse impact on the Company.

Miami-Dade County (the County) is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American Airlines, Inc. and AMR Eagle have been named as potentially responsible parties
(PRPs) for the contamination at MIA. During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American Airlines, Inc., in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American's and AMR Eagle's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. The Company is vigorously defending the lawsuit.

                                PART II


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 2002 and 2001.


Form 8-Ks filed under Item 5 - Other Events

   On January 16, 2002, American Airlines, Inc. filed a report on Form 8-K relating to a press release issued by AMR Corporation to announce AMR Corporation's fourth quarter and full year 2001 earnings and an agreement with Boeing for the retirement of the Company's 717 fleet.

Form 8-Ks furnished under Item 9 - Regulation FD Disclosure

    On January 25, 2002, American Airlines, Inc. furnished a report on Form 8-K to provide an updated fleet plan for AMR Corporation. In addition, AMR Corporation provided information regarding presentations by AMR Corporation's senior management at upcoming transportation conferences.

    On February 22, 2002, American Airlines, Inc. furnished a report on Form 8-K to provide certain data regarding its unit costs, capacity, traffic and fuel for the first quarter of 2002.

    On March 22, 2002, American Airlines, Inc. furnished a report on Form 8-K to provide certain data regarding its unit costs, fuel, capacity and traffic for February through May 2002. Additionally, AMR Corporation provided information on the recently passed economic stimulus package which contained a provision regarding net operating loss carryback that was favorable to AMR Corporation.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  April 18, 2002          BY: /s/  Thomas W. Horton
                               Thomas W. Horton
                               Senior  Vice  President - Finance  and
                               Planning and Chief Financial Officer

                                                            Exhibit 12
                        AMERICAN AIRLINES, INC.
           Computation of Ratio of Earnings to Fixed Charges
                             (in millions)

                                           Three Months Ended March 31,
                                             2002             2001
 Earnings (loss):
 Loss before income taxes                  $   (814)          $   (44)

 Add:  Total fixed charges (per below)          388               286

 Less:  Interest capitalized                     20                39
    Total earnings (loss)                  $   (446)          $   203

 Fixed charges:
 Interest                                  $    127          $     87

 Portion of rental expense
 representative of the interest factor          260               198

 Amortization of debt expense                     1                 1
    Total fixed charges                    $    388          $    286

 Coverage deficiency                       $    834          $     83

Note:    In  April  2001, the Board of Directors of American  approved the guarantee by American of AMR's existing debt obligations. As of March 31, 2002, this guarantee covered approximately $634 million of unsecured debt and approximately $573 million of secured debt. The impact of these unconditional guarantees is not included in the above computation.