Form 10-Q
period 2002-06-30
AMERICAN AIRLINES INC
filed 2002-07-19
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2002.


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


Common Stock, $1 par value - 1,000 shares as of July 15, 2002.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and six months ended June 30, 2002 and 2001

  Condensed Consolidated Balance Sheets - June 30, 2002 and  December
  31, 2001

  Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2002 and 2001

  Notes  to  Condensed Consolidated Financial Statements -  June  30,
  2002

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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                   2002         2001         2002       2001
Revenues
    Passenger                    $3,747        $4,645       $7,231     $8,580
    Cargo                           141           188          274        362
    Other revenues                  222           315          413        584
      Total operating revenues    4,110         5,148        7,918      9,526


Expenses
  Wages, salaries and benefits    2,017         2,008        3,989      3,640
  Aircraft fuel                     621           802        1,118      1,472
  Depreciation and amortization     299           316          603        594
  Other rentals and landing fees    284           298          552        534
  Maintenance, materials and
   repairs                          248           246          478        480
  Aircraft rentals                  208           218          427        358
  Food service                      178           217          347        398
  Commissions to agents             149           244          300        456
  Special charges                     -           586            -        586
  Other operating expenses          737           914        1,457      1,721

    Total operating expenses      4,741         5,849        9,271     10,239

Operating Loss                     (631)         (701)      (1,353)      (713)

Other Income (Expense)
  Interest income                    18            22           36         44
  Interest expense                 (123)          (93)        (250)      (169)
  Interest capitalized               21            35           41         74
  Related party interest - net        5           (11)          10        (22)
  Miscellaneous - net                 4            36           (4)        30
                                    (75)          (11)        (167)       (43)


Loss Before Income Taxes           (706)         (712)      (1,520)      (756)
Income tax benefit                 (220)         (257)        (492)      (267)

Net Loss                          $(486)       $ (455)     $(1,028)     $(489)








The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                              June 30,       December 31,
                                                2002             2001
Assets
Current Assets
  Cash                                      $    191         $    117
  Short-term investments                       2,352            2,856
  Receivables, net                             1,530            1,371
  Inventories, net                               676              752
  Deferred income taxes                          846              844
  Other current assets                           179              519
    Total current assets                       5,774            6,459

Equipment and Property
  Flight equipment, net                       13,519           13,151
  Other equipment and property, net            2,234            2,000
  Purchase deposits for flight equipment         607              834
                                              16,360           15,985

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,372            1,492
  Other equipment and property, net               92               95
                                               1,464            1,587

Goodwill                                       1,252            1,293
Route acquisition costs                          829              829
Airport operating and gate lease rights, net     446              459
Other assets                                   4,228            3,865
                                            $ 30,353         $ 30,477
Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                          $  1,478         $  1,717
  Accrued liabilities                          2,189            2,017
  Air traffic liability                        3,059            2,763
  Payable to affiliates, net                      69               66
  Current maturities of long-term debt           255              421
  Current obligations under capital leases       119              189
    Total current liabilities                  7,169            7,173

Long-term debt, less current maturities        7,165            6,530
Obligations  under  capital  leases,  less     1,331            1,396
current obligations
Deferred income taxes                          1,789            1,465
Postretirement benefits                        2,611            2,538
Other  liabilities, deferred gains  and
deferred credits                               5,808            5,896

Stockholder's Equity
  Common stock                                     -              -
  Additional paid-in capital                   2,550            2,596
  Accumulated other comprehensive loss          (70)             (145)
  Retained earnings                            2,000            3,028
                                               4,480            5,479
                                            $ 30,353         $ 30,477

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                               Six Months Ended June 30,
                                                 2002            2001
Net Cash Provided by (Used for) Operating
Activities                                       $ (53)          $  732

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                  (846)          (1,924)
  Acquisition of Trans World Airlines, Inc.          -             (742)
  Net decrease in short-term investments            504             352
  Proceeds from sale of equipment and property      160             204
  Other                                              36              (6)
     Net cash used for investing activities        (146)         (2,116)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital lease
   obligations                                     (296)           (159)
  Proceeds from issuance of long-term debt          612           1,433
  Funds transferred between affiliates, net         (43)            285
     Net cash provided by financing activities      273           1,559

Net increase in cash                                 74             175
Cash at beginning of period                         117              86

Cash at end of period                            $  191          $  261





















The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.
  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals and the asset impairment charge as discussed in footnote 8, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The Company's 2002 results continue to be adversely impacted by the September 11, 2001 terrorist attacks and the resulting effect on the economy and the air transportation industry. In addition, on April 9, 2001, Trans World Airlines LLC (TWA LLC, a wholly owned subsidiary of AMR Corporation) purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the operating results of TWA LLC are included in the accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2002 whereas for 2001 the results of TWA LLC were included only for the period April 10, 2001 through June 30, 2001. When utilized in this report, all references to American Airlines, Inc. include the operations of TWA LLC since April 10, 2001 (collectively, American). Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K").

2.Accumulated depreciation of owned equipment and property at June
  30, 2002 and December 31, 2001 was $8.3 billion and $8.2 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 2002 and December 31, 2001 was $920 million and $1.0 billion, respectively.

3.The following table provides unaudited pro forma consolidated results of operations, assuming the acquisition of TWA had occurred as of January 1, 2001 (in millions):

                                    Six Months Ended
                                     June 30, 2001
  Operating revenues                 $   10,392
  Net loss                                (496)

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

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

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

5.As of June 30, 2002, the Company had commitments to acquire the following aircraft: 47 Boeing 737-800s, 11 Boeing 777-200ERs and nine Boeing 767-300ERs. Deliveries of these aircraft are scheduled to continue through 2008. Payments for these aircraft are expected to be approximately $210 million during the remainder of 2002, $890 million in 2003, $390 million in 2004 and an aggregate of approximately $1.5 billion in 2005 through 2008.

6.During the six month period ended June 30, 2002, American borrowed approximately $372 million under various debt agreements which are secured by aircraft. Effective interest rates on these agreements are based on London Interbank Offered Rate plus a spread and mature over various periods of time through 2018.

  In March 2002, the Regional Airports Improvement Corporation issued facilities sublease revenue bonds at the Los Angeles International Airport to provide reimbursement to American for certain facility construction costs. The proceeds of approximately $225 million provided to American have been recorded as long-term debt on the condensed consolidated balance sheets. These obligations bear interest at fixed rates, with an average rate of 7.88 percent, and mature over various periods of time, with a final maturity in 2024.

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

  In   addition,  effective  January  1,  2002,  the  Company  adopted
  Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires the Company to test goodwill and indefinite-lived intangible assets (for the
  Company,  route  acquisition  costs)  for  impairment  rather   than
  amortize  them.   During  the first quarter  of  2002,  the  Company
  completed its impairment analysis for route acquisition costs in accordance with SFAS 142. The analysis did not result in an impairment charge. During the second quarter of 2002, the Company completed the first step of its impairment analysis related to its $1.3 billion of goodwill and determined the Company's net book value to be in excess of the Company's fair market value at January 1, 2002, using American as the reporting unit for purposes of the fair value determination. As a result, the Company is in the process of completing the second step of the impairment analysis which will allocate the newly determined fair value of American to each of its
  assets  and  liabilities.   This  allocation  is  expected   to   be
  completed during the third or fourth quarter of 2002 and will likely result in the Company recording a one-time, non-cash pre-tax charge of up to $1.3 billion to write-down American's goodwill.
  Such  charge  would  be  nonoperational  in  nature  and  would   be
  reflected as a cumulative effect of an accounting change in the consolidated statements of operations.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  The following table provides information relating to the Company's amortized intangible assets as of June 30, 2002 (in millions):

                                               Accumulated    Net Book
                                    Cost       Amortization     Value
   Amortized intangible assets:
   Airport operating rights      $  449          $  136         $ 313
   Gate lease rights                209              76           133
   Total                         $  658          $  212         $ 446

  Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value. For the three and six month period ended June 30, 2002, the Company recorded amortization expense of approximately $5 million and $13
  million,  respectively,  related to these  intangible  assets.   The
  Company expects to record annual amortization expense of approximately $26 million in each of the next five years related to these intangible assets.

  The pro forma effect of discontinuing amortization of goodwill and route acquisition costs under SFAS 142 - assuming the Company had adopted this standard as of January 1, 2001 - results in an adjusted net loss of approximately $442 million and approximately $470 million, respectively, for the three and six month periods ended June 30, 2001.

8.In  conjunction  with  the acquisition of  TWA,  coupled  with revisions to the Company's fleet plan to accelerate the retirement dates of its Fokker 100 aircraft, during the second quarter of 2001 the Company determined these aircraft were impaired under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS 121). As a result, during the second quarter of 2001, the Company recorded an asset impairment charge of approximately $586 million relating to the write-down of the carrying value of 71 Fokker 100 aircraft and related rotables to their estimated fair market values which is included in Special charges on the accompanying consolidated statements of operations. Management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions. In determining the fair market value of these aircraft, the Company considered outside third party appraisals and recent transactions involving sales of similar aircraft. As a result of the writedown of these aircraft to fair market value, as well as the acceleration of the retirement dates and changes in salvage values, depreciation and amortization will decrease by approximately $18 million on an annualized basis.

9.The  Company  includes unrealized gains and losses on available-for-
  sale securities, changes in minimum pension liabilities and changes in the fair value of certain derivative financial instruments that qualify for hedge accounting in comprehensive loss. For the three months ended June 30, 2002 and 2001, comprehensive loss was $487 million and $457 million, respectively. In addition, for the six months ended June 30, 2002 and 2001, comprehensive loss was $953 million and $417 million, respectively. The difference between net loss and comprehensive loss is due primarily to the accounting for the Company's derivative financial instruments under SFAS 133. In addition, the six month period ended June 30, 2001 includes the cumulative effect of the adoption of SFAS 133.

  During the second quarter of 2002, the Company discontinued entering into new foreign exchange currency put option agreements. The fair value of the Company's remaining foreign currency put option agreements was not material as of June 30, 2002, and all of these agreements will expire by September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2002 and 2001

Summary American's net loss for the six months ended June 30, 2002 was $1,028 million as compared to a net loss of $489 million for the same period in 2001. American's operating loss for the six months ended June 30, 2002 was $1,353 million, compared to an operating loss of $713 million for the same period in 2001. American's 2002 results continue to be adversely impacted by the September 11, 2001 terrorist attacks and the resulting effect on the economy and the air transportation industry. On April 9, 2001, Trans World Airlines LLC (TWA LLC, a wholly owned subsidiary of AMR Corporation) purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the operating results of TWA LLC are included in the accompanying condensed consolidated financial statements for the six month period ended June 30, 2002 whereas for 2001 the results of TWA LLC were included only for the period April 10, 2001 through June 30, 2001. All references to American Airlines, Inc. include the operations of TWA LLC since April 10, 2001 (collectively, American). In addition, American's 2001 results include: (i) a $586 million charge ($368 million after-tax) related to the writedown of the carrying value of its Fokker 100 aircraft and related rotables in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see footnote 8 to the condensed consolidated financial statements), and (ii) a $45 million gain ($29 million after-tax) from the settlement of a legal matter related to the Company's 1999 labor disruption.

Although traffic has continued to increase on significantly reduced capacity since the events of September 11, 2001, the Company's 2002 revenues were down significantly year-over-year. In addition to the residual effects of September 11, the Company's revenues continue to be negatively impacted by the economic slowdown, seen largely in business travel declines, the geographic distribution of the Company's network and reduced fares. In total, the Company's revenues decreased $1,608 million, or 16.9 percent, in 2002 versus the same period in
2001.   American's  passenger revenues decreased by 15.7  percent,  or
$1,349 million in 2002 as compared to the same period in 2001. American's domestic revenue per available seat mile (RASM) decreased
13.4 percent, to 8.58 cents, on a capacity decrease of 0.4 percent, to
61.3 billion available seat miles (ASMs). International RASM decreased to 8.67 cents, or 7.7 percent, on a capacity decrease of 14 percent.
The decrease in international RASM was due to a 10.2 percent and 7.9 percent decrease in Latin American and European RASM,respectively, slightly offset by a 5.6 percent increase in Pacific RASM. The decrease in international capacity was driven by a 36.4 percent, 15.2 percent and
8.2 percent reduction in Pacific, European and Latin American ASMs, respectively.

Cargo revenues decreased $88 million, or 24.3 percent, primarily due to the same reasons as noted above.

Other revenues decreased 29.3 percent, or $171 million, due primarily to decreases in contract maintenance work that American performs for other airlines, and decreases in codeshare revenue and employee travel service charges.

The Company's operating expenses decreased 9.5 percent, or approximately $968 million. American's cost per ASM increased by 0.5 percent to 11.03 cents, excluding the impact of the second quarter 2001 asset impairment charge. Wages, salaries and benefits increased
9.6 percent, or $349 million, reflecting (i) a decrease in the average number of equivalent employees, somewhat offset by higher salaries, and (ii) increases in the Company's pension and health insurance costs, the latter reflecting rapidly rising medical care and prescription drug costs. Aircraft fuel expense decreased 24 percent, or $354 million, due primarily to a 16.1 percent decrease in the Company's average price per gallon of fuel and a 6.7 percent decrease in the Company's fuel consumption. Aircraft rentals increased $69 million, or 19.3 percent, due primarily the addition of TWA aircraft. Food service decreased 12.8 percent, or $51 million, due primarily to the Company's reduced operating schedule and change in level of food service. Commissions to agents decreased 34.2 percent, or $156 million, due primarily to a 15.7 percent decrease in passenger revenues and commission structure changes implemented in March 2002. Special charges of $586 million related to the writedown of the carrying value of the Company's Fokker 100 aircraft and related rotables during the second quarter of 2001 (see footnote 8 to the condensed consolidated financial statements). Other operating expenses decreased 15.3 percent, or $264 million, due primarily to decreases in contract maintenance work that American performs for other airlines, and decreases in travel and incidental costs, credit card and booking fees, advertising and promotion costs, and data processing expenses, which were partially offset by higher insurance and security costs.

Other  income  (expense) increased $124 million due to the  following:
Interest income decreased 18.2 percent, or $8 million, due primarily to decreases in interest rates. Interest expense increased $81 million, or 47.9 percent, resulting primarily from the increase in the Company's long-term debt. Interest capitalized decreased $33 million, or 44.6 percent, due primarily to a decrease in purchase deposits for flight equipment. Related party interest - net increased $32 million due primarily to higher receivable balances from affiliated entities versus 2001. Miscellaneous-net decreased $34 million due primarily to a $45 million gain recorded during the second quarter of 2001 from the settlement of a legal matter related to the Company's 1999 labor disruption.

The effective tax rate for the six months ended June 30, 2002 was impacted by a $57 million charge resulting from a provision in Congress' economic stimulus package that changes the period for carrybacks of net operating losses (NOLs). This change allows the Company to carry back 2001 and 2002 NOLs for five years, rather than two years under the existing law, allowing the Company to more quickly recover its NOLs. The extended NOL carryback did however, result in the displacement of foreign tax credits taken in prior years. These credits are now expected to expire before being utilized by the Company, resulting in this charge.

OTHER INFORMATION

Net cash used for operating activities in the six month period ended June 30, 2002 was $53 million, a decrease of $785 million over the same period in 2001, due primarily to an increase in the Company's net
loss.   Included in net cash used for operating activities during  the first six months of 2002 was approximately $658 million received by the Company as a result of the utilization of its 2001 NOL's. Capital expenditures for the first six months of 2002 were $846 million and included the acquisition of seven Boeing 757-200s and three Boeing 777-
200ER  aircraft.   These capital expenditures were financed  primarily
through secured mortgage agreements. Proceeds from the sale of equipment and property of $160 million include the proceeds received upon delivery of three McDonnell Douglas MD-11 aircraft to FedEx.

As of June 30, 2002, the Company had commitments to acquire the following aircraft: 47 Boeing 737-800s, 11 Boeing 777-200ERs and nine Boeing 767-300ERs. Deliveries of these aircraft are scheduled to continue through 2008. Payments for these aircraft are expected to be approximately $210 million during the remainder of 2002, $890 million in 2003, $390 million in 2004 and an aggregate of approximately $1.5 billion in 2005 through 2008.

In June 2002, Standard & Poor's downgraded the credit ratings of American, and the credit ratings of a number of other major airlines. The long-term credit ratings of American were removed from Standand & Poor's Credit Watch with negative implications and were given a negative outlook. Any additional reductions in American's credit ratings could result in increased borrowing costs to the Company and might limit the availability of future financing needs.

In addition to the Company's approximately $2.5 billion in cash and short-term investments as of June 30, 2002, the Company has available a variety of future financing sources, including, but not limited to:
(i) the receipt of the remainder of the U.S. Government grant authorized by the Air Transportation Safety and System Stabilization Act (the Act), which is estimated to be in excess of $40 million, (ii) additional secured aircraft debt, (iii) the availability of the Company's $1 billion credit facility, (iv) sale-leaseback transactions of owned property, including aircraft and real estate, (v) the recovery of past federal income taxes paid as a result of a provision in the recently passed economic stimulus package regarding NOL carrybacks, (vi) tax-exempt borrowings for airport facilities, (vii) securitization of future operating receipts, and (viii) unsecured borrowings. No assurance can be given that any of these financing sources will be available on terms acceptable to the Company. However, the Company believes it will meet its current financing needs.

Pursuant to the Act, the Government made available to air carriers, subject to certain conditions, up to $10 billion in federal government guarantees of certain loans. American did not seek such loan guarantees.

As a  result of the September 11, 2001 events, aviation insurers have
significantly  reduced  the  maximum  amount  of  insurance   coverage
available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of
terrorism,  war or similar events (war-risk coverage).   At  the  same
time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. Pursuant to authority granted in the Act, the Government has supplemented the commercial war-risk insurance until August 17, 2002 with a third party liability policy to cover losses to persons other than employees or passengers for renewable 60-day periods. In the event the insurance carriers reduce further the amount of insurance coverage available or the Government fails to renew war-risk insurance, the Company's operations and/or financial position, results of operations or cash flows would be adversely impacted.

As discussed in the Company's 2001 Form 10-K, a provision in the current Allied Pilots Association (APA) contract freezes the number of ASMs and block hours flown on American's two letter marketing code by American's regional carrier partners when American pilots are on furlough (the ASM cap). As AMR Eagle continues to accept previously ordered regional jets, this ASM cap would be reached sometime in 2002, necessitating actions to insure compliance with the ASM cap. American
is  working  with its regional partners to accomplish  this.   Actions
currently being taken and considered by AMR Eagle to reduce its capacity are discussed in the Company's 2001 Form 10-K. In addition, American is removing its code from flights of the AmericanConnection
carriers,  which  are  independent  carriers  that  provide  feed   to
American's St. Louis hub. American believes that the combination of these actions will enable it to comply with this ASM cap through 2002 and for sometime beyond.

In addition, another provision in the current APA contract limits the total number of regional jets with more than 44 seats flown under the American code by American's regional carrier partners to 67 aircraft. Similar to the above, as AMR Eagle continues to accept previously ordered Bombardier CRJ aircraft, this cap would be reached in early 2003. In order to ensure American remains in compliance with this provision, AMR Eagle has reached an agreement in principle to dispose of 14 Embraer 145 aircraft. Ultimately, these airplanes will be acquired by Trans States Airlines, an AmericanConnection carrier. Trans States Airlines will operate these aircraft under its two letter airline code and expects to deploy these aircraft at its St. Louis hub where it feeds American. The potential transaction still requires the consent of certain third parties, including the companies financing these aircraft, and is subject to the negotiation of final documentation.

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets"
(SFAS  142).   SFAS  142  requires the Company to  test  goodwill  and
indefinite-lived intangible assets (for the Company, route acquisition costs) for impairment rather than amortize them. During the first quarter of 2002, the Company completed its impairment analysis for route acquisition costs in accordance with SFAS 142. The analysis did not result in an impairment charge. During the second quarter of 2002, the Company completed the first step of its impairment analysis related to its $1.3 billion of goodwill and determined the Company's net book value to be in excess of the Company's fair market value at January 1, 2002, using American as the reporting unit for purposes of the fair value determination. As a result, the Company is in the process of completing the second step of the impairment analysis which will allocate the newly determined fair value of American to each of its assets and liabilities. This allocation is expected to be completed during the third or fourth quarter of 2002 and will likely result in the Company recording a one-time, non-cash pre-tax charge of up to $1.3
billion  to  write-down American's goodwill.   Such  charge  would  be
nonoperational in nature and would be reflected as a cumulative effect of an accounting change in the consolidated statements of operations.

OUTLOOK

Capacity for American is expected to be down approximately two percent in the third quarter of 2002 compared to last year's third quarter levels. For the third quarter of 2002, the Company expects traffic to be about flat as compared to last year's third quarter levels. Pressure to reduce costs will continue, although the Company will continue to see higher benefit and security costs, increased insurance premiums, and greater interest expense. However, the Company expects to see a slight decrease in fuel prices as compared to the third quarter of 2001 and the continued decline in commission expense due to the commission changes implemented earlier in 2002. In total, American's unit costs, excluding special items, for the third quarter of 2002 are expected to be down approximately 3.5 percent from last year's third quarter level. Notwithstanding the expected decrease in unit costs however, given the revenue pressures seen in the first half of the year and expected to continue into the third quarter, the Company expects to incur a sizable loss in the third quarter and a significant loss for 2002.

In response to these financial challenges, the Company has undertaken a comprehensive review of its business to better align its cost structure with the current revenue environment, aimed at improving productivity, simplifying operations and reducing costs. The Company has begun to implement certain of these changes, including a fleet simplification program, adjustments to its operating schedule and increased airport automation, and will continue to refine its business throughout the coming months.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "believes," and similar expressions are intended to identify forward-looking statements. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to 2001 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There  have  been  no  material  changes  in  market  risk  from   the
information   provided  in  Item  7A.  Quantitative  and   Qualitative
Disclosures About Market Risk of the 2001 Form 10-K.

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

On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas. The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. On April 27, 2001, the U.S. District Court for the District of Kansas granted American's motion for summary judgment. On June 26, 2001, the U.S. Department of Justice appealed the granting of American's motion for summary judgment. The parties have submitted briefs to the 10th Circuit Court of Appeals, which has scheduled the case for oral argument on September 23, 2002. The Company intends to defend the lawsuit vigorously. A final adverse court decision imposing restrictions on the Company's ability to respond to competitors would have an adverse impact on the Company.

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

On May 17, 2002, the named plaintiffs in Hall, et al. v. United Airlines, et al., No. 7:00 CV 123-BR(1), pending in the United States District Court for the Eastern District of North Carolina, filed an amended complaint alleging that between 1995 and the present, American and the other defendant airlines conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. The named plaintiffs seek to certify a nationwide class of travel agents, but no class has yet been certified. American is vigorously defending the lawsuit. Trial is set for April 29, 2003. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's commission policies or practices would have an adverse impact on the Company.

On April 26, 2002, six travel agencies filed an action in the United States District Court for the Central District of California against American, United Air Lines, Delta Air Lines, and Orbitz, LLC, alleging that American and the other defendants: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act; and (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act. The named plaintiffs seek to certify a nationwide class of travel agents, but no class has yet been certified. American is vigorously defending the lawsuit, which is styled Albany Travel Co., et al. v. Orbitz, LLC, et al., No. 02-3459 (ER) (AJW)x. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's distribution practices would have an adverse impact on the Company.

On May 13, 2002, the named plaintiffs in Always Travel, et. al. v. Air Canada, et. al., No. T757-027, pending in the Federal Court of Canada, Trial Division, Montreal, filed a statement of claim alleging that between 1995 and the present, American, the other defendant airlines, and the International Air Transport Association conspired to reduce commissions paid to Canada-based travel agents in violation of
Section 45 of the Competition Act of Canada. The named plaintiffs seek to certify a nationwide class of travel agents, but no class has yet been certified. American is vigorously defending the lawsuit. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's commission policies would have an adverse impact on the Company.

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


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

3.1  Bylaws of American Airlines, Inc., amended as of April 2, 2002.

12    Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2002 and 2001.

Form 8-Ks filed under Item 5 - Other Events

    On June 13, 2002, American Airlines, Inc. filed a report on Form 8-K relating to a press release issued by American to announce the appointment of Jeffrey C. Campbell as Senior Vice President - Finance and Planning and Chief Financial Officer of the Company.

   On June 19, 2002, American Airlines, Inc. filed a report on Form 8-K to provide updated monthly guidance on unit cost, fuel, traffic and capacity for the months of May through August 2002.

Form 8-Ks furnished under Item 9 - Regulation FD Disclosure

   On May 31, 2002, American Airlines, Inc. furnished a report on Form 8-K to provide updated monthly guidance on unit cost, fuel, traffic and capacity for the months of March through July 2002.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  July 19, 2002           BY: /s/  Jeffrey C. Campbell
                               Jeffrey C. Campbell
                               Senior  Vice  President - Finance  and
                               Planning and Chief Financial Officer