Form 10-Q/A
period 2002-03-31
AMERICAN AIRLINES INC
filed 2002-10-18
CIK 4515

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q/A NO. 1



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002.
                               ---------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period From                      to                     .
                               --------------------    ---------------------

Commission file number 1-2691.
                       -------

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

================================================================================

                                EXPLANATORY NOTE

                             AMERICAN AIRLINES, INC.



The purpose of this amendment No. 1 to the American Airlines, Inc. Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 is to solely reflect a cumulative effect of accounting change, as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. This new accounting pronouncement allows companies until December 31, 2002 to quantify the impairment charge, if any, but requires companies to record this charge effective January 1, 2002, resulting in this amended Form 10-Q.

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

Item 4.  Controls and Procedures

PART II:   OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE


CERTIFICATIONS

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                                Three Months Ended March 31,
                                                               ------------------------------
                                                                   2002              2001
                                                               ------------      ------------
REVENUES
    Passenger                                                  $      3,484      $      3,935
    Cargo                                                               133               174
    Other                                                               191               269
                                                               ------------      ------------
      Total operating revenues                                        3,808             4,378


EXPENSES
  Wages, salaries and benefits                                        1,972             1,632
  Aircraft fuel                                                         497               670
  Depreciation and amortization                                         304               278
  Other rentals and landing fees                                        268               236
  Maintenance, materials and repairs                                    230               234
  Aircraft rentals                                                      219               140
  Food service                                                          169               181
  Commissions to agents                                                 151               212
  Other operating expenses                                              720               807
                                                               ------------      ------------
    Total operating expenses                                          4,530             4,390
                                                               ------------      ------------

OPERATING LOSS                                                         (722)              (12)

OTHER INCOME (EXPENSE)
  Interest income                                                        18                22
  Interest expense                                                     (127)              (76)
  Interest capitalized                                                   20                39
  Related party interest - net                                            5               (11)
  Miscellaneous - net                                                    (8)               (6)
                                                               ------------      ------------
                                                                        (92)              (32)
                                                               ------------      ------------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                                   (814)              (44)
Income tax benefit                                                     (272)              (10)
                                                               ------------      ------------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     (542)              (34)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX BENEFIT             (889)               --
                                                               ------------      ------------
NET LOSS                                                       $     (1,431)     $        (34)
                                                               ============      ============

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                                 March 31,       December 31,
                                                                   2002              2001
                                                               ------------      ------------
ASSETS

CURRENT ASSETS
  Cash                                                         $        132      $        117
  Short-term investments                                              2,170             2,856
  Receivables, net                                                    1,843             1,371
  Inventories, net                                                      689               752
  Deferred income taxes                                                 847               844
  Other current assets                                                  543               519
                                                               ------------      ------------
    Total current assets                                              6,224             6,459

EQUIPMENT AND PROPERTY
  Flight equipment, net                                              13,495            13,151
  Other equipment and property, net                                   2,149             2,000
  Purchase deposits for flight equipment                                615               834
                                                               ------------      ------------
                                                                     16,259            15,985

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
  Flight equipment, net                                               1,440             1,492
  Other equipment and property, net                                      93                95
                                                               ------------      ------------
                                                                      1,533             1,587

Route acquisition costs                                                 829               829
Airport operating and gate lease rights, net                            451               459
Other assets                                                          4,014             5,158
                                                               ------------      ------------
                                                               $     29,310      $     30,477
                                                               ============      ============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $      1,388      $      1,717
  Accrued liabilities                                                 2,143             2,017
  Air traffic liability                                               2,930             2,763
  Payable to affiliates, net                                             73                66
  Current maturities of long-term debt                                  386               421
  Current obligations under capital leases                              166               189
                                                               ------------      ------------
    Total current liabilities                                         7,086             7,173

Long-term debt, less current maturities                               6,947             6,530
Obligations under capital leases, less current obligations            1,331             1,396
Deferred income taxes                                                 1,460             1,465
Postretirement benefits                                               2,573             2,538
Other liabilities, deferred gains and deferred credits                5,860             5,896

STOCKHOLDER'S EQUITY
  Common stock                                                           --                --
  Additional paid-in capital                                          2,527             2,596
  Accumulated other comprehensive loss                                  (71)             (145)
  Retained earnings                                                   1,597             3,028
                                                               ------------      ------------
                                                                      4,053             5,479
                                                               ------------      ------------
                                                               $     29,310      $     30,477
                                                               ============      ============


The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                                              Three Months Ended March 31,
                                                                             ------------------------------
                                                                                2002               2001
                                                                             ------------      ------------
NET CASH USED FOR OPERATING ACTIVITIES                                       $       (407)     $        (43)

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures, including purchase deposits for flight equipment             (508)             (746)
  Net decrease in short-term investments                                              686               275
  Proceeds from sale of equipment and property                                         12               126
                                                                             ------------      ------------
        Net cash provided by (used for) investing activities                          190              (345)

CASH FLOW FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations                           (175)              (80)
  Proceeds from issuance of long-term debt                                            469               532
  Funds transferred from affiliates, net                                              (62)               18
                                                                             ------------      ------------
        Net cash provided by financing activities                                     232               470

Net increase in cash                                                                   15                82
Cash at beginning of period                                                           117                86
                                                                             ------------      ------------

Cash at end of period                                                        $        132      $        168
                                                                             ============      ============



The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The Company's 2002 results continue to be adversely impacted by the September 11, 2001 terrorist attacks. In addition, on April 9, 2001, American Airlines, Inc. (a wholly owned subsidiary of AMR Corporation (AMR)) purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc.
         (TWA). Accordingly, the operating results of TWA are included in the accompanying condensed consolidated financial statements for the three-month period ended March 31, 2002 but not for the three-month period ended March 31, 2001. When utilized in this report, all references to American Airlines, Inc. include TWA (collectively, American or the Company). Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K"). Certain amounts from 2001 have been reclassified to conform with the 2002 presentation.

2. Accumulated depreciation of owned equipment and property at March 31, 2002 and December 31, 2001 was $8.2 billion. Accumulated amortization of equipment and property under capital leases at March 31, 2002 and December 31, 2001 was $1.0 billion.

3. The following table provides unaudited pro forma consolidated results of operations, assuming the acquisition of TWA had occurred as of January 1, 2001 (in millions, except per share amounts):

                                  Three Months Ended
                                    March 31, 2001
                                  ------------------
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

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------


5. As of March 31, 2002, the Company had commitments to acquire the following aircraft: 47 Boeing 737-800s, 12 Boeing 777-200ERs, nine Boeing 767-300ERs and one Boeing 757-200 aircraft. Deliveries of these aircraft are scheduled to continue through 2008. Payments for these aircraft are expected to be approximately $375 million during the remainder of 2002, $1 billion in 2003, $500 million in 2004 and an aggregate of approximately $1.3 billion in 2005 through 2008.

6. During the three-month period ended March 31, 2002, American borrowed approximately $225 million under various debt agreements which are secured by aircraft. Effective interest rates on these agreements are based on London Interbank Offered Rate plus a spread and mature in 2012.

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

7. Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires the Company to test goodwill and indefinite-lived intangible assets (for American, route acquisition costs) for impairment rather than amortize them. During the first quarter of 2002, the Company completed its impairment analysis for route acquisition costs in accordance with SFAS 142. The analysis did not result in an impairment charge. In addition, the Company completed its impairment analysis related to its $1.3 billion of goodwill and determined the Company's entire goodwill balance was impaired. In arriving at this conclusion, the Company's net book value was determined to be in excess of the Company's fair value at January 1, 2002, using American as the reporting unit for purposes of the fair value determination. The Company determined its fair value as of January 1, 2002 using various valuation methods, ultimately utilizing an allocation of AMR's fair value, which was determined using market capitalization as the primary indicator of fair value. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $889 million (net of a tax benefit of $363 million) to write-off all of American's goodwill. This charge is nonoperational in nature and is reflected as a cumulative effect of accounting change in the consolidated statements of operations. This charge does not affect the Company's financial covenants in any of its credit agreements.

         In addition, effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133). SFAS 133 required the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges are adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings. The adoption of SFAS 133 did not result in a cumulative effect adjustment being recorded to net income for the change in accounting. However, the Company recorded a transition adjustment of approximately $64 million in Accumulated other comprehensive loss in the first quarter of 2001.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

         The following table provides information relating to the Company's amortized intangible assets as of March 31, 2002 (in millions):

                                                          Accumulated
                                            Cost         Amortization
                                        ------------     ------------
AMORTIZED INTANGIBLE ASSETS:
   Airport operating rights             $        449     $        132
   Gate lease rights                             209               75
                                        ------------     ------------
     Total                              $        658     $        207
                                        ============     ============

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

8. The Company includes unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of certain derivative financial instruments that qualify for hedge accounting in comprehensive income (loss). For the three months ended March 31, 2002 and 2001, comprehensive income (loss) was $(1,357) million and $40 million, respectively. The difference between net loss and comprehensive loss for the three months ended March 31, 2002 is due primarily to the accounting for the Company's derivative financial instruments under SFAS 133. The difference between net loss and comprehensive income for the three months ended March 31, 2001 was due primarily to the cumulative effect of the adoption of SFAS 133 and the accounting for the Company's derivative financial instruments under SFAS 133.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

SUMMARY American Airlines, Inc. (a wholly owned subsidiary of AMR Corporation) recorded a LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE for the three months ended March 31, 2002 of $542 million. This compares to a net loss of $34 million for the first quarter of 2001. American Airlines, Inc. OPERATING LOSS of $722 million increased $710 million compared to the same period in 2001. The Company's 2002 results continue to be adversely impacted by the September 11, 2001 terrorist attacks. In addition, on April 9, 2001, American Airlines, Inc. purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the operating results of TWA are included in the accompanying condensed consolidated financial statements for the three-month period ended March 31, 2002 but not for the three-month period ended March 31, 2001. All references to American Airlines, Inc. include TWA (collectively, American or the Company). In addition, the Company recorded a one-time, non-cash charge of $889 million (net of tax), reflected as a cumulative effect of accounting change, to write-off American's goodwill.

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

As discussed in the Company's 2001 Form 10-K, a provision in the current Allied Pilots Association contract further limits the number of ASMs and block hours flown by American's regional carrier partners when American pilots are on furlough. As AMR Eagle continues to accept previously ordered regional jets, this will cause the ASM cap to be reached sometime in the first half of 2002, necessitating actions to comply with that cap. American is working with its regional partners to ensure that it is in compliance with this provision. Actions currently being taken and considered by AMR Eagle to reduce its capacity are discussed in AMR Corporation's 2001 Form 10-K. In addition, American is removing its code from flights of the American Connection carriers, which are independent carriers that provide feed to American's St. Louis hub. American believes that the combination of all these actions will enable it to comply with the ASM cap through 2002 and for sometime beyond.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report (October 18, 2002). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

99 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

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


                                            AMERICAN AIRLINES, INC.


Date:  October 18, 2002               BY:   /s/  Jeffrey C. Campbell
                                            ------------------------------------
                                            Jeffrey C. Campbell
                                            Senior Vice President - Finance and
                                            Planning and Chief Financial Officer

CERTIFICATIONS

I, Donald J. Carty, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A No. 1 of American Airlines, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 18, 2002                      /s/ Donald J. Carty
                                            ------------------------------------
                                            Donald J. Carty
                                            Chairman and Chief Executive Officer

I, Jeffrey C. Campbell, certify that:

1. I have reviewed this quarterly report on Form 10-Q/A No. 1 of American Airlines, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 18, 2002                      /s/ Jeffrey C. Campbell
                                            ------------------------------------
                                            Jeffrey C. Campbell
                                            Senior Vice President and Chief
                                            Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
------            -----------
12       Computation of ratio of earnings to fixed charges for the three months ended March 31, 2002 and 2001.

99       Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002
         (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).