Form 10-Q/A
period 2002-06-30
AMERICAN AIRLINES INC
filed 2002-10-18
CIK 4515

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

================================================================================

                                EXPLANATORY NOTE

                             AMERICAN AIRLINES, INC.



The purpose of this amendment No. 1 to the American Airlines, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 is to solely reflect a cumulative effect of accounting change, as a result of the adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. This new accounting pronouncement allows companies until December 31, 2002 to quantify the impairment charge, if any, but requires companies to record this charge effective January 1, 2002, resulting in this amended Form 10-Q.

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

CERTIFICATIONS

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     ----------------------------    ----------------------------
                                                         2002            2001            2002            2001
                                                     ------------    ------------    ------------    ------------
REVENUES
    Passenger                                        $      3,747    $      4,645    $      7,231    $      8,580
    Cargo                                                     141             188             274             362
    Other revenues                                            222             315             413             584
                                                     ------------    ------------    ------------    ------------
      Total operating revenues                              4,110           5,148           7,918           9,526


EXPENSES
  Wages, salaries and benefits                              2,017           2,008           3,989           3,640
  Aircraft fuel                                               621             802           1,118           1,472
  Depreciation and amortization                               299             316             603             594
  Other rentals and landing fees                              284             298             552             534
  Maintenance, materials and repairs                          248             246             478             480
  Aircraft rentals                                            208             218             427             358
  Food service                                                178             217             347             398
  Commissions to agents                                       149             244             300             456
  Special charges                                              --             586              --             586
  Other operating expenses                                    737             914           1,457           1,721
                                                     ------------    ------------    ------------    ------------
    Total operating expenses                                4,741           5,849           9,271          10,239
                                                     ------------    ------------    ------------    ------------

OPERATING LOSS                                               (631)           (701)         (1,353)           (713)

OTHER INCOME (EXPENSE)
  Interest income                                              18              22              36              44
  Interest expense                                           (123)            (93)           (250)           (169)
  Interest capitalized                                         21              35              41              74
  Related party interest - net                                  5             (11)             10             (22)
  Miscellaneous - net                                           4              36              (4)             30
                                                     ------------    ------------    ------------    ------------
                                                              (75)            (11)           (167)            (43)
                                                     ------------    ------------    ------------    ------------

LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE                                         (706)           (712)         (1,520)           (756)
Income tax benefit                                           (220)           (257)           (492)           (267)
                                                     ------------    ------------    ------------    ------------
LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE           (486)           (455)         (1,028)           (489)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, NET OF TAX
   BENEFIT                                                     --              --            (889)             --
                                                     ------------    ------------    ------------    ------------
NET LOSS                                             $       (486)   $       (455)   $     (1,917)   $       (489)
                                                     ============    ============    ============    ============




The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                                June 30,         December 31,
                                                                  2002              2001
                                                               ------------      ------------
ASSETS

CURRENT ASSETS
  Cash                                                         $        191      $        117
  Short-term investments                                              2,352             2,856
  Receivables, net                                                    1,530             1,371
  Inventories, net                                                      676               752
  Deferred income taxes                                                 846               844
  Other current assets                                                  179               519
                                                               ------------      ------------
    Total current assets                                              5,774             6,459

EQUIPMENT AND PROPERTY
  Flight equipment, net                                              13,519            13,151
  Other equipment and property, net                                   2,234             2,000
  Purchase deposits for flight equipment                                607               834
                                                               ------------      ------------
                                                                     16,360            15,985

EQUIPMENT AND PROPERTY UNDER CAPITAL LEASES
  Flight equipment, net                                               1,372             1,492
  Other equipment and property, net                                      92                95
                                                               ------------      ------------
                                                                      1,464             1,587

Route acquisition costs                                                 829               829
Airport operating and gate lease rights, net                            446               459
Other assets                                                          4,228             5,158
                                                               ------------      ------------
                                                               $     29,101      $     30,477
                                                               ============      ============
LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $      1,478      $      1,717
  Accrued liabilities                                                 2,189             2,017
  Air traffic liability                                               3,059             2,763
  Payable to affiliates, net                                             69                66
  Current maturities of long-term debt                                  255               421
  Current obligations under capital leases                              119               189
                                                               ------------      ------------
    Total current liabilities                                         7,169             7,173

Long-term debt, less current maturities                               7,165             6,530
Obligations under capital leases, less current obligations            1,331             1,396
Deferred income taxes                                                 1,426             1,465
Postretirement benefits                                               2,611             2,538
Other liabilities, deferred gains and deferred credits                5,808             5,896

STOCKHOLDER'S EQUITY
  Common stock                                                           --                --
  Additional paid-in capital                                          2,550             2,596
  Accumulated other comprehensive loss                                  (70)             (145)
  Retained earnings                                                   1,111             3,028
                                                               ------------      ------------
                                                                      3,591             5,479
                                                               ------------      ------------
                                                               $     29,101      $     30,477
                                                               ============      ============

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)
--------------------------------------------------------------------------------

                                                                                Six Months Ended June 30,
                                                                             ------------------------------
                                                                                 2002              2001
                                                                             ------------      ------------

NET CASH PROVIDED BY (USED FOR) OPERATING ACTIVITIES                         $        (53)     $        732

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures, including purchase deposits for flight equipment             (846)           (1,924)
  Acquisition of Trans World Airlines, Inc.                                            --              (742)
  Net decrease in short-term investments                                              504               352
  Proceeds from sale of equipment and property                                        160               204
  Other                                                                                36                (6)
                                                                             ------------      ------------
        Net cash used for investing activities                                       (146)           (2,116)

CASH FLOW FROM FINANCING ACTIVITIES:
  Payments on long-term debt and capital lease obligations                           (296)             (159)
  Proceeds from issuance of long-term debt                                            612             1,433
  Funds transferred between affiliates, net                                           (43)              285
                                                                             ------------      ------------
        Net cash provided by financing activities                                     273             1,559
                                                                             ------------      ------------

Net increase in cash                                                                   74               175
Cash at beginning of period                                                           117                86
                                                                             ------------      ------------

Cash at end of period                                                        $        191      $        261
                                                                             ============      ============









The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals and the asset impairment charge as discussed in footnote 8, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The Company's 2002 results continue to be adversely impacted by the September 11, 2001 terrorist attacks and the resulting effect on the economy and the air transportation industry. In addition, on April 9, 2001, Trans World Airlines LLC (TWA LLC, a wholly owned subsidiary of AMR Corporation (AMR)) purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the operating results of TWA LLC are included in the accompanying condensed consolidated financial statements for the three and six month periods ended June 30, 2002 whereas for 2001 the results of TWA LLC were included only for the period April 10, 2001 through June 30, 2001. When utilized in this report, all references to American Airlines, Inc. include the operations of TWA LLC since April 10, 2001 (collectively, American). Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K").

2. Accumulated depreciation of owned equipment and property at June 30, 2002 and December 31, 2001 was $8.3 billion and $8.2 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 2002 and December 31, 2001 was $920 million and $1.0 billion, respectively.

3. The following table provides unaudited pro forma consolidated results of operations, assuming the acquisition of TWA had occurred as of January 1, 2001 (in millions):


                         Six Months Ended
                           June 30, 2001
                       --------------------

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

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

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

5. As of June 30, 2002, the Company had commitments to acquire the following aircraft: 47 Boeing 737-800s, 11 Boeing 777-200ERs and nine Boeing 767-300ERs. Deliveries of these aircraft are scheduled to continue through 2008. Payments for these aircraft are expected to be approximately $210 million during the remainder of 2002, $890 million in 2003, $390 million in 2004 and an aggregate of approximately $1.5 billion in 2005 through 2008.

6. During the six month period ended June 30, 2002, American borrowed approximately $372 million under various debt agreements which are secured by aircraft. Effective interest rates on these agreements are based on London Interbank Offered Rate plus a spread and mature over various periods of time through 2018.

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

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
--------------------------------------------------------------------------------

         The following table provides information relating to the Company's amortized intangible assets as of June 30, 2002 (in millions):

                                                   Accumulated       Net Book
                                     Cost         Amortization         Value
                                 ------------     ------------     ------------
AMORTIZED INTANGIBLE ASSETS:
   Airport operating rights      $        449     $        136     $        313
   Gate lease rights                      209               76              133
                                 ------------     ------------     ------------
     Total                       $        658     $        212     $        446
                                 ============     ============     ============

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

8. In conjunction with the acquisition of TWA, coupled with revisions to the Company's fleet plan to accelerate the retirement dates of its Fokker 100 aircraft, during the second quarter of 2001 the Company determined these aircraft were impaired under Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS
         121). As a result, during the second quarter of 2001, the Company recorded an asset impairment charge of approximately $586 million relating to the write-down of the carrying value of 71 Fokker 100 aircraft and related rotables to their estimated fair market values which is included in Special charges on the accompanying consolidated statements of operations. Management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions. In determining the fair market value of these aircraft, the Company considered outside third party appraisals and recent transactions involving sales of similar aircraft. As a result of the writedown of these aircraft to fair market value, as well as the acceleration of the retirement dates and changes in salvage values, depreciation and amortization will decrease by approximately $18 million on an annualized basis.

9. The Company includes unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of certain derivative financial instruments that qualify for hedge accounting in comprehensive loss. For the three months ended June 30, 2002 and 2001, comprehensive loss was $487 million and $457 million, respectively. In addition, for the six months ended June 30, 2002 and 2001, comprehensive loss was $1,842 million and $417 million, respectively. The difference between net loss and comprehensive loss is due primarily to the accounting for the Company's derivative financial instruments under SFAS 133. In addition, the six month period ended June 30, 2001 includes the cumulative effect of the adoption of SFAS 133.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

SUMMARY American's LOSS BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE for the six months ended June 30, 2002 was $1,028 million as compared to a net loss of $489 million for the same period in 2001. American's OPERATING LOSS for the six months ended June 30, 2002 was $1,353 million, compared to an operating loss of $713 million for the same period in 2001. American's 2002 results continue to be adversely impacted by the September 11, 2001 terrorist attacks and the resulting effect on the economy and the air transportation industry. On April 9, 2001, Trans World Airlines LLC (TWA LLC, a wholly owned subsidiary of AMR Corporation) purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the operating results of TWA LLC are included in the accompanying condensed consolidated financial statements for the six month period ended June 30, 2002 whereas for 2001 the results of TWA LLC were included only for the period April 10, 2001 through June 30, 2001. All references to American Airlines, Inc. include the operations of TWA LLC since April 10, 2001 (collectively, American). In addition, the Company recorded a one-time, non-cash charge of $889 million (net of tax), reflected as a cumulative effect of accounting change, to write-off American's goodwill. American's 2001 results include: (i) a $586 million charge ($368 million after-tax) related to the writedown of the carrying value of its Fokker 100 aircraft and related rotables in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (see footnote 8 to the condensed consolidated financial statements), and (ii) a $45 million gain ($29 million after-tax) from the settlement of a legal matter related to the Company's 1999 labor disruption.

Although traffic has continued to increase on significantly reduced capacity since the events of September 11, 2001, the Company's 2002 revenues were down significantly year-over-year. In addition to the residual effects of September 11, the Company's revenues continue to be negatively impacted by the economic slowdown, seen largely in business travel declines, the geographic distribution of the Company's network and reduced fares. In total, the Company's REVENUES decreased $1,608 million, or 16.9 percent, in 2002 versus the same period in 2001. American's PASSENGER REVENUES decreased by 15.7 percent, or $1,349 million in 2002 as compared to the same period in 2001. American's domestic revenue per available seat mile (RASM) decreased 13.4 percent, to 8.58 cents, on a capacity decrease of 0.4 percent, to 61.3 billion available seat miles (ASMs). International RASM decreased to 8.67 cents, or 7.7 percent, on a capacity decrease of 14 percent. The decrease in international RASM was due to a 10.2 percent and 7.9 percent decrease in Latin American and European RASM, respectively, slightly offset by a 5.6 percent increase in Pacific RASM. The decrease in international capacity was driven by a 36.4 percent, 15.2 percent and 8.2 percent reduction in Pacific, European and Latin American ASMs, respectively.

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

OTHER INFORMATION

NET CASH USED FOR OPERATING ACTIVITIES in the six month period ended June 30, 2002 was $53 million, a decrease of $785 million over the same period in 2001, due primarily to an increase in the Company's net loss. Included in net cash used for operating activities during the first six months of 2002 was approximately $658 million received by the Company as a result of the utilization of its 2001 NOL's. Capital expenditures for the first six months of 2002 were $846 million and included the acquisition of seven Boeing 757-200s and three Boeing 777-200ER aircraft. These capital expenditures were financed primarily through secured mortgage agreements. Proceeds from the sale of equipment and property of $160 million include the proceeds received upon delivery of three McDonnell Douglas MD-11 aircraft to FedEx.

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

In June 2002, Standard & Poor's downgraded the credit ratings of American, and the credit ratings of a number of other major airlines. The long-term credit ratings of American were removed from Standard & Poor's Credit Watch with negative implications and were given a negative outlook. Any additional reductions in American's credit ratings could result in increased borrowing costs to the Company and might limit the availability of future financing needs.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

3.1 Bylaws of American Airlines, Inc., amended as of April 2, 2002. For document description, see American Airlines, Inc. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, as filed on July 19, 2002.

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


                                        AMERICAN AIRLINES, INC.




Date:  October 18, 2002           BY:   /s/  Jeffrey C. Campbell
                                        -------------------------------------
                                        Jeffrey C. Campbell
                                        Senior Vice President -
                                        Finance and Planning and Chief
                                        Financial Officer

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

Date: October 18, 2002                 /s/ Donald J. Carty
                                       -----------------------------------------
                                       Donald J. Carty
                                       Chairman and Chief Executive Officer

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

Date: October 18, 2002                 /s/ Jeffrey C. Campbell
                                       -----------------------------------------
                                       Jeffrey C. Campbell
                                       Senior Vice President and Chief Financial
                                       Officer

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