Form 10-Q
period 2002-09-30
AMERICAN AIRLINES INC
filed 2002-10-18
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2002.


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


Common Stock, $1 par value - 1,000 shares as of October 14,
2002.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.





PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and nine months ended September 30, 2002 and 2001

  Condensed  Consolidated  Balance Sheets - September  30,  2002  and
  December 31, 2001

  Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2002 and 2001

  Notes  to  Condensed Consolidated Financial Statements -  September
  30, 2002

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

CERTIFICATIONS

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions, except per share amounts)

<Captions>

                                 Three Months          Nine Months
                                     Ended                Ended
                                 September 30,        September 30,
                                2002      2001       2002      2001
Revenues
  Passenger                   $3,754     $4,031     $10,985    $12,611
  Cargo                          137        157         411        519
  Other revenues                 236        266         649        850
    Total operating revenues   4,127      4,454      12,045     13,980


Expenses
  Wages, salaries and benefits 2,012      2,012       6,001      5,652
  Aircraft fuel                  657        739       1,775      2,211
  Depreciation and amortization  299        330         902        924
  Other rentals and landing fees 291        301         843        835
  Maintenance, materials and
   repairs                       251        286         729        766
  Aircraft rentals               203        223         630        581
  Food service                   189        207         536        605
  Commissions to agents          100        195         400        651
  Special charges - net of
   U.S. Government grant         615       (249)        615        337
  Other operating expenses       762        882       2,219      2,603
    Total operating expenses   5,379      4,926      14,650     15,165

Operating Loss                (1,252)      (472)     (2,605)    (1,185)

Other Income (Expense)
  Interest income                 18         16          54         60
  Interest expense              (130)       (84)       (380)      (253)
  Interest capitalized            21         35          62        109
  Related party interest - net     4        (11)         14        (33)
  Miscellaneous - net              3         (9)         (1)        21
                                 (84)       (53)       (251)       (96)

Loss Before Income Taxes and
 Cumulative Effect of
 Accounting Change            (1,336)      (525)     (2,856)    (1,281)
Income tax benefit              (485)      (187)       (977)      (454)
Loss Before Cumulative Effect
 of Accounting Change           (851)      (338)     (1,879)      (827)
Cumulative Effect of
 Accounting Change,
 net of tax benefit                -          -        (889)        -
Net Loss                      $ (851)     $(338)    $(2,768)   $ (827)



The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

<Captions>
                                            September 30,  December 31,
                                               2002           2001
Assets
Current Assets
  Cash                                      $    121       $    117
  Short-term investments                       2,697          2,856
  Receivables, net                             1,498          1,371
  Inventories, net                               590            752
  Deferred income taxes                          846            844
  Other current assets                           151            519
    Total current assets                       5,903          6,459

Equipment and Property
  Flight equipment, net                       13,093         13,151
  Other equipment and property, net            2,278          2,000
  Purchase deposits for flight equipment         650            834
                                              16,021         15,985

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,351          1,492
  Other equipment and property, net              121             95
                                               1,472          1,587

Route acquisition costs                          829            829
Airport operating and gate lease rights, net     435            459
Other assets                                   4,409          5,158
                                            $ 29,069       $ 30,477

Liabilities and Stockholder's Equity

Current Liabilities
  Accounts payable                          $  1,278       $  1,717
  Accrued liabilities                          2,324          2,017
  Air traffic liability                        2,852          2,763
  Payable to affiliates, net                      78             66
  Current maturities of long-term debt           301            421
  Current obligations under capital leases       116            189
    Total current liabilities                  6,949          7,173

Long-term debt, less current maturities        8,458          6,530
Obligations under capital leases, less
 current obligations                           1,314          1,396
Deferred income taxes                          1,075          1,465
Postretirement benefits                        2,625          2,538
Other  liabilities,  deferred  gains   and
 deferred credits                              5,933          5,896

Stockholder's Equity
  Common stock                                     -              -
  Additional paid-in capital                   2,499          2,596
  Accumulated other comprehensive loss           (44)          (145)
  Retained earnings                              260          3,028
                                               2,715          5,479
                                            $ 29,069       $ 30,477

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

<Captions>
                                                     Nine Months Ended
                                                       September 30,
                                                   2002          2001
Net Cash (Used) Provided by Operating Activities $  (629)       $ 1,132

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                  (1,164)        (2,728)
  Acquisition of Trans World Airlines, Inc.            -           (742)
  Net (increase) decrease in short-term
   investments                                       159           (707)
  Proceeds from:
    Sale of equipment and property                   188            308
    Other                                            (91)            44
        Net cash used for investing activities      (908)        (3,825)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                                (341)          (249)
  Proceeds from:
    Issuance of long-term debt                     1,967          2,515
    Sale-leaseback transactions                        -            141
  Funds transferred (to) from affiliates, net        (85)           266
       Net cash provided by financing activities   1,541          2,673

Net increase (decrease) in cash                        4            (20)
Cash at beginning of period                          117             86

Cash at end of period                            $   121        $    66

Activities Not Affecting Cash:
Capital contribution from Parent to American     $     -        $ 1,500


















The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The  accompanying  unaudited  condensed  consolidated  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, the impact of the September 11, 2001 terrorist attacks and the initiatives announced on August 13, 2002 referred to below, and asset impairment and other charges necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. The Company's 2002 results continue to be adversely impacted by the September 11, 2001 terrorist attacks and the resulting
  effect  on  the  economy  and the air transportation  industry.   In
  addition,  on April 9, 2001, Trans World Airlines LLC  (TWA  LLC,  a
  wholly   owned  subsidiary  of  AMR  Corporation  (AMR))   purchased
  substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the operating results of TWA LLC are included in the accompanying condensed consolidated financial statements for the three and nine month periods ended
  September 30, 2002 whereas for 2001 the results of TWA LLC were included only for the period April 10, 2001 through September 30,
  2001.   When  utilized  in this report, all references  to  American
  Airlines, Inc. include the operations of TWA LLC since April 10, 2001 (collectively, American). Certain amounts have been reclassified to conform with the 2002 presentation. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. Annual Report on Form 10-K for the year ended December 31, 2001 ("2001 Form 10-K").

2.On August 13, 2002, the Company announced a series of initiatives to reduce its costs, reduce capacity, simplify its aircraft fleet, and enhance productivity. These initiatives include, among other things, de-peaking of the Company's Dallas/Fort Worth International Airport hub; gradually phasing out operation of its Fokker aircraft fleet by
  2005;  and  reducing  capacity in the fourth quarter  of  2002.   In
  addition, the Company announced that it would reduce an estimated 7,000 jobs by March 2003 to realign its workforce with the planned capacity reductions, fleet simplification, and hub restructurings.

  On September 11, 2001, two American Airlines aircraft were hijacked and destroyed in terrorist attacks on The World Trade Center in New York City and the Pentagon in northern Virginia. On the same day, two United Air Lines aircraft were also hijacked and used in terrorist attacks. In addition to the loss of life on board the aircraft, these attacks resulted in thousands of deaths and injuries to persons on the ground and massive property damage. In response to those terrorist attacks, the Federal Aviation Administration issued a federal ground stop order on September 11, 2001, prohibiting all flights to, from, and within the United States. Airports did not reopen until September 13, 2001 (except for Washington Reagan Airport, which was partially reopened on October 4, 2001). The Company was able to operate only a portion of its scheduled flights for several days thereafter. When flights were permitted to resume, passenger traffic and yields on the Company's flights were significantly lower than prior to the attacks. As a result, following these attacks, the Company reduced its operating schedule to approximately 80 percent of the schedule it flew prior to September 11, 2001. In addition, as a result of its schedule reduction and the sharp fall off in passenger traffic, the Company eliminated approximately 20,000 jobs.

  On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Act). Under the airline compensation provisions of the Act, each air carrier was entitled to receive the lesser of: (i) its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or
  (ii) its proportional available seat mile allocation of the $5 billion compensation available under the Act. The Company received its final compensation from the U.S. Government under the Act during the third quarter of 2002. The Company received a total of $837 million from the U.S. Government under the Act. For the nine months ended September 30, 2002 and 2001, the Company recorded approximately $10 million and $780 million, respectively, as compensation under the Act, which is included in Special charges - net of U.S. Government grant, on the accompanying consolidated statements of operations.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Special charges - net of U.S. Government grant includes the following (in millions):

                                      Nine Months Ended
                                        September 30,
                                     2002          2001

  Aircraft charges                 $  565        $  984
  Facility exit costs                   3            60
  Employee charges                     57            53
  Other                                 -            20
   Total special charges              625         1,117
  Less:  U.S. Government grant        (10)         (780)
                                   $  615        $  337


  Aircraft Charges

  In connection with the Company's August 13, 2002 announcement and related revisions to its fleet plan to accelerate the retirement of its owned Fokker 100 aircraft, the Company determined that these aircraft are impaired under Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144). As a result of this determination, during the third quarter of 2002, the Company recorded an asset impairment charge of approximately $277 million reflecting the diminution in the fair value of these aircraft and related rotables, the write-down of certain related inventory to realizable value, and the accrual of certain other costs. Cash outlays are estimated to be approximately $10 million and will extend through 2007.

  Furthermore, the Company accelerated the retirement of nine operating leased Boeing 767-300 aircraft to the fourth quarter of 2002 (previously scheduled to be retired by May 2003), and its four operating leased Fokker 100 aircraft to 2004 (previously scheduled to be retired by 2010). As a result, during the third quarter of 2002, the Company recorded a charge of approximately $189 million related primarily to future lease commitments on these aircraft past the dates they will be removed from service, lease return costs, the write-down of excess Boeing 767-300 related inventory and rotables to realizable value, and the accrual of certain other costs. Cash outlays are estimated to be approximately $159 million and will occur over the remaining lease terms, which extend through 2014.

  In  addition,  during  the third quarter of 2002,  as  a  result  of revisions to its fleet plan, the Company recorded a charge of approximately $99 million related primarily to contract cancellation costs and other costs related to discontinued aircraft modifications.

  During the second quarter of 2001, in conjunction with the acquisition of certain assets from TWA, coupled with revisions to the Company's fleet plan to accelerate the retirement dates of its owned Fokker 100 aircraft, the Company determined these aircraft were impaired. As a result, during the second quarter of 2001, the Company recorded an asset impairment charge of approximately $586 million relating to the write-down of the carrying value of these aircraft and related rotables to their estimated fair values.

  Furthermore, during the third quarter of 2001, following the events of September 11, 2001 and decisions by other carriers to ground their Fokker 100 fleets, the Company determined that its Fokker 100 aircraft were further impaired. Therefore, during the third quarter of 2001, the Company recorded an additional charge of approximately $325 million reflecting the diminution in the estimated fair value of these aircraft and related rotables.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  In September 2001, the Company announced that it would accelerate the retirement of its remaining 50 owned Boeing 727-200 aircraft to early 2002, ground all McDonnell Douglas DC-9 (DC9) aircraft by the end of October 2001, and immediately ground eight McDonnell Douglas MD-80 (MD80) aircraft. As a result, during the third quarter of 2001, the Company recorded a charge of approximately $73 million related primarily to future lease commitments on the DC9 and MD80 operating leased aircraft past the dates they were removed from service, lease return and storage costs, and the write-down of one owned MD80 aircraft to its estimated fair value. Cash outlays during 2002 related to the accelerated retirement of these operating leased DC9 and MD80 aircraft total $17 million.

  In determining the asset impairment charges described above, management estimated the undiscounted future cash flows utilizing models used by the Company in making fleet and scheduling decisions. In determining the fair value of these aircraft, the Company considered outside third party appraisals and recent transactions involving sales of similar aircraft. In 2002, the Company also considered internal valuation models in determining the fair value of these aircraft, incorporating the fact that with this grounding, no major airline will operate the Fokker F100 fleet type. As a result of the write-down of these aircraft to fair value, as well as the acceleration of the retirement dates, depreciation and amortization will decrease from the amounts recognized in the third quarter of 2002 by approximately $33 million on an annualized basis.

  Facility exit costs

  In response to the September 11, 2001 terrorist attacks, the Company announced that it would discontinue service at Dallas Love Field and discontinue or reduce service on several of its international routes. In addition, the Company announced it would close six Admiral's Clubs, five airport Platinum Service Centers and approximately 105 off-airport Travel Centers in 37 cities, all effective September 28, 2001. As a result of these announcements, during the third quarter of 2001, the Company recorded a $60 million charge related primarily to future lease commitments and the write-off of leasehold improvements and fixed assets. Cash outlays during 2002 related to these accruals total $3 million.

  Employee charges

  On August 13, 2002, the Company announced that it would reduce an estimated 7,000 jobs by March 2003 to realign its workforce with the planned capacity reductions, fleet simplification, and hub restructurings. This reduction in workforce, which will affect all work groups (pilots, flight attendants, mechanics, fleet service clerks, agents, management and support staff personnel), will be accomplished through various measures, including limited voluntary programs, leaves of absence, part-time work schedules, furloughs in accordance with collective bargaining agreements, and permanent layoffs. As a result, during the third quarter of 2002, the Company recorded an employee charge of approximately $57 million primarily related to voluntary programs in accordance with collective bargaining agreements with its pilot and flight attendant work groups. Cash outlays for the employee charge will be incurred over a period of up to twelve months and will approximate the amount of the charge recorded. In addition, the Company expects to incur additional employee charges related to this reduction in workforce in the fourth quarter of 2002.

  On September 19, 2001, the Company announced that it would be forced to reduce its workforce by approximately 20,000 jobs across all work groups. This reduction in workforce, which the Company accomplished through various measures, including leaves of absence, job sharing, elimination of open positions, furloughs in accordance with collective bargaining agreements, and permanent layoffs, resulted from the September 11, 2001 terrorist attacks and the Company's subsequent reduction of its operating schedule by approximately 20 percent. In connection therewith, during the third quarter of 2001, the Company recorded a charge of approximately $53 million for employee termination benefits. Cash outlays for the employee charges were incurred substantially during the fourth quarter of 2001.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

3.Effective  January  1, 2002, the Company  adopted  Statement  of
  Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires the Company to test goodwill
  and   indefinite-lived  intangible  assets  (for   American,   route
  acquisition costs) for impairment rather than amortize them. During the first quarter of 2002, the Company completed its impairment analysis for route acquisition costs in accordance with SFAS 142. The analysis did not result in an impairment charge. During the third quarter of 2002, the Company completed its impairment analysis related to its $1.3 billion of goodwill and determined the Company's entire goodwill balance was impaired. In arriving at this conclusion, the Company's net book value was determined to be in excess of the
  Company's  fair  value  at January 1, 2002, using  American  as  the
  reporting  unit  for purposes of the fair value determination.   The
  Company determined its fair value as of January 1, 2002 using various valuation methods, utimately using an allocation of AMR's fair value, which was determined using market capitalization as the primary indicator of fair value. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $889 million (net of a tax benefit of $363 million) to write-off all of American's goodwill. This charge is nonoperational in nature and is reflected as a cumulative effect of accounting change in the consolidated statements of operations. This charge does not affect the Company's financial covenants in any of its credit agreements.

  The following table provides information relating to the Company's amortized intangible assets as of September 30, 2002 (in millions):

                                               Accumulated    Net Book
                                    Cost      Amortization     Value
  Amortized intangible  assets:
   Airport operating rights      $  449        $    141   $    308
   Gate lease rights                204              77        127
   Total                         $  653        $    218   $    435

  Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value. For the three and nine month periods ended September 30, 2002, the Company recorded amortization expense of approximately $6 million and $19 million, respectively, related to these intangible assets. The Company expects to record annual amortization expense of approximately $26 million in each of the next five years related to these intangible assets.

  The pro forma effect of discontinuing amortization of goodwill and route acquisition costs under SFAS 142 - assuming the Company had adopted this standard as of January 1, 2001 - results in an adjusted net loss of approximately $329 million and $800 million, respectively, for the three and nine month periods ended September 30, 2001.

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

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

4.Accumulated  depreciation  of owned equipment  and  property  at
  September 30, 2002 and December 31, 2001 was $7.7 billion and $8.2 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 2002 and December 31, 2001 was approximately $945 million and $1.0 billion, respectively.

  Receivables, net at September 30, 2002 includes a receivable from the U.S. Government of $522 million as a result of a provision in the recently passed economic stimulus package regarding net operating loss carrybacks.

5.The following table provides unaudited pro forma consolidated results of operations, assuming the acquisition of TWA had occurred as of January 1, 2001 (in millions, except per share amounts):

                                      Nine Months Ended
                                     September 30, 2001

  Operating revenues                 $   14,846
  Net loss                           $     (834)

  The unaudited pro forma consolidated results of operations have been prepared for comparative purposes only. These amounts are not indicative of the combined results that would have occurred had the transaction actually been consummated on the date indicated above and are not indicative of the consolidated results of operations which may occur in the future.

6.As  discussed  in  the  notes  to  the  consolidated  financial statements included in the Company's 2001 Form 10-K, Miami-Dade County (the County) is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost
  recovery   methods.   American  has  been  named  as  a  potentially
  responsible  party (PRP) for the contamination at MIA.   During  the
  second quarter of 2001, the County filed a lawsuit against 17 defendants, including American, in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and
  companies  were  also  named  as  PRPs  and  contributors   to   the
  contamination.   American's portion of the cleanup costs  cannot  be
  reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision.

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

7.As of September 30, 2002, the Company had commitments to acquire the following aircraft: 47 Boeing 737-800s, 11 Boeing 777-200ERs and 9 Boeing 767-300ERs. Deliveries of these aircraft are scheduled to continue through 2010. Payments for these aircraft are expected to be approximately $35 million during the remainder of 2002, $457 million in 2003, $0 in 2004 and an aggregate of approximately $2.7 billion in 2005 through 2010. These commitments and cash flows reflect agreements the Company has with Boeing to defer 34 of its 2003 through 2005 deliveries to 2007 and beyond.

  In addition to these deferrals, Boeing has agreed to provide backstop financing for certain aircraft deliveries in 2003. In return, American has agreed to grant Boeing a security interest in certain advance payments previously made and in certain rights under the aircraft purchase agreement between American and Boeing.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Approximately $740 million of special facility revenue bonds, issued by local municipalities to purchase equipment and improve facilities that are leased to American under operating lease agreements, contain mandatory tender provisions that require American to repurchase the bonds at various times through 2008, including $200 million in November 2003. These special facility revenue bonds are guaranteed by American, AMR or both. Although American has the right to remarket the bonds there can be no assurance that these bonds will be successfully remarketed. Any payments to purchase bonds that are not remarketed would be considered prepaid facility rentals and would reduce future operating lease commitments.

8.In  March  2002,  the Regional Airports Improvement  Corporation
  issued   facilities  sublease  revenue  bonds  at  the  Los  Angeles
  International Airport to provide reimbursement to American for certain facility construction costs. The Company has recorded the total amount of the issuance of $284 million (net of $13 million discount) as long-term debt on the condensed consolidated balance sheets as of September 30, 2002. These obligations bear interest at fixed rates, with an average effective rate of 7.88 percent, and mature over various periods of time, with a final maturity in 2024. The Company has received approximately $237 million in reimbursements of facility
  construction costs and other items through September 30, 2002.   The
  remaining $47 million of the bond issuance proceeds not yet received, classified as Other assets on the condensed consolidated balance sheets, are held by the trustee and will be available to the Company in the future.

  In July 2002, the New York City Industrial Development Agency issued facilities sublease revenue bonds at the John F. Kennedy International Airport to provide reimbursement to American for certain facility construction costs. The Company has recorded the total amount of the issuance of $475 million (net of $25 million discount) as long-term debt on the condensed consolidated balance sheets as of September 30, 2002. These obligations bear interest at fixed rates, with an average effective rate of 8.97 percent, and mature in 2012 and 2028. The Company has received approximately $372 million in reimbursements of facility construction costs and other items through September 30, 2002. The remaining $103 million of the bond issuance proceeds not yet received, classified as Other assets on the condensed consolidated balance sheets, are held by the trustee and will be available to the Company in the future.

  In September 2002, American issued $617 million of enhanced equipment trust certificates secured by aircraft, with interest based on London Interbank Offered Rate (LIBOR) plus a spread and maturities over various periods, with a final maturity in 2007.

  In addition, during the nine month period ended September 30, 2002, American borrowed approximately $576 million under various debt agreements which are secured by aircraft. Effective interest rates on these agreements are fixed or variable based on LIBOR plus a spread and mature over various periods of time through 2017. At September 30, 2002, the effective interest rates on these debt agreements and the enhanced equipment trust certificates described above ranged up to 3.89 percent.

  Including  the  impact  of  the  above transactions,  the  Company's maturities of total long-term debt (including sinking fund requirements) for the next five years are: remainder of 2002 - $105 million; 2003 - $457 million; 2004 - $363 million; 2005 - $1.1 billion; 2006 - $873 million.

9.The Company includes unrealized gains and losses on available-for-sale securities, changes in minimum pension liabilities and changes in the fair value of certain derivative financial instruments that qualify for hedge accounting in comprehensive loss. For the three months ended September 30, 2002 and 2001, comprehensive loss was $825 million and $434 million, respectively. In addition, for the nine months ended September 30, 2002 and 2001, comprehensive loss was $2,667 million and $852 million, respectively. The difference between net loss and comprehensive loss is due primarily to the accounting for the Company's derivative financial instruments under SFAS 133. In addition, the nine month period ended September 30, 2001 includes the cumulative effect of the adoption of SFAS 133.

  During the second quarter of 2002, the Company discontinued entering into new foreign exchange currency put option agreements. All remaining foreign currency put option agreements expired on or before September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2002 and 2001

Summary American's loss before cumulative effect of accounting change for the nine months ended September 30, 2002 was $1.9 billion as compared to a net loss of $827 million for the same period in 2001. American's operating loss for the nine months ended September 30, 2002 was $2.6 billion, compared to an operating loss of $1.2 billion for the same period in 2001. The Company's 2002 results continue to be adversely impacted by the September 11, 2001 terrorist attacks and the resulting effect on the economy and the air transportation industry. On April 9, 2001, Trans World Airlines LLC (TWA LLC, a wholly owned subsidiary of AMR) purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the operating results of TWA LLC are included in the accompanying condensed consolidated financial statements for the nine month period ended September 30, 2002 whereas for 2001 the results of TWA LLC were included only for the period April 10, 2001 through September 30, 2001. All references to American Airlines, Inc. include the operations of TWA LLC since April 10, 2001 (collectively, American). On August 13, 2002, the Company announced a series of initiatives to reduce its costs, reduce capacity, simplify its aircraft fleet, and enhance productivity. These initiatives include, among other things, de-peaking of the Company's Dallas/Fort Worth International Airport hub; gradually phasing out operation of its Fokker aircraft fleet; reducing capacity in the fourth quarter of 2002; and reducing an estimated 7,000 jobs by March 2003. As a result, during 2002, the Company recorded approximately $625 million of charges relating to this announcement and related revisions to the Company's fleet plan. In addition, the Company recorded a one-time, non-cash charge of $889 million (net of tax), effective January 1, 2002, reflected as a cumulative effect of accounting change, to write-off all of American's goodwill. On September 11, 2001, two of American's aircraft were hijacked and destroyed in terrorist attacks on The World Trade Center in New York City and the Pentagon in northern Virginia. On the same day, two United Air Lines aircraft were also hijacked and used in terrorist attacks. In response to the terrorist attacks, the Federal Aviation Administration (FAA) issued a federal ground stop order on September 11, 2001, prohibiting all flights to, from, and within the United States. Airports did not reopen until September 13, 2001 (except for Washington Reagan National Airport, which was partially reopened on October 4, 2001). The Company was able to operate only a portion of its scheduled flights for several days thereafter. When flights were permitted to resume, passenger traffic and yields on the Company's flights were significantly lower than prior to the attacks. As a result, the Company announced that it would reduce its operating schedule to approximately 80 percent of the schedule it flew prior to September 11, 2001. Therefore, the Company's 2001 results include approximately $531 million of charges related to the events of September 11, 2001. In addition, the Company's 2001 results include a $780 million benefit recognized for the reimbursement from the U.S. Government under the Act, a $586 million asset impairment charge (recorded in the second quarter of 2001) and a $45 million dollar gain (recorded in the second quarter of 2001) from the settlement of a legal matter related to the Company's 1999 labor disruption. For additional information related to the August 13, 2002 announcement, the events of September 11, 2001, and the second quarter 2001 asset impairment charge, see Note 2 in the condensed consolidated financial statements.

Although traffic has continued to increase on significantly reduced capacity since the events of September 11, 2001, the Company's 2002 revenues were down significantly year-over-year. In addition to the residual effects of September 11, the Company's revenues continue to be negatively impacted by the economic slowdown, seen largely in business travel declines, the geographic distribution of the Company's network and reduced fares. In total, the Company's revenues decreased $1,935 million, or 13.8 percent, in 2002 versus the same period in
2001. American's passenger revenues decreased by 12.9 percent, or $1,626 million in 2002 as compared to the same period in 2001. American's domestic RASM decreased 11.1 percent, to 8.30 cents, on a capacity decrease of 0.5 percent, to 94.3 billion ASMs. International RASM decreased to 8.84 cents, or 5.5 percent, on a capacity decrease of 11.1 percent. The decrease in international RASM was due to a 9.8 percent and 3.0 percent decrease in Latin American and European RASM, respectively, slightly offset by a 6.0 percent increase in Pacific RASM. The decrease in international capacity was driven by a 29.9 percent, 13.1 percent and 5.2 percent reduction in Pacific, European and Latin American ASMs, respectively.

Cargo revenues decreased $108 million, or 20.8 percent, primarily due to the same reasons as noted above.

Other revenues decreased 23.6 percent, or $201 million, due primarily to decreases in contract maintenance work that American performs for other airlines, and decreases in codeshare revenue and employee travel service charges.

The Company's operating expenses decreased 3.4 percent, or approximately $515 million. American's cost per ASM decreased by 1.7 percent to 10.80 cents, excluding the impact of 2002 and 2001 special charges - net of U.S. Government grant. Wages, salaries and benefits increased 6.2 percent, or $349 million, reflecting (i) a decrease in the average number of equivalent employees, somewhat offset by higher salaries, and (ii) increases in the Company's pension and health insurance costs, the latter reflecting rapidly rising medical care and prescription drug costs. Aircraft fuel expense decreased 19.7 percent, or $436 million, due primarily to an 11.9 percent decrease in the Company's average price per gallon of fuel and a 6.5 percent decrease in the Company's fuel consumption. Aircraft rentals increased $49 million, or 8.4 percent, due primarily the addition of TWA aircraft. Food service decreased 11.4 percent, or $69 million, due primarily to the Company's reduced operating schedule and change in level of food service. Commissions to agents decreased 38.6 percent, or $251 million, due primarily to a 12.9 percent decrease in passenger revenues and commission structure changes implemented in March 2002. Special charges - net of U.S. Government grant for 2002 include: (i) approximately $565 million related to aircraft charges, including a charge of $277 million related to aircraft impairments,
(ii) approximately $57 million in employee charges and $3 million in other charges, and (iii) a $10 million benefit recognized for the reimbursement from the U.S. Government under the Act. Comparatively, the 2001 amounts include: (i) a $586 million asset impairment charge recorded in the second quarter of 2001 related to the write-down of the carrying value of its Fokker 100 aircraft and related rotables;
(ii) third quarter 2001 charges including approximately $398 million related to aircraft impairments and groundings, (ii) $60 million in facility exit costs, approximately $53 million in employee charges, $20 million in other charges, and (iii) a $780 million benefit recognized for the reimbursement from the U.S. Government under the Act. For additional information, see Note 2 in the condensed consolidated financial statements. Other operating expenses decreased
14.8 percent, or $384 million, due primarily to decreases in contract maintenance work that American performs for other airlines, and decreases in travel and incidental costs, credit card and booking fees, advertising and promotion costs, and data processing expenses, which were partially offset by higher insurance and security costs.

Other  income  (expense) increased $155 million due to the  following:
Interest income decreased 10.0 percent, or $6 million, due primarily to decreases in interest rates. Interest expense increased $127 million, or 50.2 percent, resulting primarily from the increase in the Company's long-term debt. Interest capitalized decreased $47 million, or 43.1 percent, due primarily to a decrease in purchase deposits for flight equipment. Miscellaneous-net decreased $22 million due primarily to a $45 million gain recorded during the second quarter of 2001 from the settlement of a legal matter related to the Company's 1999 labor disruption and the write-down of certain investments held by the Company during the first quarter of 2001.

The effective tax rate for the nine months ended September 30, 2002 was impacted by a $57 million charge resulting from a provision in Congress' economic stimulus package that changes the period for carrybacks of net operating losses (NOLs). This change allows the Company to carry back 2001 and 2002 NOLs for five years, rather than two years under the existing law, allowing the Company to more quickly recover its NOLs. The extended NOL carryback did however, result in the displacement of foreign tax credits taken in prior years. These credits are now expected to expire before being utilized by the Company, resulting in this charge.

OTHER INFORMATION

Net cash used by operating activities in the nine month period ended September 30, 2002 was $629 million, compared to net cash provided by operating activities of $1.1 billion for the same period in 2001, a decrease of $1.8 billion, due primarily to an increase in the Company's net loss. Included in net cash provided by operating activities during the first nine months of 2002 was approximately $658 million received by the Company as a result of the utilization of its 2001 NOL's. Capital expenditures for the first nine months of 2002 were $1.2 billion, and included the acquisition of seven Boeing 757-200s and three Boeing 777-200ERs aircraft. These capital expenditures were financed primarily through secured mortgage and debt agreements. Proceeds from the sale of equipment and property of $188 million include the proceeds received upon delivery of three McDonnell Douglas MD-11 aircraft to FedEx.

As of September 30, 2002, the Company had commitments to acquire the following aircraft: 47 Boeing 737-800s, 11 Boeing 777-200ERs and 9 Boeing 767-300ERs. Deliveries of these aircraft are scheduled to continue through 2010. Payments for these aircraft are expected to be approximately $35 million during the remainder of 2002, $457 million in 2003, $0 in 2004 and an aggregate of approximately $2.7 billion in 2005 through 2010. These commitments and cash flows reflect agreements the Company has with Boeing to defer 34 of its 2003 through 2005 deliveries to 2007 and beyond.

In addition to these deferrals, Boeing has agreed to provide backstop financing for certain aircraft deliveries in 2003. In return,
American has agreed to grant Boeing a security interest in certain advance payments previously made and in certain rights under the aircraft purchase agreement between American and Boeing.

In June 2002, Standard & Poor's downgraded the credit ratings of American, and the credit ratings of a number of other major airlines. The long-term credit ratings of American were removed from Standard & Poor's Credit Watch with negative implications and were given a negative outlook. Furthermore, in September 2002, Moody's downgraded the unsecured credit ratings of American and has a negative outlook on these ratings. These reductions in the Company's credit ratings have increased its borrowing costs. Any additional reductions in American's credit ratings could further increase its borrowing costs and might limit the availability of future financing.

In the aftermath of the events of September 11, 2001, the Company has raised substantial amounts of funding to finance capital commitments and day-to-day operations. The Company expects that it will continue to need to raise significant additional financing in the future to cover its liquidity needs. In addition to the Company's approximately $2.8 billion in cash and short-term investments as of September 30, 2002, the Company has available a variety of future financing sources, including, but not limited to: (i) additional secured aircraft debt,
(ii) sale-leaseback transactions of owned property, including aircraft and real estate, (iii) the recovery of a $522 million receivable from the U.S. Government related to a provision in the recently passed economic stimulus package regarding NOL carrybacks, (iv) tax-exempt borrowings for airport facilities, (v) securitization of future operating receipts, (vi) unsecured borrowings, and (vii) the potential sale of certain non-core assets. No assurance can be given that any of these financing sources will be available or will be available on terms acceptable to the Company. However, the Company believes it will meet its current financing needs.

During 2002, American issued $617 million of enhanced equipment trust certificates secured by aircraft, with interest based on London Interbank Offered Rate (LIBOR) plus a spread and maturities over various periods, with a final maturity in 2007. Upon completion of this financing, a $1 billion credit facility, established in late 2001 to serve as a bridge for this financing, expired undrawn on September 30, 2002. Also during 2002, American borrowed approximately $576 million under various debt agreements which are secured by aircraft. Effective interest rates on these agreements are fixed or variable based on LIBOR plus a spread and mature over various periods of time through 2017. At September 30, 2002, the effective interest rates on these debt agreements and the enhanced equipment trust certificates described above ranged up to 3.89 percent.

During March 2002, the Regional Airports Improvement Corporation issued facilities sublease revenue bonds at the Los Angeles International Airport to provide reimbursement to American for certain facility construction costs. The Company has recorded the total amount of the issuance of $284 million (net of $13 million discount) as long-term debt on the condensed consolidated balance sheets as of September 30, 2002. These obligations bear interest at fixed rates, with an average effective rate of 7.88 percent, and mature over various periods of time, with a final maturity in 2024. The Company has received approximately $237 million in reimbursements of facility construction costs and other items through September 30, 2002. The remaining $47 million of the bond issuance proceeds not yet received, classified as Other assets on the condensed consolidated balance sheets, are held by the trustee and will be available to the Company in the future. In addition, in July 2002, the New York City Industrial Development Agency issued facilities sublease revenue bonds at the John F. Kennedy International Airport to provide reimbursement to American for certain facility construction costs. The Company has recorded the total amount of the issuance of $475 million (net of $25 million discount) as long-term debt on the condensed consolidated balance sheets as of September 30, 2002. These obligations bear interest  at  fixed  rates, with an average  effective  rate  of  8.97 percent, and mature in 2012 and 2028. The Company has received approximately $372 million in reimbursements of facility construction costs and other items through September 30, 2002. The remaining $103 million of the bond issuance proceeds not yet received, classified as Other assets on the condensed consolidated balance sheets, are held by the trustee and will be available to the Company in the future.

Pursuant to the Act, the Government made available to air carriers, subject to certain conditions, up to $10 billion in federal government guarantees of certain loans. American did not seek such loan guarantees.

As  a  result of the September 11, 2001 events, aviation insurers have
significantly  reduced  the  maximum  amount  of  insurance   coverage
available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of
terrorism,  war or similar events (war-risk coverage).   At  the  same
time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. Pursuant to authority granted in the Act, the Government has supplemented the commercial war-risk insurance until December 15, 2002 with a third party liability policy to cover losses to persons other than employees or passengers. In the event the commercial insurance carriers reduce further the amount of insurance coverage available to the Company or further significantly increase the cost of aviation insurance, or if the Government fails to renew the war-risk insurance that it provides, the
Company's   operations  and/or  financial  position  and  results   of
operations would be materially adversely affected.

As discussed in the Company's 2001 Form 10-K, a provision in the current Allied Pilots Association (APA) contract freezes the number of ASMs and block hours flown under American's two letter marketing code
(AA) by American's regional carrier partners when American pilots are on furlough (the ASM cap). As AMR Eagle continues to accept previously ordered regional jets, this ASM cap was reached in 2002, necessitating actions to insure compliance with the ASM cap. These actions as well as additional potential actions in respect to the ASM cap are discussed in the Company's 2001 Form 10-K. In addition, American has removed its code from some flights of the AmericanConnection carriers, which are independent carriers that provide feed to American's St. Louis hub, and will continue to remove its codes from additional flights of the carriers as warranted.
  American believes that the combination of these actions will enable it to continue to comply with this ASM cap through 2002 and for sometime beyond.

In addition, another provision in the current APA contract limits the total number of regional jets with more than 44 seats flown under the American code by American's regional carrier partners to 67 aircraft. Similar to the above, as AMR Eagle continues to accept previously ordered Bombardier CRJ aircraft, this cap would be reached in early 2003. In order to ensure American remains in compliance with this provision, AMR Eagle has reached an agreement in principle to dispose of 14 Embraer 145 aircraft. Ultimately, these airplanes will be acquired by Trans States Airlines, an AmericanConnection carrier. Trans States Airlines will operate these aircraft under its two letter airline code (AX) and expects to deploy these aircraft at its St. Louis hub where it feeds American. The potential transaction still requires the consent of certain third parties, including the companies financing these aircraft, and is subject to the negotiation of final documentation.

The Company believes that if actual investment returns continue at current levels and interest rates remain unchanged through the rest of the year, it will be required to record a significant minimum pension liability as of December 31, 2002. The minimum pension liability would reflect the amount that the pension plans' accumulated benefit obligation exceeds the plans' assets in excess of amounts previously accrued for pension costs. A large portion of the charge would be recorded as a reduction to stockholder's equity, as a component of accumulated comprehensive loss, net of any available tax benefit. Although the exact amount of the charge to stockholder's equity is not known at this time, it will likely exceed $1 billion (before tax). As of December 31, 2001, the Company's minimum pension liability reduced stockholder's equity by approximately $172 million (before tax). This charge to stockholder's equity will not affect the Company's financial covenants in any of its credit agreements.

Furthermore, given the Company's current financial situation, a deferred tax asset valuation allowance may be necessary. In determining whether a deferred tax asset valuation allowance is necessary, the Company considers whether it is more likely than not that some portion or all of the Company's deferred tax assets will not be realized. Although a valuation allowance is not necessary as of September 30, 2002, due to the existence of available deferred tax liabilities, it is likely that beginning late in the fourth quarter of 2002 or early in the first quarter of 2003 a valuation allowance will be necessary. In effect the Company would not be able to recognize a tax benefit of losses incurred, resulting in larger reported net losses.

FOURTH QUARTER OUTLOOK

Capacity for American is expected to be up approximately six percent in the fourth quarter of 2002 compared to last year's fourth quarter levels, and down 13 percent from the fourth quarter of 2000. For the fourth quarter of 2002, the Company expects traffic to be up approximately thirteen percent from last year's fourth quarter levels, and down 15 percent from the fourth quarter of 2000. Pressure to reduce costs will continue, although the Company will continue to see higher benefit and security costs, increased insurance premiums, and greater interest expense. In addition, the Company expects to see a 23 percent increase in fuel prices as compared to the fourth quarter of 2001 and a continued decline in commission expense due to the commission changes implemented earlier in 2002. In total, American's unit costs, excluding special charges, for the fourth quarter of 2002 are expected to be down approximately three percent from last year's fourth quarter level. Notwithstanding the expected decrease in unit costs however, given the revenue pressures expected to continue into the fourth quarter and the current level of fuel prices, the Company expects to incur a significant loss in the fourth quarter, likely in excess of the third quarter loss excluding special charges.

In response to these financial challenges, the Company is continuing its comprehensive review of its business to better align its cost structure with the current revenue environment, aimed at improving productivity, simplifying operations and reducing costs.

In addition, on August 13, 2002, the Company announced a series of short- and long- term initiatives to reduce its costs, reduce capacity, simplify its aircraft fleet, and enhance productivity. These initiatives include, among other things, de-peaking of the Company's Dallas/Fort Worth International Airport hub (following the de-peaking of its Chicago hub in April 2002) by scheduling flights into and out of the hub more continuously, with flights spread out more evenly through the day; gradually phasing out operation of its Fokker aircraft fleet by 2005; and reducing capacity in the fourth quarter of 2002. By de-peaking its Dallas/Fort Worth and Chicago hubs the Company believes it can more productively use its employees, gates, and aircraft. In addition, the Company announced that it would reduce an estimated 7,000 jobs by March 2003 to realign its workforce with the planned capacity reductions, fleet simplification, and hub restructurings. American subsequently announced that it expects full year capacity for 2003 to be down over three percent from 2002, giving effect to the capacity reduction described above. Although American expects these initiatives to improve efficiency and reduce operating costs, there can be no assurance that these initiatives will be successful or sufficient.

OTHER RISK FACTORS

As a result of weak domestic and international economic conditions, reduced fares, and the terrorist attacks of September 11, 2001, the airline industry as a whole suffered substantial losses in 2001, and is expected to suffer significant losses for 2002. Many airlines, in addition to American, have announced reductions in capacity, service and workforce in response to the industry-wide reductions in passenger demand and yields. In addition, since September 11, 2001 several air carriers have sought to reorganize under Chapter 11 of the United States Bankruptcy Code, including US Airways, Inc. (US Airways), the seventh largest domestic air carrier. More recently, United Air Lines, Inc. (United), the second largest domestic air carrier, has publicly stated that, if it is not able to realize substantial cost savings from its current cost savings initiatives, it may be forced to reorganize under the Bankruptcy Code. Successful completion of such reorganizations could present American with competitors with significantly lower operating costs derived from labor, supply, and financing contracts renegotiated under the protection of the Bankruptcy Code. In addition, historically, air carriers involved in reorganizations have undertaken substantial fare discounting in order to maintain cash flows and to enhance continued customer loyalty. Such fare discounting could further lower yields for all carriers, including American. Further, the market value of aircraft would likely be negatively impacted if a number of air carriers, including US Airways and United, seek to reduce capacity by eliminating aircraft from their fleets.

Moreover,  the  increased  threat  of  U.S.  military  involvement  in overseas operations (including, for example, the hostilities in Afghanistan and the threat of war with Iraq) could have a material adverse impact on the Company's business, financial position (including access to capital markets) and results of operations and on the airline industry in general.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "believes," and similar expressions are intended to identify forward-looking statements. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the 2001 Form 10-K.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There  have  been  no  material  changes  in  market  risk  from   the
information   provided  in  Item  7A.  Quantitative  and   Qualitative
Disclosures About Market Risk of the 2001 Form 10-K.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this quarterly report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

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

On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas. The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. On April 27, 2001, the U.S. District Court for the District of Kansas granted American's motion for summary judgment. On June 26, 2001, the U.S. Department of Justice appealed the granting of American's motion for summary judgment, and on September 23, 2002, the parties presented oral arguments to the 10th Circuit Court of Appeals, which has not yet issued its decision. The Company intends to defend the lawsuit vigorously. A final adverse court decision imposing restrictions on the Company's ability to respond to competitors would have an adverse impact on the Company.

Between May 14, 1999 and June 7, 1999, seven class action lawsuits were filed against AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in the United States District Court in Wichita, Kansas seeking treble damages under federal and state antitrust laws, as well as injunctive relief and attorneys' fees (King
v. AMR Corp., et al.; Smith v. AMR Corp., et al.; Team Electric v. AMR Corp., et al.; Warren v. AMR Corp., et al.; Whittier v. AMR Corp., et al.; Wright v. AMR Corp., et al.; and Youngdahl v. AMR Corp., et al.). Collectively, these lawsuits allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. Two of the suits (Smith and Wright) also allege that American unlawfully monopolized or attempted to monopolize airline passenger service to and from DFW by offering discounted fares to corporate purchasers, by offering a frequent flyer program, by imposing certain conditions on the use and availability of certain fares, and by offering override commissions to travel agents. The suits propose to certify several classes of consumers, the broadest of which is all persons who purchased tickets for air travel on American into or out of DFW from 1995 to the present. On November 10, 1999, the District Court stayed all of these actions pending developments in the case brought by the Department of Justice (see above description). As a result, to date no class has been certified. The Company intends to defend these lawsuits vigorously. One or more final adverse court decisions imposing restrictions on the Company's ability to respond to competitors or awarding substantial money damages would have an adverse impact on the Company.

On May 17, 2002, the named plaintiffs in Hall, et al. v. United Airlines, et al., pending in the United States District Court for the Eastern District of North Carolina, filed an amended complaint alleging that between 1995 and the present, American and over 15 other defendant airlines conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. The court granted class action certification to the plaintiff on September 17, 2002, defining the plaintiff class as all travel agents in the United States, Puerto Rico, and the United States Virgin Islands, who, at any time from October 1, 1997, to the present, issued tickets, miscellaneous change orders, or prepaid ticket advices for travel on any of the defendant airlines. American is vigorously defending the lawsuit. Trial is set for April 29, 2003. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's commission policies or practices would have an adverse impact on the Company.

On April 26, 2002, six travel agencies filed Albany Travel Co., et al.
v. Orbitz, LLC, et al., in the United States District Court for the Central District of California against American, United Air Lines, Delta Air Lines, and Orbitz, LLC, alleging that American and the other defendants: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act; and
(ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act. The named plaintiffs seek to certify a nationwide class of travel agents, but no class has yet been certified. American is vigorously defending the lawsuit, which is set for trial July 9, 2003. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's distribution practices would have an adverse impact on the Company.

On April 25, 2002, a collection of 38 Quebec travel agencies filed Voyages Montambault (1989), Inc. v. International Air Transport Association, et al., seeking a declaratory judgment of the Superior Court in Montreal, Canada that American and the other airline defendants owe a "fair and reasonable commission" to the agencies, and that American and the other airline defendants breached alleged contracts with these agencies by adopting policies of not paying base commissions. The defendants are the International Air Transport Association, the Air Transport Association, Air Canada, American, America West, Delta Air Lines, Grupo TACA, Northwest Airlines/KLM Airlines, United Air Lines, US Airways, and Continental Airlines. American is vigorously defending the lawsuit. A final adverse court decision granting declaratory relief could expose the Company to claims for substantial money damages or force the Company to pay agency commissions, either of which would have an adverse impact on the Company.

On May 13, 2002, the named plaintiffs in Always Travel, et. al. v. Air Canada, et. al., pending in the Federal Court of Canada, Trial Division, Montreal, filed a statement of claim alleging that between 1995 and the present, American, the other defendant airlines, and the International Air Transport Association conspired to reduce commissions paid to Canada-based travel agents in violation of
Section 45 of the Competition Act of Canada. The named plaintiffs seek to certify a nationwide class of travel agents, but no class has yet been certified. American is vigorously defending the lawsuit. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's commission policies would have an adverse impact on the Company.

On August 14, 2002, a class action lawsuit was filed against American Airlines, Inc. in the United States District Court for the Central District of California, Western Division (All World Professional Travel Services, Inc. v. American Airlines, Inc.). The lawsuit alleges that requiring travel agencies to pay debit memos for refunding tickets after September 11, 2001: (1) breaches the Agent Reporting Agreement between American and plaintiff; (2) constitutes unjust enrichment; and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have or will be required to pay moneys to American for an "administrative service charge," "penalty fee," or other fee for processing refunds on behalf of passengers who were unable to use their tickets in the days immediately following the tragedies on September 11, 2001. The plaintiff seeks to enjoin American from collecting the debit memos and to recover the amounts paid for the debit memos, plus treble damages, attorneys' fees, and costs. The Company intends to vigorously defend the lawsuit. Although the Company believes that the litigation is without merit, an adverse court decision could impose restrictions on the Company's relationships with travel agencies which restrictions could have an adverse impact on the Company.

On August 19, 2002, a U.S. travel agency filed Power Travel International, Inc. v. American Airlines, Inc., et al., in New York state court against American, Continental Airlines, Delta Air Lines, JetBlue Airways, United Air Lines, and Northwest Airlines, alleging that American and the other defendants breached their contracts with the agency as well as the duty of good faith and fair dealing when these carriers at various times reduced base commissions to zero. The plaintiff seeks to certify a nationwide class of travel agents, but no class has yet been certified. The plaintiff dismissed JetBlue from the lawsuit, and the remaining defendants removed the lawsuit to the United States District Court for the Southern District of New York. American is vigorously defending the lawsuit. A final adverse court decision awarding substantial money damages or forcing the Company to pay agency commissions would have an adverse impact on the Company.

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

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12    Computation of ratio of earnings to fixed charges for the  three and nine months ended September 30, 2002 and 2001.

99    Certification pursuant to section 906 of the Sarbanes-Oxley  Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Form 8-Ks filed under Item 5 - Other Events

      On August 13, 2002, American Airlines, Inc. filed a report on Form 8-K to provide a press release issued on August 13, 2002 to announce  the  next  series  of short- and  long-term  initiatives  to
further   position   American   for  long-term   competitiveness   and
profitability.

     On September 13, 2002, American Airlines, Inc. filed a report on Form 8-K to provide actual unit cost, fuel, traffic and capacity results for the months of July and August 2002, along with current expectations for September and the fourth quarter of 2002.

Form 8-Ks furnished under Item 9 - Regulation FD Disclosure

    On August 22, 2002, American Airlines, Inc. furnished a report on Form 8-K to provide an update of system capacity expectations for the remainder of 2002 by month in addition to the full year expectation for 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  October 18, 2002        BY: /s/ Jeffrey C. Campbell
                               Jeffrey C. Campbell
                               Senior Vice President and Chief
                               Financial Officer

CERTIFICATIONS

I, Donald J. Carty, certify that:

1.    I  have  reviewed this quarterly report on Form 10-Q of American
  Airlines, Inc.;

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

Date:  October 18, 2002            /s/ Donald J. Carty
                                   Donald J. Carty
                                   Chairman and Chief Executive Officer

I, Jeffrey C. Campbell, certify that:

1.    I  have  reviewed this quarterly report on Form 10-Q of American
  Airlines, Inc.;

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

Date:  October 18, 2002            /s/ Jeffrey C. Campbell
                                   Jeffrey C. Campbell
                                   Senior Vice President and Chief
                                   Financial Officer