Form 10-K
period 2002-12-31
AMERICAN AIRLINES INC
filed 2003-04-15
CIK 4515

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR FISCAL YEAR ENDED DECEMBER 31, 2002.
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-2691

American Airlines, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1502798 (I.R.S. Employer Identification No.)
4333 Amon Carter Blvd. Fort Worth, Texas (Address of principal executive offices)	76155 (Zip Code)
(817) 963-1234 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
NONE	NONE
Securities registered pursuant to Section 12(g) of the Act:
NONE (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        American Airlines, Inc. is a wholly-owned subsidiary of AMR Corporation, and there is no market for the registrant's common stock. As of March 31, 2003, 1,000 shares of the registrant's common stock were outstanding.

        The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions I(1)(a) and (b) of Form 10-K.

PART I

ITEM 1.    BUSINESS

        American Airlines, Inc., the principal subsidiary of AMR Corporation (AMR), was founded in 1934. On April 9, 2001, American Airlines, Inc. (through a wholly owned subsidiary, TWA Airlines LLC (TWA LLC)) purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA), the eighth largest U.S. carrier. American Airlines, Inc., including TWA LLC (collectively, American or the Company), is the largest scheduled passenger airline in the world. At the end of 2002, American provided scheduled jet service to more than 152 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a wide range of freight and mail services to shippers throughout its system.

A. Recent Events

        The past two years have had a large impact on the Company's finances. The Company incurred aggregate operating losses of $3.3 billion and $2.3 billion for the years ended December 31, 2002 and 2001, respectively. These losses reflect, among other things, the substantial decrease in the Company's revenues which began in early 2001. On reduced capacity since the events of September 11, 2001, the Company's revenues for the year ended December 31, 2002 were down 9.2 percent, with American's revenue per available seat mile down 7.2 percent on a capacity decrease of 1.4 percent, compared to the year ended December 31, 2001, which included the results of TWA LLC beginning on April 10, 2001.

Revenue

        This revenue decrease has been driven by a number of factors, some of which the Company believes will persist indefinitely and others permanently, including:

  •
  A steep fall-off in the demand for air travel, particularly business travel, primarily caused by the continuing weakness of the U.S. economy and growing use of travel substitutes such as audio, video, and web conferencing. Because the Company has in recent years tailored its network, product, schedule and pricing strategies to the business travel market, reduced demand for business travel has affected the Company more than most other carriers. In addition, the war in Iraq has had a significant adverse impact on international and domestic revenues and future bookings. This adverse impact is expected to continue for the duration of the war and for an unknown period of time thereafter; however, the Company cannot reasonably predict the extent of such impact.

  •
  Reduced pricing power, resulting mainly from greater cost sensitivity on the part of travelers, especially business travelers, and increasing competition from low-cost carriers (LCCs). The percentage of the Company's routes on which it competes with carriers having substantially lower operating costs has grown significantly over the past decade, and the Company now competes with LCCs on over 80% of its domestic routes. LCCs generally operate with costs per available seat mile that are substantially lower than the Company's, and pursue a strategy of offering low fares that the Company must match or lose traffic. At the same time, the continuous increase in pricing transparency resulting from use of the Internet has enabled cost-conscious customers to more easily obtain the lowest fare on any given route. In addition, the Company must now compete with carriers that are reorganizing under the protection of Chapter 11 of the Bankruptcy Code. Historically, air carriers involved in reorganizations have undertaken substantial fare discounting to maintain cash flows and to enhance customer loyalty. Recent attempts at fare increases by the Company have generally not been successful, and fare sales (including fare sales initiated by carriers in reorganization) have been significant and widespread.

  •
  The terrorist attacks of September 11, 2001 accelerated and exacerbated the trend of decreased demand and reduced industry revenues. Following September 11, flights to, from and within the United States were not permitted to resume until September 13, 2001 (except for Washington Reagan Airport, which partially reopened on October 4, 2001). When flights resumed, demand dropped sharply from already reduced levels, due in part to fears of further attacks and inconvenience to travelers caused by increased government-imposed safety measures.

  •
  American's international route network is directed to providing service to the U.K. (including London Heathrow), Latin America and the Caribbean, where demand has been weak compared to continental Europe and the Pacific. In addition, routes to San Juan, Puerto Rico, which are included in the Company's domestic results, have been particularly impacted by an increase in industry capacity and competition from new LCC service.

  •
  Security service fees imposed by the Aviation and Transportation Security Act increased the cost of travel to the passenger, thereby dampening the Company's ability to otherwise raise fares.

Costs

        In reaction to this harsh revenue environment, the Company has taken numerous steps to reduce its costs:

  •
  Following the terrorist attacks of September 11, 2001, in the third quarter of 2001 the Company reduced its operating schedule to approximately 80 percent of the schedule it flew prior to September 11, 2001. In connection with this schedule reduction, the Company eliminated approximately 20,000 jobs. However, beginning in the fourth quarter of 2001, in response to increasing demand, the Company began increasing its operating schedule from the significantly reduced schedule it flew immediately following the events of September 11, 2001. The trend towards increasing demand abated in the second quarter of 2002.

  •
  In response to the lingering effects of the terrorist attacks and the continuing economic downturn, on August 13, 2002, the Company announced a series of initiatives to reduce its costs, reduce capacity, simplify its aircraft fleet, and enhance productivity. These initiatives included, among other things, the de-peaking of the Company's Dallas/Fort Worth International Airport hub (following the de-peaking of its Chicago hub), gradually phasing out operation of its Fokker aircraft fleet, and reducing capacity in the fourth quarter of 2002. In addition, the Company eliminated an additional 7,000 jobs to better align its workforce with the planned capacity reductions, fleet simplification and hub restructuring.

        Despite the Company's on-going efforts to reduce its costs, the Company faces increased costs attributable to factors largely beyond its control, including:

  •
  Escalating fuel prices, which show no immediate signs of decreasing, in part due to the war in Iraq and domestic turmoil in Venezuela, Nigeria or other oil producing regions. American's average cost per gallon of fuel has risen from 66.5 cents in February 2002 to 91.0 cents in February 2003.

  •
  After the terrorists attacks of September 11, 2001 and continuing to the present, aviation insurers have significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons (other than employees or passengers) for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, the insurance carriers significantly increased the premiums for such limited coverage, as well as for aviation insurance in general. However, the U.S. government has provided commercial war-risk insurance until June 13, 2003 covering losses to employees, passengers, third parties and aircraft. The Company believes this insurance coverage will be extended beyond June 13, 2003 because the Homeland Security Act provides for this insurance to remain in place until August 31, 2003. In addition, the Secretary of Transportation may extend the policy until December 31, 2003, at his discretion.

  •
  The Company has borne significantly increased security costs, mainly due to security measures imposed by the U.S. government following the terrorist attacks of September 11, 2001.

  •
  On April 11-12, 2003, the Senate and House agreed to aviation-related assistance provisions in supplemental appropriations legislation to fund the war in Iraq. The legislation is expected to be signed by President Bush on April 14, 2003. The new law would authorize payment of (i) $100 million to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks and (ii) $2.3 billion to reimburse air carriers for increased security costs which shall be distributed in proportion to amounts each has paid or collected as of the date of enactment in passenger security and air carrier security fees to the Transportation Security Administration. In addition, the new law would suspend the collection of the passenger security fee from June 1, 2003 until October 1, 2003, and extend war-risk insurance through September 30, 2004. The Company is not able to estimate its portion of this compensation at this time.

        The net effect of all of the above factors is that the Company's recent financial results are unsustainable. Given the severity of the Company's financial situation and the Company's belief that a permanent shift has occurred in the airline revenue environment, the Company continues to review its business model, particularly with a view towards identifying significant cost reductions. The Company believes that it must quickly reduce its annual operating costs by at least $4 billion in order to become competitive and sustain its operations. The Company has made progress in identifying more than $2 billion in annual operating cost reductions via initiatives involving: (i) scheduling efficiencies, including de-peaking certain of its hubs as referred to above, (ii) fleet simplification, (iii) streamlined customer interaction, (iv) distribution modifications, (v) in-flight product changes, (vi) operational changes and (vii) headquarters/administration efficiencies. Even with these initiatives, however, a large shortfall of approximately $2 billion remains between identified annual cost reductions and needed cost reductions.

Labor Agreements

        In February 2003, American asked its labor leaders and other employees for approximately $1.8 billion in permanent, annual savings through a combination of changes in wages, benefits and work rules. The requested $1.8 billion in savings is divided by work group as follows: $660 million—pilots, $620 million—Transportation Workers Union (TWU) represented employees, $340 million—flight attendants, $100 million—management and support staff, and $80 million—agents and representatives. On March 31, 2003, the Company reached agreements with the leaders of the three major unions representing American employees (the Labor Agreements) and announced changes in pay plans and benefits for non-unionized employees (including officers and other management) which will meet the targeted contributions. Of the approximately $1.8 billion in savings, approximately $1.0 billion are to be accomplished through wage and benefit reductions while the remaining approximately $.8 billion would be accomplished through changes in work rules which would result in additional job reductions. Wage reductions will become effective on April 1, 2003 for officers and May 1, 2003 for all other employees. Reductions related to benefits and work rule changes will be phased in over time. In connection with the changes in wages, benefits and work rules, the Labor Agreements provide for the issuance of approximately 38 million shares of AMR stock in the form of stock options which will generally vest over a three year period (see Note 12 to the consolidated financial statements for additional information). Although these Labor Agreements enabled the Company to avoid an immediate filing of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code (a Chapter 11 filing), these Labor Agreements must still be ratified by the unions' memberships. At the time of the filing of this Form 10-K, the unions have put the Labor Agreements out for a ratification vote. It is anticipated that the official results of the voting will be formally announced on April 15, 2003. A group of pilots filed a lawsuit on April 14, 2003 contesting the union ratification process. The U.S. District Court in Fort Worth, Texas denied the request for a temporary restraining order. Failure of one or more of the unions to ratify its Labor Agreement would likely lead the Company to initiate a Chapter 11 filing.

        In addition, the Company continues to negotiate concessions from its vendors, lessors and suppliers; however, the Company cannot reliably predict whether it will obtain the necessary concessions or for what amount. In return for concessions, the Company plans to deliver shares of AMR common stock to its vendors, lessors and other creditors.

        Even if the Labor Agreements are ratified and the Company obtains concessions from its vendors, lessors and suppliers, the Company may nonetheless need to initiate a Chapter 11 filing because its financial condition will remain weak and its prospects uncertain. The fragility of the Company's financial condition is further illustrated by the going concern opinion of the Company's independent auditors (see page 35). Other negative factors include but are not limited to, the failure of the U. S. economy to soon begin a recovery, a prolonged war in Iraq, another terrorist attack, the failure of the Company to satisfy the liquidity requirement in certain of its credit agreements, or the inability of the Company to access the capital markets for additional financing.

B. Other Events

        While the Company was still recovering from the terrorist attacks of September 11, 2001, American Airlines flight 587 crashed on November 12, 2001, shortly after take-off from John F. Kennedy International Airport en route to Santo Domingo in the Dominican Republic. In addition to the loss of all lives on board the aircraft, there were several fatalities and injuries to persons on the ground as well as property damage. The National Transportation Safety Board is currently investigating the accident and a cause has yet to be determined. As a result of the accident, claims have been filed against American. It is anticipated that these claims will be covered under American's insurance policy.

C. Competition

        The domestic airline industry is fiercely competitive. Currently, any air carrier deemed fit by the U.S. Department of Transportation (DOT) is free to operate scheduled passenger service between any two points within the U.S. and its possessions. On most of its domestic non-stop routes, the Company faces competing service from at least one, and sometimes more than one, major domestic airline including: Alaska Airlines, America West Airlines, Continental Airlines (Continental), Delta, Northwest Airlines (Northwest), Southwest Airlines, United and US Airways, and their affiliated regional carriers. Competition is even greater between cities that require a connection, where all nine major airlines may compete via their respective hubs. The Company also competes with national, regional, all-cargo and charter carriers and, particularly on shorter segments, ground transportation. On all of its routes, pricing decisions are affected, in large part, by competition from other airlines. On over 80 percent of its domestic routes, the Company competes with airlines that have cost structures significantly lower than the Company's and can therefore operate profitably at lower fare levels.

        The airline industry is characterized by substantial price competition. Fare discounting by competitors has historically had a negative effect on the Company's financial results because the Company is generally required to match competitors' fares to maintain passenger traffic. During recent years, a number of new LCCs have entered the domestic market and several major airlines, including the Company, implemented efforts to lower their cost structures. In addition, several air carriers have sought to reorganize under Chapter 11 of the United States Bankruptcy Code, including United and US Airways. (Effective March 31, 2003, US Airways emerged from its Chapter 11 restructuring.) Successful completion of such reorganizations has resulted or would result in significantly lower operating costs for the reorganized carriers derived from labor, supply, and financing contracts renegotiated under the protection of the Bankruptcy Code. Historically, air carriers involved in reorganizations have undertaken substantial fare discounting in order to maintain cash flows and enhance customer loyalty. Further fare reductions, domestic and international, may occur in the future. If fare reductions are not offset by increases in passenger traffic, changes in the mix of traffic that improve yields and/or cost reductions, the Company's operating results will be further negatively impacted. As discussed in Part A of Item 1, the Company has stated that its survival cannot be assured until labor and other costs are lowered significantly. See also Part E of Item 1.

        Most major air carriers have developed hub-and-spoke systems and schedule patterns in an effort to maximize the revenue potential of their service. American operates five hubs: Dallas/Fort Worth (DFW), Chicago O'Hare, Miami, St. Louis and San Juan, Puerto Rico. Delta Air Lines (Delta) and United Air Lines (United) also have hub operations at DFW and Chicago O'Hare, respectively.

        The American Eagle carriers, owned by AMR Eagle Holding Corporation, an AMR subsidiary, increase the number of markets the Company serves by providing connections to American at American's hubs and certain other major airports. The American Eagle carriers serve smaller markets through Boston, DFW, Chicago, Miami, San Juan, Los Angeles, Raleigh Durham and New York's LaGuardia and John F. Kennedy International Airports. The AmericanConnection carriers provide connecting service to American through St. Louis. American's competitors also own or have marketing agreements with regional carriers which provide similar services at their major hubs.

        In addition to its extensive domestic service, the Company provides international service to the Caribbean, the Bahamas, Canada, Latin America, Europe and the Pacific. The Company's operating revenues from foreign operations were approximately 30 percent in 2002, 29 percent in 2001 and 31 percent in 2000 of the Company's total operating revenues. Additional information about the Company's foreign operations is included in Note 15 to the consolidated financial statements.

        The majority of the tickets for travel on American and American Eagle are sold by travel agents. On March 18, 2002, American announced that it would no longer pay base commissions on tickets issued by travel agents in the United States, Puerto Rico, and Canada. As discussed in Item 3 Legal Proceedings, the Company is subject to legal challenges related to these changes. Previously, domestic travel agents generally received a base commission of five percent of the price of the tickets they sold, capped at a maximum of $20 for a domestic roundtrip itinerary and $100 for an international roundtrip itinerary. American continues, however, to pay certain commissions to travel agents in connection with special revenue programs. American believes that other carriers also no longer pay base commissions on tickets issued by travel agents but pay certain commissions in connection with their own special revenue programs. Accordingly, airlines compete not only with respect to the price of the tickets sold but also with respect to the amount of special revenue program commissions paid.

        The growing use of electronic distribution systems provides the Company with an opportunity to lower its distribution costs. However, the continuous increase in pricing transparency resulting from use of the Internet has enabled cost-conscious customers to more easily obtain the lowest fare on any given route. The Company continues to expand the capabilities of its Internet website—AA.com—and the use of electronic ticketing throughout the Company's network. In addition, the Company, along with United, Continental, Delta and Northwest, owns an interest in Orbitz, a travel planning website. Orbitz provides online access to airline, hotel, car rental and other travel services. The Company also has marketing agreements with other internet travel services.

        International air transportation is subject to extensive government regulation. In providing international air transportation, the Company competes with foreign investor-owned carriers, state-owned carriers and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. The Company's operating authority in these markets is subject to aviation agreements between the U.S. and the respective countries, and in some cases, fares and schedules require the approval of the U.S. Department of Transportation (DOT) and/or the relevant foreign governments. Because international air transportation is governed by bilateral or other agreements between the U.S. and the foreign country or countries involved, changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of such route authorities, or otherwise adversely affect the Company's international operations. Bilateral agreements between the U.S. and various foreign countries served by the Company are subject to renegotiation. In addition, at some foreign airports, an air carrier needs slots (landing and take-off authorizations) before the air carrier can introduce new service or increase existing service. The availability of such slots is not assured and the inability of the Company to obtain and retain needed slots could therefore inhibit its efforts to compete in certain markets.

        The major U.S. air carriers have some advantage over foreign competitors in their ability to generate traffic from their extensive domestic route systems. In many cases, however, foreign governments limit U.S. air carriers' rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other's markets, various U.S. and foreign air carriers—including American—have established marketing relationships with other airlines and rail companies. American currently has marketing relationships with Aer Lingus, Air Pacific, Air Tahiti Nui, Alaska Airlines, British Airways, Cathay Pacific, China Eastern Airlines, EL AL, EVA Air, Finnair, Gulf Air, Hawaiian Airlines, Iberia, Japan Airlines, LanChile, LOT Polish Airlines, Qantas Airways, SN Brussels, SNCF, Southern Winds, Swiss International Air Lines, TACA Group, the TAM Group, TAP Air Portugal, Thalys, Trans States, and Turkish Airlines. American Eagle also has codesharing programs with Continental, Delta, Midwest Express and Northwest, in addition to codesharing with some of American's codeshare partners. In the coming years, the Company expects to develop these programs further and to evaluate new alliances with other carriers.

        American is also a founding member of the oneworld alliance, which includes Aer Lingus, British Airways, Cathay Pacific, Finnair, LanChile, Iberia, and Qantas. The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers' frequent flyer programs and access to the carriers' airport lounge facilities. Several of American's major competitors are members of marketing/operational alliances that enjoy antitrust immunity. To the extent that American and British Airways, the largest members of the oneworld alliance, are restricted in their relationship because they lack antitrust immunity, the carriers could be at a competitive disadvantage vis-a-vis other alliances that have antitrust immunity. On November 18, 2002, American and British Airways submitted an application with the DOT for approval of certain codeshare services as permitted under the existing bilateral agreement between the United States and the United Kingdom. On April 9, 2003, the DOT issued an order tentatively giving American and British Airways permission to codeshare on a wide number of flights beyond the carriers' gateways in the United Kingdom and the United States. The ruling provides a comment period until April 21, 2003. The carriers plan to begin codesharing as soon as possible if the order is made final.

        The Company believes that it has several advantages relative to its competition. It operates a fleet that is efficient and quiet. It has a comprehensive domestic and international route structure, anchored by efficient hubs, which permit it to take full advantage of whatever traffic growth occurs. The Company believes American's AAdvantage frequent flyer program, which is the largest program in the industry, its More Room Throughout Coach program and its superior service also give it a competitive advantage. However, as discussed in Part A of Item 1 of this Report, these competitive advantages are not sufficient in the short-term to overcome the economic difficulties currently facing the Company.

D. Regulation

        General    The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, the DOT and the Federal Aviation Administration (FAA) still exercise certain regulatory authority over air carriers. The DOT maintains jurisdiction over the approval of international codeshare agreements, international route authorities and certain consumer protection and unfair competition matters, such as advertising, denied boarding compensation and baggage liability.

        The FAA regulates flying operations generally, including establishing personnel, aircraft and security standards. As part of that oversight, the FAA has implemented a number of requirements that the Company is incorporating into its maintenance programs. These matters relate to, among other things, modifications to improve cockpit security on all fleet-types, enhanced ground proximity warning systems, McDonnell Douglas MD-80 metal-mylar insulation replacement, McDonnell Douglas MD-80 main landing gear piston improvements, Boeing 757 and Boeing 767 pylon improvements, Boeing 737 elevator and rudder improvements, inspections to monitor Airbus A300 vertical stabilizers and Airbus A300 structural improvements. Based on its current implementation schedule, the Company expects to be in compliance with the applicable requirements within the required time periods.

        The Department of Justice (DOJ) has jurisdiction over airline antitrust matters. The U.S. Postal Service has jurisdiction over certain aspects of the transportation of mail and related services. Labor relations in the air transportation industry are regulated under the Railway Labor Act, which vests in the National Mediation Board (NMB) certain regulatory functions with respect to disputes between airlines and labor unions relating to union representation and collective bargaining agreements. In addition, as a result of its international operations and alliances with international carriers, the Company is subject to the jurisdiction and regulations of various foreign agencies.

        In November 2001, the Aviation and Transportation Security Act (ATSA) was enacted. The ATSA created a new government agency, the Transportation Security Administration (TSA), which is part of the DOT and is responsible for aviation security. The ATSA mandates that the TSA provide for the screening of all passengers and property, including U.S. mail, cargo, carry-on and checked baggage, and other articles that will be carried aboard a passenger aircraft. The ATSA required all checked baggage to be screened by December 31, 2002. The TSA assumed most passenger screening functions in February 2002, largely by contracting with private-sector security providers. The TSA has since replaced these contractors with its own federal employees. The ATSA also provides for increased security on in cockpits of aircraft and requires federal air marshals to be present on certain flights.

        Effective February 1, 2002, the ATSA imposed a $2.50 per enplanement security service fee ($5 one-way maximum fee) which is being collected by the air carriers and submitted to the government to pay for these enhanced security measures. Additionally, for the years 2002, 2003 and 2004, air carriers are required to submit to the government an amount equal to what the air carriers paid for screening passengers and property in 2000. After 2004, this fee may be assessed based on the air carrier's market share. See Part A of Item 1 for a discussion of recent legislation which would provide for the suspension of the passenger security service fee from June 1, 2003 until October 1, 2003.

        In addition, the ATSA requires air carriers to honor tickets for suspended service on other air carriers that are insolvent or have declared bankruptcy within 18 months of the passage of the ATSA. To be eligible, a passenger must make arrangements with the air carrier within 60 days after the date on which the passenger's air transportation was suspended. This feature of the ATSA could have a significant impact on the Company. For example, if the Company is not reimbursed for honoring such tickets, the impact could be adverse.

        As described in Item 3—Legal Proceedings, the Antitrust Division of the DOJ and several purported classes of private parties are pursuing litigation alleging that American violated federal antitrust laws when competing with new air carriers. In April 2001, the U.S. District Court for the District of Kansas granted American's motion for summary judgment and dismissed the government's case. The DOJ has appealed and in September 2002 oral arguments were heard before the 10th Circuit Court of Appeals. The private lawsuits have been stayed pending the outcome of the DOJ's appeal. Adverse court decisions could impose restrictions on the Company's ability to respond to competitors, or could result in awards of substantial money damages to private parties, in which case the Company's business could be adversely impacted.

        Airline Fares    Airlines are permitted to establish their own domestic fares without governmental regulation, and the industry is characterized by substantial price competition. The DOT maintains authority over international fares, rates and charges. International fares and rates are sometimes subject to the jurisdiction of the governments of the foreign countries which the Company serves. While air carriers are required to file and adhere to international fare and rate tariffs, substantial commissions, overrides and discounts to travel agents, brokers and wholesalers characterize many international markets.

        Legislation (sometimes referred to as the "Passengers' Bill of Rights") has been discussed in various legislatures (including the Congress). This legislation could, if enacted: (i) place various limitations on airline fares and/or (ii) affect operating practices such as baggage handling and overbooking. Effective December 15, 1999, the Company, as well as other domestic airlines, implemented a Customer Service Plan to address a number of service goals, including, but not limited to, goals relating to: (i) lowest fare availability, (ii) delays, cancellations and diversion events, (iii) baggage delivery and liability, (iv) guaranteed fares, (v) ticket refunds, (vi) accommodation of customers with special needs, (vii) essential customer needs during extraordinary delays, (viii) flight oversales, (ix) Frequent Flyer Program—AAdvantage, (x) other travel policies, (xi) service with domestic codeshare partners, and (xii) handling of customer issues. In February 2001, the DOT Inspector General issued a report on the various air carriers' performance of their Customer Service Plans. The report included a number of recommendations which could limit the Company's flexibility with respect to various operational practices. In February 2001, a bill proposing an "Airline Customer Service Improvement Act" was introduced in the U.S. Senate. In addition, other items of legislation have been introduced that would limit hub concentration, reallocate slots at certain airports and impose higher landing fees at certain hours. To the extent legislation is enacted that would inhibit the Company's flexibility with respect to fares, its revenue management system, its operations or other aspects of its customer service operations, the Company's financial results could be adversely affected.

        Airport Access    In 1968, the FAA issued a rule designating New York John F. Kennedy, New York LaGuardia, Washington National (now Washington Reagan), Chicago O'Hare and Newark airports as high-density traffic airports. Newark was subsequently removed from the high-density airport classification. The high-density rule limits the number of Instrument Flight Rule operations—take-offs and landings—permitted per hour and requires that a slot support each operation. In April 2000, the Wendell H. Ford Aviation Investment and Reform Act for the 21st Century (Air 21 Act) was enacted which: (i) eliminates slot restrictions at New York John F. Kennedy and New York LaGuardia airports in 2007, (ii) shrank Chicago O'Hare's slot day from 0645–2114 hours to 1445–2014 hours starting July 2001, and (iii) eliminated Chicago O'Hare slots in July 2002. The Company does not expect the elimination of these slot restrictions to have a material adverse impact on the Company's operations or its financial condition, results of operations or cash flows.

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

        American has been identified by the EPA as a potentially responsible party (PRP) at the Operating Industries, Inc. Superfund Site in California. Along with numerous other PRPs at the Operating Industries Site, American has signed a series of partial consent decrees and a final consent decree with respect to the cleanup of contamination at that location. American is participating with other PRPs in a Joint Defense Group and has signed an EPA Consent Decree along with other group members. The decree will enable American to resolve its past and present liabilities at the Site in exchange for a one-time, lump-sum settlement payment. The Company expects the decree to become final in 2003 after completion of a public notice and comment period.

        The EPA identified American as a PRP at the Mattiace Petrochemical Superfund Site located near Glen Cove, NY. American's alleged volumetric contributions are substantial when compared with those of other PRPs. American is participating with other PRPs in a Joint Defense Group that is actively conducting settlement negotiations with the EPA and the State of New York. The Joint Defense Group seeks a settlement on behalf of its members that will enable American to resolve its past and present liabilities at the Site in exchange for a one-time, lump-sum settlement payment.

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

        Miami-Dade County (the County) is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American has been named PRPs for the contamination at MIA. During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American, in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. The Company is vigorously defending the lawsuit.

        In 1999, American was ordered by the New York State Department of Environmental Conservation (NYSDEC) to conduct remediation of environmental contamination located at Terminals 8 and 9 at New York's John F. Kennedy International Airport (JFK). In 2002, American began negotiating an order with NYSDEC for the remediation of a JFK off-terminal hangar facility. American is seeking to recover a portion of the remediation costs from previous users of the Terminals 8 and 9 premises.

        Also in 1999, the Company entered a plea agreement with the U.S. Government with respect to a one count indictment relating to the storage of hazardous materials. As part of the plea agreement, the Company was placed on probation for three years and adopted a comprehensive compliance program. The probation period ended in 2002.

        In 1996, American, along with other tenants at the Luis Munoz Marin International Airport in San Juan, Puerto Rico were notified by the Port Authority that it considered them potentially responsible for environmental contamination at the airport. Since 1996, no further action has been taken against American.

        The Company does not expect these matters, individually or collectively, to have a material impact on its financial condition, results of operations or cash flows.

E.    Labor

        The airline business is labor intensive. Wages, salaries and benefits represented approximately 41 percent of the Company's consolidated operating expenses for the year ended December 31, 2002. The Company's average equivalent number of employees for the year ended December 31, 2002 was 97,800.

        Because of, among other things, the continuing adverse economic climate, increased competition from LCCs, the continuing threat of terrorist actions and the war in Iraq, the airline industry, including American, continues to be in severe distress. This has already caused two major carriers, United Air Lines, and USAirways, to file for protection under Chapter 11 of the Bankruptcy Code. Through the Chapter 11 process, USAirways has reached permanent agreements with their unions and United has reached temporary agreements with their unions changing the rates of pay, benefits, and work rules applicable to their unionized employees. (Effective March 31, 2003, US Airways emerged from Chapter 11 reorganization.) Those changes give those carriers a significant cost advantage, as compared to American and their other competitors. All of these factors make it crucial that American dramatically and quickly reduce its costs to remain competitive. American has made a large number of business changes which will reduce its annual costs by more than $2 billion. However, it believes that at least an additional $2 billion in cost reductions must occur and that most of that must come from long-term labor cost reductions. In February 2003, American asked its labor leaders and employees for approximately $1.8 billion in permanent, annual savings through a combination of changes in wages, benefits and work rules. On March 31, 2003, the Company reached agreements with the leaders of the three major unions representing American employees and announced changes in pay plans and benefits for non-unionized employees (including officers and other management) which will meet the targeted contributions. Of the approximately $1.8 billion in savings, approximately $1.0 billion are to be accomplished through wage and benefit reductions while the remaining approximately $.8 billion would be accomplished through changes in work rules which would result in additional job reductions. Wage reductions will become effective on April 1, 2003 for officers and May 1, 2003 for all other employees. Reductions related to benefits and work rule changes will be phased in over time. In connection with the changes in wages, benefits and work rules, the Labor Agreements provide for the issuance of approximately 38 million shares of AMR stock in the form of stock options which will generally vest over a three year period (see Note 12 to the consolidated financial statements for additional information). Although these Labor Agreements enabled the Company to avoid an immediate filing of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code (a Chapter 11 filing), these Labor Agreements must still be ratified by the unions' memberships. At the time of the filing of this Form 10-K, the unions have put the Labor Agreements out for a ratification vote. It is anticipated that the official results of the voting will be formally announced on April 15, 2003. A group of pilots filed a lawsuit on April 14, 2003 contesting the union ratification process. The U.S. District Court in Fort Worth, Texas denied the request for a temporary restraining order. Failure of one or more of the unions to ratify its Labor Agreement would likely lead the Company to initiate a Chapter 11 filing. See Labor Agreements in Part A of Item 1 for a discussion of other factors that may adversely affect the Company.

        The majority of the Company's employees are represented by labor unions and covered by collective bargaining agreements. The Company's relations with such labor organizations are governed by the Railway Labor Act. Under this act, the collective bargaining agreements among the Company and these organizations generally do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner described in the agreement. After receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board (NMB) to appoint a federal mediator. If no agreement is reached in mediation, the NMB may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day "cooling off" period commences. During that period (or after), a Presidential Emergency Board (PEB) may be established, which examines the parties' positions and recommends a solution. The PEB process lasts for 30 days and is followed by a "cooling off" period of 30 days. At the end of a "cooling off" period, unless an agreement is reached or action is taken by Congress, the labor organization may strike and the airline may resort to "self-help", including the imposition of any or all of its proposed amendments and the hiring of workers to replace strikers.

        American reached a new contract with the Association of Professional Flight Attendants (APFA) during 2001. The new contract becomes amendable on November 30, 2004.

        American reached new agreements with the TWU during 2001 concerning the eight employee groups represented by the TWU. The new agreements become amendable on March 1, 2004.

        The APA agreement became amendable August 31, 2001.

        However, if the Labor Agreements discussed above and in Part A of Item 1 are ratified, the new APFA, TWU and APA agreements will not become amendable until 2009.

        A provision in the scope clause of American's current contract with the APA limits the number of available seat miles (ASMs) and block hours that may be flown under American's marketing code (AA) by American's regional carrier partners when American pilots are on furlough (the ASM cap). To ensure that American remained in compliance with the ASM cap, American and American Eagle took several steps in 2002 to reduce the number of ASMs flown by American's commuter air carriers. As one of those measures, AMR Eagle signed a letter of intent to sell Executive Airlines, its San Juan-based subsidiary. In December 2002, American and the APA began discussions on the contract limitations found in the scope clause. The APA agreed that American would have temporary relief from compliance with the ASM cap while those discussions continued. That relief, coupled with other actions taken by American and American Eagle, will enable American Eagle to defer the sale until later in 2003.

        Another provision in the current APA contract limits to 67 the total number of regional jets with more than 44 seats that can be flown under the AA code by American's regional carrier partners. As AMR Eagle continues to accept previously-ordered Bombardier and Embraer regional jets this cap would be reached in early 2003. To ensure that American remains in compliance with the 67-aircraft cap, AMR Eagle has reached an agreement to dispose of 14 Embraer ERJ-145 aircraft from its fleet. The Company expects that these aircraft will be acquired by Trans States Airlines, an AmericanConnection carrier, which will operate these aircraft under the AX marketing code at its St. Louis hub.

        If the Labor Agreement reached with the APA on March 31, 2003 is ratified, the provisions in the APA contract described in the immediately preceding two paragraphs will be modified to give the Company more flexibility with its relationship with American Eagle.

        The non-union employees formerly with TWA LLC have largely been integrated into the Company's work force. The integration of unionized employees from TWA LLC who had to be integrated into unionized groups at American has been more complex. The Company first engaged facilitators to work with American's and TWA LLC's unions in attempting to reach integration agreements acceptable to all unions from both carriers. Unfortunately, those discussions were unable to produce agreements acceptable to the relevant unions at both carriers. American thereafter had separate discussions with the unions at American. It reached integration agreements with the APA (with respect to pilot integration) and the APFA (with respect to flight attendant integration). American and the TWU participated in arbitration, which process resolved certain unionized ground employee integration issues in late February and early March 2002. In early April, 2002, the NMB declared American and TWA LLC a single carrier for labor relations purposes and designated American's incumbent unions as the collective bargaining representatives of the relevant work groups at both American and TWA LLC. Since American's unions thereafter represented the relevant employees at both carriers, the integration mechanisms reached with the unions at American could then begin to be applied. The integration of the unionized work groups is occurring in accordance with those mechanisms.

F.    Fuel

        The Company's operations are significantly affected by the availability and price of jet fuel. The Company's fuel costs and consumption for the years 2000 through 2002 were:

Year	Gallons Consumed (in millions)	Total Cost (in millions)		Average Cost Per Gallon (in cents)		Percent of American's Operating Expenses
2000	3,045	2,372		77.9		14.1
2001	3,294	2,744	*	81.3	*	13.9
2002	3,163	2,415	*	76.0	*	12.6

*
The amounts for 2002 and 2001 reflect the January 1, 2001 adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133); the 2000 amounts do not. See a further discussion of the impact of SFAS 133 to the Company in Note 10 to the consolidated financial statements.

        The impact of fuel price changes on the Company and its competitors is dependent upon various factors, including hedging strategies. The Company has a fuel hedging program in which it enters into jet fuel, heating oil and crude swap and option contracts to protect against increases in jet fuel prices, which has had the effect of reducing the Company's average cost per gallon. During 2002, 2001 and 2000, the Company's fuel hedging program reduced the Company's fuel expense by approximately $4 million, $27 million and $517 million, respectively. To reduce the impact of potential fuel price increases in 2003, as of December 31, 2002, the Company had hedged approximately 32 percent of its estimated 2003 fuel requirements. Based on projected fuel usage, the Company estimates that a 10 percent increase in the price per gallon of fuel as of December 31, 2002 would result in an increase to aircraft fuel expense of approximately $192 million in 2003, net of fuel hedge instruments outstanding at December 31, 2002. The decline in the Company's credit rating, as discussed in Liquidity and Capital Resources of Item 7, has limited its ability to enter into certain types of fuel hedge contracts. A further deterioration of its credit rating or liquidity position may negatively affect the Company's ability to hedge fuel in the future. Due to the competitive nature of the airline industry, in the event of continuing increases in the price of jet fuel, there can be no assurance that the Company will be able to pass on increased fuel prices to its customers by increasing its fares. Likewise, any potential benefit of lower fuel prices may be offset by increased fare competition and lower revenues for all air carriers.

        While the Company does not currently anticipate a significant reduction in fuel availability, dependency on foreign imports of crude oil and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. In the event there is an outbreak of hostilities or other conflicts in oil producing areas or elsewhere, such as the war in Iraq or domestic turmoil, as recently seen in Venezuela and Nigeria, there could be reductions in the production and/or importation of crude oil and/or significant increases in the cost of fuel. If there were major reductions in the availability of jet fuel or significant increases in its cost, the Company's business, as well as that of the entire industry, would be adversely affected.

        Additional information regarding the Company's fuel program is included in Item 7(A)—Quantitative and Qualitative Disclosures about Market Risk and in Note 10 to the consolidated financial statements.

G.    Frequent Flyer Program

        American established the AAdvantage frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. AAdvantage members earn mileage credits for flights on American, American Eagle and certain other participating airlines, or by using services of other program participants, including bank credit card issuers, hotels and car rental and phone service companies. American sells mileage credits and related services to the other companies participating in the program. American reserves the right to change the AAdvantage program rules, regulations, travel awards and special offers at any time without notice. American may initiate changes impacting, for example, participant affiliations, rules for earning mileage credit, mileage levels and awards, limited seating for travel awards, and the features of special offers. American reserves the right to end the AAdvantage program with six months' notice.

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

        American uses the incremental cost method to account for the portion of its frequent flyer liability incurred when AAdvantage members earn mileage credits by flying on American or American Eagle. American's frequent flyer liability is accrued each time a member accumulates sufficient mileage in his or her account to claim the lowest level of free travel award (25,000 miles) and such award is expected to be used for free travel. American includes fuel, food, and reservations/ticketing costs, but not a contribution to overhead or profit, in the calculation of incremental cost. These estimates are generally updated based upon the Company's 12-month historical average of such costs. The cost for fuel is estimated based on total fuel consumption tracked by various categories of markets, with an amount allocated to each passenger. Food costs are tracked by market category, with an amount allocated to each passenger. Reservation/ticketing costs are based on the total number of passengers, including those traveling on free awards, divided into American's total expense for these costs.

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

        At December 31, 2002 and 2001, American estimated that approximately 9.3 million and 8.7 million free travel awards, respectively, were expected to be redeemed for free travel on American and American Eagle. In making the estimate of free travel awards, American has excluded mileage in inactive accounts, mileage related to accounts that have not yet reached the lowest level of free travel award, and mileage in active accounts that have reached the lowest level of free travel award but which are not expected to ever be redeemed for free travel on American. The resulting liability was approximately $1.2 billion and $1.1 billion, representing 16.9 percent and 15.6 percent of the Company's total current liabilities, at December 31, 2002 and 2001, respectively.

        The number of free travel awards used for travel on American and American Eagle in 2002 was 3.5 million, representing approximately 8.1 percent of passengers boarded. Comparatively, the number of free travel awards used for travel on American and American Eagle (excluding TWA LLC) was 2.7 million in 2001 and 2.8 million in 2000, representing approximately 7.4 percent of total passengers boarded in 2001 and 7 percent in 2000 (excluding TWA LLC). The Company believes displacement of revenue passengers is minimal given the Company's load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total passengers boarded.

H.    Other Matters

        Seasonality and Other Factors    The Company's results of operations for any interim period are not necessarily indicative of those for the entire year, since the air transportation business is subject to seasonal fluctuations.

        The results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions. In addition, fears of terrorism or war, fare initiatives, fluctuations in fuel prices, labor actions and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 2002 is included in Note 17 to the consolidated financial statements.

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

        As a result of the September 11, 2001 events, aviation insurers have significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general.

        The U.S. government has provided commercial war-risk insurance for U.S. based airlines until June 13, 2003 covering losses to employees, passengers, third parties and aircraft. The Company believes this insurance coverage will be extended beyond June 13, 2003 because the Homeland Security Act provides for this insurance to remain in place until August 31, 2003. In addition, the Secretary of Transportation may extend the policy until December 31, 2003, at his discretion. See Part A of Item 1 for a discussion of recent legislation which would provide for the extension of war-risk insurance through September 30, 2004.

        In the event the commercial insurance carriers further reduce the amount of insurance coverage available to the Company or significantly increase the cost of aviation insurance, or if the Government fails to renew the war-risk insurance that it provides, the Company's operations and/or financial position and results of operations would be materially adversely affected.

        Other Government Matters    In time of war or during an unlimited national emergency or civil defense emergency, American and other air carriers can be required to provide airlift services to the Air Mobility Command under the Civil Reserve Air Fleet program (CRAF). The Air Mobility Command, which runs CRAF, has activated stage one of CRAF as part of the U.S. government's build-up for military action in Iraq and has notified American that it requires five airplanes including three 777s and two 767-300s with crews. American has been planning for the potential activation of stage one of CRAF and is having no problems meeting its current CRAF obligations. If the Air Mobility Command activates stage two of CRAF, American will be obligated to provide up to 18 additional aircraft. In the event the Company has to provide a substantial amount of additional services, its operations could be adversely impacted.

        Available Information    The Company makes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 available free of charge on AMR's website, www.amrcorp.com, as soon as reasonably practicable after such reports are electronically filed with the Securities and Exchange Commission.

ITEM 2.    PROPERTIES

Flight Equipment

        Owned and leased aircraft operated by the Company at December 31, 2002 included:

Equipment Type	Seating Capacity	Owned	Capital Leased	Operating Leased	Total	Average Age (Years)
American Airlines Aircraft*
Airbus A300-600R	178/250/251	10	—	24	34	13
Boeing 737-800	134	67	—	10	77	3
Boeing 757-200	168/176	84	9	58	151	8
Boeing 767-200	160	8	—	—	8	20
Boeing 767-200 Extended Range	158	9	12	—	21	17
Boeing 767-300 Extended Range	190/213/228	31	7	11	49	10
Boeing 777-200 Extended Range	223/236/245	43	—	—	43	2
Fokker 100	87	70	—	4	74	10
McDonnell Douglas MD-80	129/131	146	42	174	362	14

Total		468	70	281	819	11

*
American Airlines aircraft totals include 27 Boeing 757-200s and 103 McDonnell Douglas MD-80s that were formerly TWA aircraft

        In addition, the following owned and leased aircraft were not operated by the Company as of December 31, 2002: seven owned Boeing 727-200s, 14 operating leased Boeing 717-200s, 11 operating leased McDonnell Douglas DC-9s, six owned McDonnell Douglas DC-10-10s, four operating leased McDonnell Douglas MD-80s and eight operating leased Boeing 767-300s.

        Of the non-operating aircraft discussed above, five McDonnell Douglas DC-10-10 aircraft were being leased to Hawaiian Airlines, Inc. (Hawaiian) as of December 31, 2002. Upon termination of the lease agreement with Hawaiian, the Company has agreed to sell the remaining six McDonnell Douglas DC10-10 aircraft to FedEx Corporation in 2003. The Company is actively marketing its remaining non-operating aircraft and does not anticipate bringing these aircraft back into its operations.

        Of the operating aircraft in the above table, 28 McDonnell Douglas MD-80s, eight Boeing 767-200s and six Boeing 767-200ERs will be placed in temporary storage beginning in 2003.

        For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 1 and 8 to the consolidated financial statements.

        Lease expirations for the leased aircraft included in the preceding table as of December 31, 2002, are:

Equipment Type	2003	2004	2005	2006	2007	2008 and Thereafter
American Airlines Aircraft
Airbus A300-600R	—	—	—	—	—	24
Boeing 737-800	—	—	—	—	—	10
Boeing 757-200	1	13	—	—	15	38
Boeing 767-200 Extended Range	—	—	—	—	—	12
Boeing 767-300 Extended Range	—	5	—	2	—	11
Fokker 100	—	—	—	—	—	4
McDonnell Douglas MD-80	2	5	23	—	1	185

	3	23	23	2	16	284

        Substantially all of the Company's aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental to be based essentially on the market value of the aircraft at the end of the term of the lease or at a predetermined fixed amount. The Company does not intend to purchase or extend the lease term on any aircraft with lease expirations in 2003.

Ground Properties

        The Company leases, or has built as leasehold improvements on leased property, most of its airport and terminal facilities; maintenance and training facilities in Fort Worth, Texas; its principal overhaul and maintenance bases at Tulsa International Airport (Tulsa, Oklahoma), Kansas City International Airport (Kansas City, Missouri) and Alliance Airport (Fort Worth, Texas); its regional reservation offices; and local ticket and administration offices throughout the system. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; the New York City Industrial Development Agency; and the Dallas/Fort Worth, Chicago O'Hare, Newark, San Juan, and Los Angeles airport authorities to provide funds for constructing, improving and modifying facilities and acquiring equipment which are or will be leased to the Company. The Company also uses public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.

        For information concerning the estimated lives and residual values for owned ground properties, lease terms and amortization relating to ground properties under capital leases, and acquisitions of ground properties, see Notes 1 and 8 to the consolidated financial statements.

ITEM 3.    LEGAL PROCEEDINGS

        On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies): (1) breaches the Agent Reporting Agreement between American and AMR Eagle and the plaintiffs; (2) constitutes unjust enrichment; and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have been or will be required to pay money to American for debit memos for fare rules violations from July 26, 1995 to the present. The plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. The Company intends to vigorously defend the lawsuit. A final adverse court decision could impose restrictions on the Company's relationships with travel agencies which, restrictions could have an adverse impact on the Company.

        On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas (United States v. AMR Corporation, et al, No. 99-1180-JTM, United States District Court for the District of Kansas). The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. On April 27, 2001, the U.S. District Court for the District of Kansas granted American's motion for summary judgment. On June 26, 2001, the U.S. Department of Justice appealed the granting of American's motion for summary judgment (United States v. AMR Corporation, et al, No. 01-3203, United States District Court of Appeals for the Tenth Circuit), and on September 23, 2002, the parties presented oral arguments to the 10th Circuit Court of Appeals, which has not yet issued its decision. The Company intends to defend the lawsuit vigorously. A final adverse court decision imposing restrictions on the Company's ability to respond to competitors would have an adverse impact on the Company.

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

        On May 17, 2002, the named plaintiffs in Hall, et al. v. United Airlines, et al., pending in the United States District Court for the Eastern District of North Carolina, filed an amended complaint alleging that between 1995 and the present, American and over 15 other defendant airlines conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. The court granted class action certification to the plaintiff on September 17, 2002, defining the plaintiff class as all travel agents in the United States, Puerto Rico, and the United States Virgin Islands, who, at any time from October 1, 1997 to the present, issued tickets, miscellaneous change orders, or prepaid ticket advices for travel on any of the defendant airlines. The case is stayed as to US Airways and United Air Lines, since they filed for bankruptcy. American is vigorously defending the lawsuit. Defendant carriers filed a motion for summary judgment on December 10, 2002. Trial is set for September 02, 2003. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's commission policies or practices would have an adverse impact on the Company.

        On April 26, 2002, six travel agencies filed Albany Travel Co., et al. v. Orbitz, LLC, et al., in the United States District Court for the Central District of California against American, United Air Lines, Delta Air Lines, and Orbitz, LLC, alleging that American and the other defendants: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act; and (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act. The named plaintiffs seek to certify a nationwide class of travel agents. Plaintiffs' motion for certification is set for hearing on September 2, 2003. American is vigorously defending the lawsuit. On November 25, 2002, the District Court stayed this case pending a judgment in Hall et. al. v. United Airlines, et. al. (see above description). A final adverse court decision awarding substantial money damages or placing restrictions on the Company's distribution practices would have an adverse impact on the Company.

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

        On August 14, 2002, a class action lawsuit was filed against American Airlines, Inc. in the United States District Court for the Central District of California, Western Division (All World Professional Travel Services, Inc. v. American Airlines, Inc.). The lawsuit alleges that requiring travel agencies to pay debit memos for refunding tickets after September 11, 2001: (1) breaches the Agent Reporting Agreement between American and plaintiff; (2) constitutes unjust enrichment; and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have or will be required to pay moneys to American for an "administrative service charge," "penalty fee," or other fee for processing refunds on behalf of passengers who were unable to use their tickets in the days immediately following the resumption of air carrier service after the tragedies on September 11, 2001. The plaintiff seeks to enjoin American from collecting the debit memos and to recover the amounts paid for the debit memos, plus treble damages, attorneys' fees, and costs. The Company intends to vigorously defend the lawsuit. Although the Company believes that the litigation is without merit, an adverse court decision could impose restrictions on the Company's relationships with travel agencies which restrictions could have an adverse impact on the Company.

        On August 19, 2002, a U.S. travel agency filed Power Travel International, Inc. v. American Airlines, Inc., et al., in New York state court against American, Continental Airlines, Delta Air Lines, JetBlue Airways, United Air Lines, and Northwest Airlines, alleging that American and the other defendants breached their contracts with the agency as well as the duty of good faith and fair dealing when these carriers at various times reduced base commissions to zero. The plaintiff seeks to certify a nationwide class of travel agents, but no class has yet been certified. The plaintiff dismissed JetBlue from the lawsuit, and the remaining defendants removed the lawsuit to the United States District Court for the Southern District of New York. The case is stayed as to United Air Lines, since it filed for bankruptcy. American is vigorously defending the lawsuit, and has filed a motion to dismiss it. A final adverse court decision awarding substantial money damages or forcing the Company to pay agency commissions would have an adverse impact on the Company.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Omitted under the reduced disclosure format pursuant to General Instructions I(2)(c) of Form 10-K.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        American Airlines, Inc. is a wholly-owned subsidiary of AMR Corporation and there is no market for the Registrant's Common Stock.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        Omitted under the reduced disclosure format pursuant to General Instructions I(2)(a) of Form 10-K.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Abbreviated pursuant to General Instructions I(2)(a) of Form 10-K).

        American Airlines, Inc., the principal subsidiary of AMR Corporation (AMR), was founded in 1934. On April 9, 2001, American Airlines, Inc. (through its wholly owned subsidiary TWA Airlines LLC (TWA LLC)) purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the operating results of TWA LLC are included in the accompanying condensed consolidated financial statements for the year ended December 31, 2002 whereas for 2001 the results of TWA LLC are included only for the period April 10, 2001 through December 31, 2001. All references to American Airlines, Inc. include the operations of TWA LLC since April 10, 2001 (collectively, American) (see Note 16 to the consolidated financial statements). American is the largest scheduled passenger airline in the world.

Results of Operations

        American's net loss in 2002 was $3.5 billion compared to a net loss of $1.6 billion in 2001. The Company's 2002 results include a one-time, non-cash charge to record the cumulative effect of a change in accounting, effective January 1, 2002, of $889 million to write-off all of American's goodwill upon the adoption of Statement of Financial Accounting Standards Board No. 142 "Goodwill and Other Intangible Assets" (see Note 4 to the consolidated financial statements). The Company's 2002 results were adversely impacted by the continued economic slowdown and the residual effects of the September 11, 2001 terrorist attacks as discussed in Part A of Item 1. For a discussion of the events of September 11, 2001, see Note 3 to the consolidated financial statements.

REVENUES

2002 Compared to 2001    Although traffic has continued to increase since the events of September 11, 2001, the Company's 2002 revenues and yields were down materially year-over-year. In addition to the residual effects of September 11, the Company's revenues continue to be negatively impacted by the economic slowdown, seen largely in business travel declines and changes in business traveler profiles; the geographic distribution of the Company's network; and reduced fares due in part to increased competition from low-cost carriers. The Company's revenues decreased approximately $1.6 billion, or 9.2 percent, to $15.9 billion.

        American's passenger revenues decreased by 8.5 percent, or $1.3 billion, to $14.4 billion. System wide, passenger revenue yield per passenger mile decreased by 9.3 percent, or 1.22 cents, to 11.86 cents driving American's revenue per available seat mile (RASM) down by 7.2 percent, or .65 cents, to 8.39 cents. In 2002, American derived approximately 70 percent of its passenger revenues from domestic operations and approximately 30 percent from international operations. American's domestic RASM decreased 8.8 percent, to 8.26 cents, on a capacity decrease of 1.0 percent to 125 billion available seat miles (ASMs). International RASM decreased to 8.72 cents, or 2.8 percent, on a capacity decrease of 7.2 percent to 47 billion ASMs. The decrease in international RASM was due to a 7.1 percent decrease in Latin American RASM, somewhat offset by a 6.5 percent and a 0.3 percent increase in Pacific and European RASM, respectively. The decrease in international capacity was due to a 22.4 percent, 7.9 percent and 3.3 percent reduction in Pacific, European and Latin American ASMs, respectively.

        Cargo revenues decreased 15.1 percent, or $99 million, to $557 million primarily due to the economic slowdown and significant restrictions on cargo shipments for security reasons.

        Other revenues decreased 16.5 percent, or $173 million, to $875 million due primarily to decreases in contract maintenance work that American performs for other airlines, and decreases in codeshare revenue and employee travel service charges.

OPERATING EXPENSES

2002 Compared to 2001    The Company's operating expenses decreased 2.9 percent, or $574 million, to $19.2 billion. American's operating expenses per ASM decreased 1.5 percent to 11.14 cents, including the impact of special charges and U.S. Government grant of $625 million and $10 million, respectively, in 2002 and $1.2 billion and $827 million, respectively, in 2001. The decrease in operating expenses and operating expenses per ASM is largely due to cost savings initiatives implemented in late 2001 and 2002. Wages, salaries and benefits increased 5.1 percent, or $388 million, to $8.0 billion reflecting (i) higher salaries, largely offset by a decrease in the average number of equivalent employees and (ii) increases in the Company's pension and health insurance costs, the latter reflecting rapidly rising medical care and prescription drug costs. Aircraft fuel expense decreased 12.0 percent, or $329 million, to $2.4 billion primarily due to a 4.0 percent decrease in the Company's fuel consumption and a 6.5 percent decrease in the Company's average price per gallon. Depreciation and amortization decreased $48 million, or 3.8 percent, to $1.2 billion due primarily to discontinuing amortization of goodwill and route acquisition costs in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". Commissions, booking fees and credit card expense decreased 25.6 percent, or $361 million, to $1.0 billion due primarily to an 8.5 percent decrease in passenger revenues and commission structure changes implemented in March 2002. Food service decreased 10.1 percent, or $78 million, to $693 million due primarily to the Company's reduced operating schedule and reductions in the level of food service. Special charges for 2002 included approximately $565 million related to aircraft charges, $57 million in employee charges and $3 million in facility charges. Special charges for 2001 included approximately $1.0 billion related to aircraft charges, $114 million in facility charges, $69 million in employee charges and $40 million in other charges. U.S. Government grant includes a $10 million and $827 million benefit recognized for the reimbursement from the U.S. Government under the Air Transportation Safety and System Stabilization Act (the Act) for 2002 and 2001, respectively. See a further discussion of special charges and U.S. Government grant in Note 3 to the consolidated financial statements. Other operating expenses decreased 12.4 percent, or $336 million, to $2.4 billion due primarily to decreases in contract maintenance work that American performs for other airlines, and decreases in travel and incidental costs, advertising and promotion costs, and data processing expenses, which were partially offset by higher insurance and security costs.

OTHER INCOME (EXPENSE)

        Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous—net.

2002 Compared to 2001    Interest income decreased $19 million, or 21.3 percent, to $70 million due primarily to decreases in interest rates. Interest expense increased $142 million, or 37.5 percent, to $521 million resulting primarily from the increase in the Company's long-term debt of approximately $2.2 billion. Interest capitalized decreased $55 million, or 40.7 percent, to $80 million due primarily to a decrease in purchase deposits for flight equipment. Related party interest—net increased $45 million, or 166.7 percent to $18 million due primarily to higher intercompany receivable from affiliate balances throughout the year.

INCOME TAX PROVISION (BENEFIT)

        The effective tax rate for the year ended December 31, 2002 was impacted by a $40 million charge resulting from a provision in Congress' economic stimulus package that changes the period for carrybacks of net operating losses (NOLs). This change allows the Company to carry back 2001 and 2002 NOLs for five years, rather than two years under the previous law, allowing the Company to more quickly recover its NOLs. The extended NOL carryback did however, result in the displacement of foreign tax credits taken in prior years. These credits are now expected to expire before being utilized by the Company, resulting in this charge.

        The Company recorded a valuation allowance against its net deferred tax asset. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible. As a result, the Company has a deferred tax asset valuation allowance as of December 31, 2002 of $694 million, $272 million of which offset the tax benefit of current year losses. The balance of the deferred tax asset valuation allowance of $422 million was recorded via accumulated other comprehensive loss.

Other Information

        In response to the September 11, 2001 terrorist attacks, the Company initiated the following measures: reduced capacity by approximately 20 percent, grounded aircraft and deferred certain aircraft deliveries to future years, significantly reduced capital spending, closed facilities, reduced its workforce (see Note 3 to the consolidated financial statements for additional information) and implemented numerous other cost reduction initiatives.

        In 2002, given, among other things: (i) the steep fall-off in demand for air travel, particularly business travel, caused by the continuing weakness of the U.S. economy, (ii) reduced pricing power, resulting mainly from greater cost sensitivity on the part of travelers, especially business travelers, and increasing competition from low cost carriers, and (iii) the residual effects of September 11, the Company announced a series of initiatives to further reduce its costs, simplify its aircraft fleet, and enhance productivity. These initiatives included, among other things, de-peaking of the Company's Dallas/Fort Worth International Airport hub (following the de-peaking of its Chicago hub); gradually phasing out operation of its Fokker aircraft fleet; and reducing capacity in the fourth quarter of 2002. In addition, the Company reduced its workforce to better align its workforce with the planned capacity reductions, fleet simplification, and hub restructurings. Despite the Company's on-going efforts to reduce its costs, many of its costs are attributable to factors largely beyond the Company's control, including (i) escalating fuel prices, (ii) increased insurance costs and (iii) increased security costs.

        As discussed in Part A of Item 1, the Company's recent financial results are unsustainable. Given the severity of the Company's financial situation and the Company's belief that a permanent shift has occurred in the airline revenue environment, the Company continues to review its business model, particularly with a view towards identifying significant cost reductions. The Company believes that it must quickly reduce its annual operating costs by at least $4 billion in order to become competitive and sustain its operations. The Company has made progress in identifying more than $2 billion in annual operating cost reductions via initiatives involving: (i) scheduling efficiencies, including de-peaking certain of its hubs as referred to above, (ii) fleet simplification, (iii) streamlined customer interaction, (iv) distribution modifications, (v) in-flight product changes, (vi) operational changes and (vii) headquarters/administration efficiencies. Even with these initiatives, however, a large shortfall of approximately $2 billion remains between identified annual cost reductions and needed cost reductions.

        In February 2003, American asked its labor leaders and other employees for approximately $1.8 billion in permanent, annual savings through a combination of changes in wages, benefits and work rules. The requested $1.8 billion in savings is divided by work group as follows: $660 million—pilots, $620 million—Transportation Workers Union (TWU) represented employees, $340 million—flight attendants, $100 million—management and support staff, and $80 million—agents and representatives. On March 31, 2003, the Company reached agreements with the leaders of the three major unions representing American employees (the Labor Agreements) and announced changes in pay plans and benefits for non-unionized employees (including officers and other management) which will meet the targeted contributions. Of the approximately $1.8 billion in savings, approximately $1.0 billion are to be accomplished through wage and benefit reductions while the remaining approximately $.8 billion would be accomplished through changes in work rules which would result in additional job reductions. Wage reductions will become effective on April 1, 2003 for officers and May 1, 2003 for all other employees. Reductions related to benefits and work rule changes will be phased in over time. In connection with the changes in wages, benefits and work rules, the Labor Agreements provide for the issuance of approximately 38 million shares of AMR stock in the form of stock options which will generally vest over a three year period (see Note 12 to the consolidated financial statements for additional information). Although these Labor Agreements enabled the Company to avoid an immediate filing of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code (a Chapter 11 filing), these Labor Agreements must still be ratified by the unions' memberships. At the time of the filing of this Form 10-K, the unions have put the Labor Agreements out for a ratification vote. It is anticipated that the official results of the voting will be formally announced on April 15, 2003. A group of pilots filed a lawsuit on April 14, 2003 contesting the union ratification process. The U.S. District Court in Fort Worth, Texas denied the request for a temporary restraining order. Failure of one or more of the unions to ratify its Labor Agreement would likely lead the Company to initiate a Chapter 11 filing.

        In addition, the Company continues to negotiate concessions from its vendors, lessors and suppliers; however, the Company cannot reliably predict whether it will obtain the necessary concessions or for what amount. In return for concessions, the Company plans to deliver shares of AMR common stock to its vendors, lessors and other creditors.

        Even if the Labor Agreements are ratified and the Company obtains concessions from its vendors, lessors and suppliers, the Company may nonetheless need to initiate a Chapter 11 filing because its financial condition will remain weak and its prospects uncertain. The fragility of the Company's financial condition is further illustrated by the going concern opinion of the Company's independent auditors (see page 35). Other negative factors include but are not limited to, the failure of the U. S. economy to soon begin a recovery, a prolonged war in Iraq, another terrorist attack, the failure of the Company to satisfy the liquidity requirement in certain of its credit agreements, or the inability of the Company to access the capital markets for additional financing.

        During 2001 and 2002, the Company raised approximately $7.5 billion of funding to finance capital commitments and to fund operating losses. The Company expects that it will continue to need to raise significant additional financing in the near future to cover its liquidity needs, until such time as the cost initiatives discussed in the previous paragraphs become effective and the Company returns to profitability. The Company had approximately $1.9 billion in unrestricted cash and short-term investments as of December 31, 2002. The Company also had available possible future financing sources, including, but not limited to: (i) a limited amount of additional secured aircraft debt (as of December 31, 2002, the Company had Section 1110 eligible unencumbered aircraft with an estimated market value of approximately $670 million), (ii) sale-leaseback transactions of owned property, including aircraft and real estate, (iii) securitization of future operating receipts, and (iv) the potential sale of certain non-core assets (including the Company's interests in Worldspan, a computer reservations systems partnership). However, these financing sources may not be available to the Company in light of its financial condition. To the extent that the Company is unable to access capital markets and raise additional capital, the Company will be unable to fund its obligations and sustain its operations. In such an event, the Company will be forced to initiate a Chapter 11 filing.

        On April 11-12, 2003, the Senate and House agreed to aviation-related assistance provisions in supplemental appropriations legislation to fund the war in Iraq. The legislation is expected to be signed by President Bush on April 14, 2003. The new law would authorize payment of (i) $100 million to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks and (ii) $2.3 billion to reimburse air carriers for increased security costs which shall be distributed in proportion to amounts each has paid or collected as of the date of enactment in passenger security and air carrier security fees to the Transportation Security Administration. In addition, the new law would suspend the collection of the passenger security fee from June 1, 2003 until October 1, 2003, and extend war-risk insurance through September 30, 2004. The Company is not able to estimate its portion of this compensation at this time.

        In the first quarter of 2003, as a result of the Company's declining financial condition, the Company has made approximately $500 million in fuel prepayments, tax escrow deposits and credit card holdback deposits.

        American's credit ratings are significantly below investment grade. In June 2002, Standard & Poor's downgraded the credit ratings of American, and the credit ratings of a number of other major airlines. The long-term credit ratings of American were removed from Standard & Poor's CreditWatch with negative implications and were given a negative outlook. In September 2002, Moody's downgraded the unsecured credit ratings of American and maintained a negative outlook on these ratings. In January 2003, Standard & Poor's and Moody's placed the credit ratings of American on review for downgrade. In February 2003, Moody's further downgraded the senior unsecured ratings of American and the ratings of most of American's secured debt. The Moody's ratings remain on review for possible downgrade. Also in February 2003, Standard & Poor's lowered its long-term corporate credit ratings and the secured debt rating of American. American's short-term rating was withdrawn. Ratings on most of American's non-enhanced equipment trust certificates were also lowered. In addition, Standard & Poor's revised the CreditWatch implications to developing from negative. In March 2003, Standard & Poor's further lowered its long-term corporate credit ratings for American and lowered the secured debt rating of American. Ratings on most of American's non-enhanced equipment trust certificates were also lowered. These reductions have increased the Company's borrowing costs. Additional significant reductions in AMR's or American's credit ratings would further increase its borrowing or other costs and further restrict the availability of future financing. In March 2003, Standard & Poor's removed AMR's common stock from the S&P 500 index.

        American has a fully drawn $834 million credit facility that expires December 15, 2005. On March 31, 2003, American and certain lenders in such facility entered into a waiver and amendment that (i) waived, until May 15, 2003, the requirement that American pledge additional collateral to the extent the value of the existing collateral was insufficient under the terms of the facility, (ii) waived American's liquidity covenant for the quarter ended March 31, 2003, and (iii) modified the financial covenants applicable to subsequent periods and increased the applicable margin for advances under the facility. On May 15, 2003, American expects to be required to pledge an additional 30 (non-Section 1110 eligible) aircraft having an aggregate net book value as of March 31, 2003 of approximately $451 million. Pursuant to the modified financial covenants, American is required to maintain at least $1.0 billion of liquidity, consisting of unencumbered cash and short-term investments for the second quarter 2003 and beyond. At this point, it is uncertain whether the Company will be able to satisfy this liquidity requirement.

        In addition, the required ratio of EBITDAR to fixed charges has been decreased until the period ending December 31, 2004, and the next test of such cash flow coverage ratio will not occur until March 31, 2004. The amendment also provided for a 50 basis points increase in the applicable margin over the London Interbank Offered Rate (LIBOR), resulting in an effective interest rate (as of March 31, 2003) of 4.73 percent. The interest rate will be reset again on September 17, 2003. At American's option, interest on the facility can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon LIBOR.

        Approximately $740 million of special facility revenue bonds, issued by local municipalities to purchase equipment and improve facilities that are leased to American under operating lease agreements, contain mandatory tender provisions that require American to repurchase the bonds at various times through 2008, including $200 million in November 2003. These special facility revenue bonds are guaranteed by American, AMR, or both. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed.

        The Company had $783 million in restricted cash and short-term investments as of December 31, 2002. These restricted assets relate primarily to collateral held to support standby letters of credit backing floating rate tax-exempt bonds, projected workers' compensation obligations and various other obligations. As of December 31, 2002, the collateral required to support the standby letters of credit backing the floating rate tax-exempt bonds exceeded the face value of the bonds. In the first quarter of 2003, the Company redeemed all $339 million of tax-exempt bonds that were backed by standby letters of credit secured by restricted cash and short-term investments. The redemption of these bonds resulted in an increase in the Company's unrestricted cash and short-term investments balances in 2003. See Note 6 to the consolidated financial statements for additional information regarding restricted cash and short-term investments.

        Net cash used by operating activities in 2002 was $1.4 billion, compared to net cash provided by operating activities of $380 million and $3.1 billion in 2001 and 2000, respectively. The $1.8 billion decrease from 2001 to 2002 resulted primarily from an increase in the Company's net loss. Included in net cash used by operating activities of 2002 was approximately $569 million received by the Company as a result of the utilization of its 2001 NOL's.

        Capital expenditures in 2002 totaled $1.4 billion, compared to $3.2 billion in 2001 and $3.3 billion in 2000. In 2002, American took delivery of three Boeing 777-200ERs and seven Boeing 757-200s. These expenditures were financed primarily through secured mortgage and debt agreements. Proceeds from the sale of equipment and property and other investments totaled $210 million, including the proceeds received upon the delivery of three McDonnell Douglas MD-11 aircraft to FedEx.

        On April 9, 2001, TWA LLC purchased substantially all of the assets and assumed certain liabilities of TWA for approximately $742 million, which was funded from the Company's existing cash and short-term investments.

        During 2002, American issued $617 million of enhanced equipment trust certificates secured by aircraft, with interest based on LIBOR plus a spread (0.62 percent) and maturities over various periods, with a final maturity in 2007. These obligations are insured by a third party. A $1 billion credit facility, established in late 2001 to serve as an immediate alternative for this financing, expired undrawn on September 30, 2002. Also during 2002, the Company entered into approximately $1.2 billion of various debt agreements secured by aircraft. Effective rates on these agreements are fixed or variable based on LIBOR plus a spread and mature over various periods of time through 2017. At December 31, 2002, the effective interest rates on these debt agreements and the enhanced equipment trust certificates described above ranged up to 5.94 percent.

        In 2002, the Regional Airports Improvement Corporation and the New York City Industrial Development Agency issued facilities sublease revenue bonds at the Los Angeles International Airport and John F. Kennedy International Airport, respectively, to provide reimbursement to American for certain facility construction and other related costs. The Company has recorded the total amount of the issuances of $759 million (net of $38 million discount) as long-term debt on the consolidated balance sheet as of December 31, 2002. These obligations bear interest at fixed rates, with an average effective rate of 8.54 percent, and mature over various periods of time, with a final maturity in 2028. The Company has received approximately $672 million in reimbursements of certain facility construction and other related costs through December 31, 2002. Of the remaining $87 million of bond issuance proceeds not yet received, classified as Other assets on the consolidated balance sheet, $40 million are held by the trustee for reimbursement of future facility construction costs and will be available to the Company in the future, and $47 million are held in a debt service reserve fund.

        As of December 31, 2002, the Company had commitments to acquire two Boeing 777-200ERs and nine Boeing 767-300ERs, and an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $457 million in 2003, $0 in 2004, $118 million in 2005 and an aggregate of approximately $2.6 billion in 2006 through 2010. These commitments and cash flows reflect agreements the Company entered into with Boeing in November 2002 to defer 34 of its 2003 through 2005 deliveries to 2007 and beyond. In addition to these deferrals, Boeing Capital Corporation has agreed to provide backstop financing for all Boeing aircraft deliveries in 2003. In return, American has agreed to grant Boeing a security interest in certain advance payments previously made and in certain rights under the aircraft purchase agreement between American and Boeing. As a result, substantially all of the aircraft spending in 2003 is supported by committed financing.

        In addition to these commitments for aircraft, the Company expects to spend approximately $400 million in 2003 for modifications to aircraft, renovations of—and additions to—airport and off-airport facilities, and the acquisition of various other equipment and assets.

        Effective January 2003, American Airlines and AMR Eagle have implemented a "Fee Per Departure" agreement. Under this agreement, American pays Eagle a fixed fee per block hour and departure to operate regional aircraft. The block hour and departure fees are designed to cover Eagle's fully allocated costs. Assumptions for highly volatile or uncontrollable costs such as fuel, landing fees, and aircraft ownership are trued up to actual values on a pass through basis. In consideration for these payments, American retains all passenger and other revenues resulting from the Eagle operation. This agreement will be renewed annually on January 1, without action by either party, until either party gives written notice of termination to the other party.

        The Company has contracted with two regional airlines, Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc. (collectively the AmericanConnection carriers) to provide Embraer EMB-140/145 regional jet services under the brand "AmericanConnection". Under these arrangements, the Company pays the AmericanConnection carriers a fixed fee per block hour to operate the aircraft. The block hour fees are designed to cover the AmericanConnection carriers' fully allocated costs. Assumptions for highly volatile or uncontrollable costs such as fuel, landing fees, insurance, and aircraft ownership are trued up to actual values on a pass through basis. In addition to covering the cost of operations, the Company also pays a designed profit margin to the AmericanConnection carriers. In consideration for these payments, the Company retains all passenger and other revenues resulting from the operation of the AmericanConnection regional jets. Minimum payments under the contracts are $124 million in 2003, $69 million in 2004, $70 million in 2005 and $64 million in 2006. However, based on expected utilization, the Company expects to make payments of $164 million in 2003, $191 million in 2004, $192 million in 2005, $194 million in 2006 and $195 million in 2007. In addition, if the Company terminates the Chautauqua contract without cause, Chautauqua has the right to put its Embraer aircraft to the Company. If the Company were to terminate the Chautauqua contract without cause and Chautauqua were to exercise its put rights, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019.

        The lessors under two of the Company's aircraft leases have exercised options that require the Company to purchase the related aircraft. Under the terms of the exercised put options, on or about May 27, 2003, the Company will be required to pay approximately $19 million to purchase the two aircraft subject to such leases.

        The Company is a party to many routine contracts in which it provides general indemnities in the normal course of business to third parties for various risks. The Company has not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote. These indemnities are discussed in the following paragraphs.

        The Company's loan agreements and other LIBOR-based financing transactions (including certain leveraged aircraft leases) generally obligate the Company to reimburse the applicable lender for incremental increased costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with, or credit extended by such lender related to the loan, (ii) any tax, duty, or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, the Company's loan agreements, derivative transactions and other financing arrangements typically contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.

        These increased cost and withholding tax provisions continue for the entire term of the applicable transaction, and there is no limitation on the maximum additional amounts the Company could be obligated to pay under such provisions. Any failure to pay amounts due under such provisions generally would trigger an event of default, and, in a secured financing transaction, would entitle the lender to foreclose upon the collateral to realize the amount due.

        The Company has general indemnity clauses in many of its airport and other real estate leases where the Company as lessee indemnifies the lessor (and related parties) against liabilities related to the Company's use of the leased property. Generally, these indemnifications cover liabilities resulting from the negligence of the indemnified parties, but not liabilities resulting from the gross negligence or willful misconduct of the indemnified parties. In addition, the Company provides environmental indemnities in many of these leases for contamination related to the Company's use of the leased property.

        In certain transactions, including certain aircraft financing leases and loans and derivative transactions, the lessors, lenders and/or other parties have rights to terminate the transaction based on changes in foreign tax law, illegality or certain other events or circumstances. In such a case, the Company may be required to make a lump sum payment to terminate the relevant transaction.

        In addition, in its aircraft financing agreements, the Company generally indemnifies the financing parties, trustees acting on their behalf and other related parties against liabilities (including certain taxes) resulting from the financing, manufacture, design, ownership, operation and maintenance of the aircraft regardless of whether these liabilities (or taxes) relate to the negligence of the indemnified parties.

        The Company is not able to estimate the potential amount of any liability resulting from the indemnities discussed above.

        Under certain contracts with third parties, the Company indemnifies the third party against legal liability arising out of an action by the third party, or certain other parties. The terms of these contracts vary and the potential exposure under these indemnities cannot be determined. Generally, the Company has liability insurance protecting the Company for its obligations it has undertaken under these indemnities.

        The Company is required to make contributions to its defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). However, due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount and timing of asset returns, the Company is not able to reasonably estimate the amount of future required contributions beyond 2003. The Company's 2003 minimum required pension contributions are approximately $186 million.

Working Capital    American historically operates with a working capital deficit as do most other airline companies. In addition, the Company has historically relied heavily on external financing to fund capital expenditures. More recently, the Company has also relied on external financing to fund operating losses.

        As stated earlier, in the event the Company is unable to access sources of external financings, the Company will be unable to sustain it operations and will be forced to initiate a Chapter 11 filing.

Environmental Matters    American has been notified of potential liability with regard to several environmental cleanup sites and certain airport locations. At sites where remedial litigation has commenced, potential liability is joint and several. American's alleged volumetric contributions at these sites are minimal. American does not expect these matters, individually or collectively, to have a material impact on its results of operations, financial position or liquidity. Additional information is included in Part D of Item 1 and Note 7 to the consolidated financial statements.

Capital contribution from AMR    During 2001, the Board of Directors of AMR approved the capital contribution of $1.5 billion from AMR to American.

New Accounting Pronouncements    In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and establishes that fair value is the objective for initial measurement of the liability. Prior to SFAS 146, a liability for costs associated with an exit or disposal activity was recognized as of the date of the commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 will affect the timing and recognition of certain costs associated with future exit or disposal activities.

        In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation 45). Interpretation 45 requires disclosures in interim and annual financial statements about obligations under certain guarantees issued by the Company. Furthermore, it requires recognition at the beginning of a guarantee of a liability for the fair value of the obligation undertaken in issuing the guarantee, with limited exceptions. The disclosure requirements are effective for this filing and are included in Note 6, 7 and 8 to the consolidated financial statements. The initial recognition and initial measurement provisions are only applicable on a prospective basis for guarantees issued or modified after December 31, 2002.

        In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (Interpretation 46). Interpretation 46 addresses consolidation of variable interest entities, as defined, previously generally referred to as special purpose entities, to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, "Consolidated Financial Statements" does not apply. It requires the primary beneficiary of a variable interest entity to include the assets, liabilities, and results of the activities of the variable interest entity in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated variable interest entities. In addition, Interpretation 46 requires disclosure of information about the nature, purpose and activities of unconsolidated variable interest entities in which the Company holds a significant variable interest. The provisions of Interpretation 46 are effective immediately for any variable interest entities acquired after January 31, 2003 and effective beginning in the third quarter of 2003 for all variable interest entities acquired before February 1, 2003. The Company is currently evaluating the impact of Interpretation 46.

        In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS 4), an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS 145 amends FASB Statement No. 13, "Accounting for Leases" (SFAS 13), to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and other related pronouncements that make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in FASB Opinion 30 for classification as an extraordinary item must be reclassified. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions SFAS 145 are effective for financial statements issued on or after May 15, 2002. SFAS 145 had no impact on the Company during 2002.

Forward-Looking Information

        The preceding discussions under Business, Properties, Legal Proceedings and Management's Discussion and Analysis of Financial Condition and Results of Operations contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "believes," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning operations and financial conditions, including changes in capacity, revenues and costs, expectations as to future financing needs, overall economic conditions and plans and objectives for future operations, the impact of the events of September 11, 2001 and the impact of the results of operations for the past two years on the Company and the sufficiency of the Company's financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations. The following risk factors, in addition to other possible risk factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements:

Labor Cost Reduction; Uncertainty of Future Collective Bargaining Agreements and Events    The future of the Company cannot be assured until, among other things, ways are found to significantly reduce its labor and other costs. As discussed more fully in Part A of Item 1 ("Labor Agreements"), the Company reached agreements with the leaders of the three major unions representing American employees (the Labor Agreements) and announced changes in pay plans and benefits for non-unionized employees (including officers and other management) which will significantly reduce its labor costs. Although these Labor Agreements enabled the Company to avoid an immediate filing of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code (a Chapter 11 filing), these Labor Agreements must still be ratified by the unions' memberships. At the time of the filing of this Form 10-K, the unions have put the Labor Agreements out for a ratification vote. It is anticipated that the official results of the voting will be formally announced on April 15, 2003. A group of pilots filed a lawsuit on April 14, 2003 contesting the union ratification process. The U.S. District Court in Fort Worth, Texas denied the request for a temporary restraining order. Failure of one or more of the unions to ratify its Labor Agreement would likely lead the Company to initiate a Chapter 11 filing. See Part A of Item 1 for a discussion of other factors that may adversely affect the Company.

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

Fuel Prices/Supply    Due to the competitive nature of the airline industry, the Company is unlikely to be able to pass on any increased fuel prices to its customers by increasing fares. Moreover, to the extent there was a reduction in the supply of jet fuel, the Company's operations could be adversely impacted.

Competition in the Airline Industry    Service over almost all of the Company's routes is highly competitive. The Company faces vigorous competition from major domestic airlines, national, regional, all-cargo and charter carriers, foreign air carriers, low-cost air carriers, and, particularly on shorter segments, ground transportation. Increasingly the Company faces significant competition from marketing/operational alliances formed by its competitors. To the extent those alliances can undertake activities that are not available to the Company, the Company's ability to effectively compete could be hindered. Pricing decisions are affected by competition from other airlines. Fare discounting by competitors has historically had a negative effect on the Company's financial results because the Company is generally required to match competitors' fares to maintain passenger traffic. No assurance can be given that any future fare reduction would be offset by increases in passenger traffic, a reduction in costs or changes in the mix of traffic that would improve yields. In addition, since September 11, 2001 several air carriers have sought to reorganize under Chapter 11 of the United States Bankruptcy Code, including United and US Airways. Successful completion of such reorganizations has resulted or would result in significantly lower operating costs derived from labor, supply, and financing contracts renegotiated under the protection of the Bankruptcy Code. Historically, air carriers involved in reorganizations have undertaken substantial fare discounting in order to maintain cash flows and enhance customer loyalty.

Changing Business Strategy    The Company may change its business strategy in the future and may not pursue some of the goals stated herein.

Government Regulation    Future results of the Company's operations may vary based upon any actions which the governmental agencies with jurisdiction over the Company's operations may take, including the granting and timing of certain governmental approvals (including foreign government approvals) needed for codesharing alliances and other arrangements with other airlines, restrictions on competitive practices (e.g., court orders, or agency regulations or orders, that would curtail an airline's ability to respond to a competitor), the adoption of regulations that impact customer service standards (e.g., new passenger security standards), and the adoption of more restrictive locally-imposed noise restrictions.

Military Involvement    Prior to the war in Iraq, the increased threat of U.S. military involvement in overseas operations had a significant adverse impact on the Company's business, financial position (including access to capital markets) and results of operations and on the airline industry in general. Furthermore, since its beginning, the war in Iraq has had a significant adverse impact on international and domestic revenues and future bookings. This adverse impact is expected to continue for the duration of the war and for an unknown period of time thereafter; however, the Company cannot reasonably predict the extent of such impact.

Adverse Impact of Terrorist Attacks    As described elsewhere in this Report, the events of September 11, 2001 had a material adverse impact on the Company. Among the effects experienced by the Company from the September 11, 2001 terrorist attacks were significant flight disruption costs caused by the FAA's imposed grounding of the U.S. airline industry's fleet, significantly increased security and other costs, a reduction in the availability of insurance coverage by insurance carriers, reduced load factors, and significantly reduced yields. The occurrence of another terrorist attack (whether domestic or international and whether against the Company or another entity) would again have a material adverse impact on the Company, its finances and/or its operations by further aggravating the aforementioned effects.

Uncertainty in International Operations    The Company's current international activities and prospects could be adversely affected by factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks, taxation and changes in international government regulation of the Company's operations.

SARS    In 2003, there has been an outbreak of Severe Acute Respiratory Syndrome (SARS). At the time of this 10-K filing, the outbreak has been largely concentrated in Asia, although cases have been confirmed in, among other locations, the United States and Canada. At this time SARS would primarily have an adverse impact on the Company's Pacific operations; however, the significant spread of SARS beyond Asia could have an adverse impact on all of the Company's operations.

Availability of Future Financing    In the aftermath of the events of September 11, 2001, the Company raised substantial amounts of money to finance capital commitments and day-to-day operations. Although the Company has a limited amount of unencumbered assets (for example, as of December 31, 2002, the Company had Section 1110 eligible unencumbered aircraft with a market value of approximately $670 million) its ability to use those assets for financing activities is uncertain and these assets may not maintain their current market value. Thus, the Company's current access to capital markets is extremely limited. As noted elsewhere in this Report, credit ratings for the Company's debt instruments have been downgraded significantly below investment grade and remain on review for a further downgrade. These reductions have increased the Company's borrowing costs. To the extent the Company's credit ratings are further downgraded, the ability of the Company to access capital markets would be restricted further and/or the Company would have increased financing costs. To the extent that the Company is unable to access the capital markets for long-term capital spending requirements or short-term liquidity needs, the Company will be unable to fund its obligations and sustain its operations and will be forced to initiate a Chapter 11 filing.

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

Aircraft Fuel    The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude swap and option contracts. Market risk is estimated as a hypothetical 10 percent increase in the December 31, 2002 and 2001 cost per gallon of fuel. Based on projected 2003 fuel usage, such an increase would result in an increase to aircraft fuel expense of approximately $192 million in 2003, net of fuel hedge instruments outstanding at December 31, 2002, and assumes the Company's fuel hedging program remains effective under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Comparatively, based on projected 2002 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $159 million in 2002, net of fuel hedge instruments outstanding at December 31, 2001. The change in market risk is due primarily to the increase in fuel prices. As of December 31, 2002, the Company had hedged approximately 32 percent of its estimated 2003 fuel requirements, approximately 15 percent of its estimated 2004 fuel requirements, and approximately four percent of its estimated 2005 fuel requirements, compared to approximately 40 percent of its estimated 2002 fuel requirements, 21 percent of its estimated 2003 fuel requirements, and approximately five percent of its estimated 2004 fuel requirements hedged at December 31, 2001. The Company's credit rating has limited its ability to enter into certain types of fuel hedge contracts. A further deterioration of its credit rating or liquidity position may negatively affect the Company's ability to hedge fuel in the future.

Foreign Currency    The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company's largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies. Previously, the Company used options to hedge a portion of its anticipated foreign currency-denominated ticket sales. After determining its foreign currency hedge program's impact was no longer materially beneficial, the Company discontinued entering into foreign currency hedges. The Company plans to periodically evaluate its foreign currency hedge position to determine whether its foreign currency hedge program should be reinstated. The result of a uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2002 and 2001 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $65 million and $40 million for the years ending December 31, 2003 and 2002, respectively, net of hedge instruments outstanding at December 31, 2001, due to the Company's foreign-denominated revenues exceeding its foreign-denominated expenses. This sensitivity analysis was prepared based upon projected 2003 and 2002 foreign currency-denominated revenues and expenses as of December 31, 2002 and 2001.

Interest    The Company's earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments, and its interest expense from variable-rate debt instruments. The Company's largest exposure with respect to variable-rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company has variable-rate debt instruments representing approximately 52 percent and 45 percent of its total long-term debt at December 31, 2002 and 2001, respectively, and interest rate swaps on notional amounts of approximately $138 million and $148 million, respectively, at December 31, 2002 and 2001. If the Company's interest rates average 10 percent more in 2003 than they did at December 31, 2002, the Company's interest expense would increase by approximately $15 million and interest income from cash and short-term investments would increase by approximately $5 million. In comparison, at December 31, 2001, the Company estimated that if interest rates averaged 10 percent more in 2002 than they did at December 31, 2001, the Company's interest expense would have increased by approximately $10 million and interest income from cash and short-term investments would have increased by approximately $9 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company's variable-rate long-term debt, interest rate swap agreements, and cash and short-term investment balances at December 31, 2002 and 2001.

        Market risk for fixed-rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates, and amounts to approximately $261 million and $195 million as of December 31, 2002 and 2001, respectively. The change in market risk is due primarily to the increase in the Company's fixed-rate long-term debt during 2002. The fair values of the Company's long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements.

Other    In addition, the Company holds investments in certain other entities which are subject to market risk. However, the impact of such market risk on earnings is not significant due to the immateriality of the carrying value and the geographically diverse nature of these holdings.

ITEM 8.    CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Auditors	35
Consolidated Statements of Operations	36
Consolidated Balance Sheets	37–38
Consolidated Statements of Cash Flows	39
Consolidated Statements of Stockholder's Equity	40
Notes to Consolidated Financial Statements	41–70

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
American Airlines, Inc.

        We have audited the accompanying consolidated balance sheets of American Airlines, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Airlines, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.

        The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company's recent history of significant losses, negative cash flows from operations, uncertainty regarding the Company's ability to reduce it's operating costs to offset the declines in its revenues, the potential failure of the Company to satisfy the liquidity requirements in certain of its credit agreements, and its diminishing financial resources, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

        As discussed in Note 4 and Note 9 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for its goodwill and other intangible assets as required by Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets," and effective January 1, 2001 the Company changed its method of accounting for its derivative and hedging activities as required by Statement of Financial Accounting Standards No. 133, "Accounting for derivative Instruments and Hedging Activities," as amended.

/s/ ERNST & YOUNG LLP
2121 San Jacinto Dallas, Texas 75201 March 31, 2003

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions)

	Year Ended December 31,
	2002	2001	2000
Revenues
Passenger	$14,439	$15,780	$16,394
Cargo	557	656	714
Other	875	1,048	1,009

Total operating revenues	15,871	17,484	18,117

Expenses
Wages, salaries and benefits	7,954	7,566	6,354
Aircraft fuel	2,415	2,744	2,372
Depreciation and amortization	1,209	1,257	1,068
Other rentals and landing fees	1,110	1,113	919
Commissions, booking fees and credit card expense	1,048	1,409	1,536
Maintenance, materials and repairs	962	979	899
Aircraft rentals	815	799	561
Food service	693	771	769
Other operating expenses	2,363	2,699	2,395
Special charges	625	1,248	—
U.S. Government grant	(10)	(827)	—

Total operating expenses	19,184	19,758	16,873

Operating Income (Loss)	(3,313)	(2,274)	1,244
Other Income (Expense)
Interest income	70	89	138
Interest expense	(521)	(379)	(281)
Interest capitalized	80	135	143
Related party interest—net	18	(27)	7
Miscellaneous—net	(3)	7	31

	(356)	(175)	38

Earnings (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	(3,669)	(2,449)	1,282
Income tax provision (benefit)	(1,063)	(887)	504

Earnings (Loss) Before Cumulative Effect of Accounting Change	(2,606)	(1,562)	778
Cumulative Effect of Accounting Change, Net of Applicable Income Taxes	(889)	—	—

Net Earnings (Loss)	$(3,495)	$(1,562)	$778

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2002	2001
Assets
Current Assets
Cash	$100	$99
Short-term investments	1,834	2,370
Restricted cash and short-term investments	783	535
Receivables, less allowance for uncollectible accounts (2002—$65; 2001—$51)	836	1,148
Income tax receivable	539	223
Inventories, less allowance for obsolescence (2002—$398; 2001—$346)	572	752
Deferred income taxes	—	844
Other current assets	94	519

Total current assets	4,758	6,490
Equipment and Property
Flight equipment, at cost	18,531	19,332
Less accumulated depreciation	5,644	6,181

	12,887	13,151
Purchase deposits for flight equipment	694	834
Other equipment and property, at cost	4,565	4,045
Less accumulated depreciation	2,203	2,045

	2,362	2,000

	15,943	15,985
Equipment and Property Under Capital Leases
Flight equipment	2,226	2,386
Other equipment and property	163	163

	2,389	2,549
Less accumulated amortization	971	962

	1,418	1,587
Other Assets
Route acquisition costs and airport operating and gate lease rights, less accumulated amortization (2002—$225; 2001—$199)	1,257	1,288
Goodwill	—	1,293
Other	4,274	3,834

	5,531	6,415

Total Assets	$27,650	$30,477

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2002	2001
Liabilities and Stockholder's Equity
Current Liabilities
Accounts payable	$1,129	$1,717
Accrued salaries and wages	683	681
Accrued liabilities	1,726	1,336
Air traffic liability	2,614	2,763
Payable to affiliates, net	76	66
Current maturities of long-term debt	603	421
Current obligations under capital leases	126	189

Total current liabilities	6,957	7,173
Long-Term Debt, Less Current Maturities	8,729	6,530
Obligations Under Capital Leases, Less Current Obligations	1,322	1,396
Other Liabilities and Credits
Deferred income taxes	—	1,465
Deferred gains	486	520
Postretirement benefits	2,654	2,538
Other liabilities and deferred credits	6,555	5,376

	9,695	9,899
Commitments and Contingencies
Stockholder's Equity
Common stock—$1 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	2,598	2,596
Accumulated other comprehensive loss	(1,184)	(145)
Retained earnings (deficit)	(467)	3,028

	947	5,479

Total Liabilities and Stockholder's Equity	$27,650	$30,477

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2002	2001	2000
Cash Flow from Operating Activities:
Net earnings (loss)	$(3,495)	$(1,562)	$778
Adjustments to reconcile net earnings (loss) to net cash (used) provided by operating activities:
Depreciation	1,069	1,006	829
Amortization	140	251	239
Provisions for asset impairment	372	1,001	—
Goodwill impairment	889	—	—
Deferred income taxes	(589)	(664)	426
Additional tax refunds due to tax law change	330	—	—
Change in assets and liabilities:
Decrease (increase) in receivables	(6)	101	(118)
Decrease (increase) in inventories	48	(48)	(95)
Increase (decrease) in accounts payable and accrued liabilities	(61)	362	583
Increase (decrease) in air traffic liability	(154)	(276)	438
Increase (decrease) in other liabilities and deferred credits	107	171	(5)
Other, net	(29)	38	(23)

Net cash (used) provided by operating activities	(1,379)	380	3,052
Cash Flow from Investing Activities:
Capital expenditures, including purchase deposits for flight equipment	(1,385)	(3,240)	(3,280)
Net decrease (increase) in short-term investments	536	(821)	96
Net increase in restricted cash and short-term investments	(248)	(535)	—
Acquisition of Trans World Airlines, Inc.	—	(742)	—
Proceeds from sale of equipment and property and other investments	210	386	306
Other	(24)	18	(23)

Net cash used for investing activities	(911)	(4,934)	(2,901)
Cash Flow from Financing Activities:
Proceeds from:
Issuance of long-term debt	2,645	4,388	513
Sale-leaseback transactions	91	352	—
Short-term loan from affiliate	—	—	—
Funds transferred from affiliates, net	11	246	1,162
Payments on long-term debt and capital lease obligations	(456)	(419)	(312)
Dividend to Parent	—	—	(1,500)

Net cash provided by (used for) financing activities	2,291	4,567	(137)

Net increase in cash	1	13	14
Cash at beginning of year	99	86	72

Cash at end of year	$100	$99	$86

Activities Not Affecting Cash
Capital contribution from Parent	$—	$1,500	$—

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
(in millions)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total
Balance at January 1, 2000	$—	$1,840	$(2)	$5,312	$7,150
Net earnings	—	—	—	778	778
Adjustment for minimum pension liability	—	—	(8)	—	(8)
Unrealized gain on investments	—	—	7	—	7
Income tax effect	—	—	1	—	1

Total comprehensive income					778
Cash dividend to Parent	—	—	—	(1,500)	(1,500)
Other	—	7	—	—	7

Balance at December 31, 2000	—	1,847	(2)	4,590	6,435
Net loss	—	—	—	(1,562)	(1,562)
Adjustment for minimum pension liability	—	—	(161)	—	(161)
Changes in fair value of derivative financial instruments	—	—	(75)	—	(75)
Unrealized gain on investments	—	—	6	—	6
Income tax effect	—	—	87	—	87

Total comprehensive loss					(1,705)
Transactions with Parent (Note 5)	—	691	—	—	691
Other	—	58	—	—	58

Balance at December 31, 2001	—	2,596	(145)	3,028	5,479
Net loss	—	—	—	(3,495)	(3,495)
Adjustment for minimum pension liability	—	—	(1,122)	—	(1,122)
Changes in fair value of derivative financial instruments	—	—	143	—	143
Unrealized loss on investments	—	—	(6)	—	(6)
Income tax effect	—	—	(54)	—	(54)

Total comprehensive loss	—	—	—	—	(4,534)
Transactions with Parent (Note 5)	—	1	—	—	1
Other	—	1	—	—	1

Balance at December 31, 2002	$—	$2,598	$(1,184)	$(467)	$947

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Accounting Policies

Basis of Presentation    American Airlines, Inc. (American or the Company) is a wholly-owned subsidiary of AMR Corporation (AMR). On April 9, 2001, American (through a wholly owned subsidiary TWA Airlines LLC (TWA LLC)) purchased substantially all of the assets and assumed certain liabilities of Trans World Airlines, Inc. (TWA). Accordingly, the operating results of TWA LLC since the date of acquisition have been included in the accompanying consolidated financial statements. The consolidated financial statements include the accounts of American and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated. Certain amounts from prior years have been reclassified to conform with the 2002 presentation.

Use of Estimates    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Restricted Cash and Short-term Investments    The Company has restricted cash and short-term investments related primarily to collateral held to support standby letters of credit backing floating rate tax exempt bonds, projected workers' compensation obligations and various other obligations.

Inventories    Spare parts, materials and supplies relating to flight equipment are carried at average acquisition cost and are expensed when incurred in operations. Allowances for obsolescence are provided—over the estimated useful life of the related aircraft and engines—for spare parts expected to be on hand at the date aircraft are retired from service, plus allowances for spare parts currently identified as excess. These allowances are based on management estimates, which are subject to change.

Equipment and Property    The provision for depreciation of operating equipment and property is computed on the straight-line method applied to each unit of property, except that major rotable parts, avionics and assemblies are depreciated on a group basis. The depreciable lives used for the principal depreciable asset classifications are:

Depreciable Life
Fokker 100 aircraft	2004(1)
Other American jet aircraft and engines	20–30 years
Major rotable parts, avionics and assemblies	Life of equipment to which applicable
Improvements to leased flight equipment	Term of lease
Buildings and improvements (principally on leased land)	10–30 years or term of lease
Furniture, fixtures and other equipment	3–10 years
Capitalized software	3–10 years

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

1.    Summary of Accounting Policies (Continued)

Maintenance and Repair Costs    Maintenance and repair costs for owned and leased flight equipment are charged to operating expense as incurred except costs incurred for maintenance and repair under power by the hour maintenance contract agreements, which are accrued on the basis of hours flown.

Intangible Assets    Route acquisition costs and airport operating and gate lease rights represent the purchase price attributable to route authorities (including international airport take-off and landing slots), airport take-off and landing slots and airport gate leasehold rights acquired. Indefinite-lived intangible assets (route acquisition costs) are tested for impairment annually on December 31, rather than amortized, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value.

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

Advertising Costs    The Company expenses the costs of advertising as incurred. Advertising expense was $160 million, $199 million and $218 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Frequent Flyer Program    The estimated incremental cost of providing free travel awards is accrued when such award levels are reached. American sells mileage credits and related services to companies participating in its frequent flyer program. The portion of the revenue related to the sale of mileage credits, representing the revenue for air transportation sold, is valued at current market rates and is deferred over 28 months, which approximates the expected period over which the mileage credits are used. The remaining portion of the revenue, representing the marketing products sold and administrative costs associated with operating the AAdvantage program, is recognized upon sale as the related services have been provided.

Statements of Cash Flows    Short-term investments, without regard to remaining maturity at acquisition, are not considered as cash equivalents for purposes of the statements of cash flows.

Measurement of Asset Impairments    In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. The impairment charge is determined based upon the amount the net book value of the assets exceeds their estimated fair market value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair market value of the assets, and (ii) estimated future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company's operations and estimated salvage values.

Employee Accruals    The Company estimates the amount of potential retroactive pay expected to be provided upon finalization of a labor agreement for work groups working under contracts that have become amendable. These estimates are based upon management's expectation of the most likely outcome of the contract negotiations.

1.    Summary of Accounting Policies (Continued)

Stock Options    The Company accounts for its participation in AMR's stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". As required by SFAS 123, pro forma information regarding income (loss) from continuing operations before extraordinary loss and cumulative effect of accounting change has been determined as if the Company had accounted for its employee stock options and awards granted subsequent to December 31, 1994 using the fair value method prescribed by SFAS 123. The fair value for the stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rates ranging from 4.30% to 6.15%; dividend yields of 0%; expected stock volatility ranging from 43.5% to 45.2%; and expected life of the options of 4.5 years and 1.5 years.

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

        The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions, except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net earnings (loss), as reported	$(3,495)	$(1,562)	$778
Add: Stock-based employee compensation expense included in reported net earnings (loss), net of tax	5	13	31
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards, net of tax	(36)	(31)	(38)

Pro forma net earnings (loss)	$(3,526)	$(1,580)	$771

New Accounting Pronouncements    In June 2002, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, and establishes that fair value is the objective for initial measurement of the liability. Prior to SFAS 146, a liability for costs associated with an exit or disposal activity was recognized as of the date of the commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 will affect the timing and recognition of certain costs associated with future exit or disposal activities.

1.    Summary of Accounting Policies (Continued)

        In November 2002, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation 45). Interpretation 45 requires disclosures in interim and annual financial statements about obligations under certain guarantees issued by the Company. Furthermore, it requires recognition at the beginning of a guarantee of a liability for the fair value of the obligation undertaken in issuing the guarantee, with limited exceptions including: 1) a parent's guarantee of a subsidiary's debt to a third party, and 2) a subsidiary's guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent. The disclosure requirements are effective for this filing and are included in Note 6 to the consolidated financial statements. The initial recognition and initial measurement provisions are only applicable on a prospective basis for guarantees issued or modified after December 31, 2002.

        In January 2003, the Financial Accounting Standards Board issued Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (Interpretation 46). Interpretation 46 addresses consolidation of variable interest entities, as defined, previously generally referred to as special purpose entities, to which the usual condition for consolidation described in Accounting Research Bulletin No. 51, "Consolidated Financial Statements" does not apply. It requires the primary beneficiary of a variable interest entity to include the assets, liabilities, and results of the activities of the variable interest entity in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated variable interest entities. In addition, Interpretation 46 requires disclosure of information about the nature, purpose and activities of unconsolidated variable interest entities in which the Company holds a significant variable interest. The provisions of Interpretation 46 are effective immediately for any variable interest entities acquired after January 31, 2003 and effective beginning in the third quarter of 2003 for all variable interest entities acquired before February 1, 2003. The Company is currently evaluating the impact of Interpretation 46.

        In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). SFAS 145 rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt" (SFAS 4), and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers". SFAS 145 amends FASB Statement No. 13, "Accounting for Leases" (SFAS 13), to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and other related pronouncements that make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of SFAS 145 related to the rescission of SFAS 4 are effective for fiscal years beginning after May 15, 2002. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria in FASB Opinion 30 for classification as an extraordinary item must be reclassified. The provisions of SFAS 145 related to SFAS 13 are effective for transactions occurring after May 15, 2002. All other provisions SFAS 145 are effective for financial statements issued on or after May 15, 2002. SFAS 145 had no impact on the Company during 2002.

2.    Recent Events and Liquidity

        The Company's recent financial results are unsustainable. Given the severity of the Company's financial situation and the Company's belief that a permanent shift has occurred in the airline revenue environment, the Company continues to review its business model, particularly with a view towards identifying significant cost reductions. The Company believes that it must quickly reduce its annual operating costs by at least $4 billion in order to become competitive and sustain its operations. The Company has made progress in identifying more than $2 billion in annual operating cost reductions via initiatives involving: (i) scheduling efficiencies, including de-peaking certain of its hubs as referred to above, (ii) fleet simplification, (iii) streamlined customer interaction, (iv) distribution modifications, (v) in-flight product changes, (vi) operational changes and (vii) headquarters/ administration efficiencies. Even with these initiatives, however, a large shortfall of approximately $2 billion remains between identified annual cost reductions and needed cost reductions.

        In February 2003, American asked its labor leaders and other employees for approximately $1.8 billion in permanent, annual savings through a combination of changes in wages, benefits and work rules. The requested $1.8 billion in savings is divided by work group as follows: $660 million—pilots, $620 million—Transportation Workers Union (TWU) represented employees, $340 million—flight attendants, $100 million—management and support staff, and $80 million—agents and representatives. On March 31, 2003, the Company reached agreements with the leaders of the three major unions representing American employees (the Labor Agreements) and announced changes in pay plans and benefits for non-unionized employees (including officers and other management) which will meet the targeted contributions. Of the approximately $1.8 billion in savings, approximately $1.0 billion are to be accomplished through wage and benefit reductions while the remaining approximately $.8 billion would be accomplished through changes in work rules which would result in additional job reductions. Wage reductions became effective on April 1, 2003 for officers and will become effective on May 1, 2003 for all other employees. Reductions related to benefits and work rule changes will be phased in over time. In connection with the changes in wages, benefits and work rules, the Labor Agreements provide for the issuance of approximately 38 million shares of AMR stock in the form of stock options which will generally vest over a three year period (see Note 12 to the consolidated financial statements for additional information). Although these Labor Agreements enabled the Company to avoid an immediate filing of a petition for relief under Chapter 11 of the U.S. Bankruptcy Code (a Chapter 11 filing), these Labor Agreements must still be ratified by the unions' memberships. At the time of the filing of this Form 10-K, the unions have put the Labor Agreements out for a ratification vote. It is anticipated that the official results of the voting will be formally announced on April 15, 2003. A group of pilots filed a lawsuit on April 14, 2003 contesting the union ratification process. The U.S. District Court in Fort Worth, Texas denied the request for a temporary restraining order. Failure of one or more of the unions to ratify its Labor Agreement would likely lead the Company to initiate a Chapter 11 filing.

        In addition, the Company continues to negotiate concessions from its vendors, lessors and suppliers; however, the Company cannot reliably predict whether it will obtain the necessary concessions or for what amount. In return for concessions, the Company plans to deliver shares of AMR common stock to its vendors, lessors and other creditors.

        Even if the Labor Agreements are ratified and the Company obtains concessions from its vendors, lessors and suppliers, the Company may nonetheless need to initiate a Chapter 11 filing because its financial condition will remain weak and its prospects uncertain. Other negative factors include but are not limited to, the failure of the U. S. economy to soon begin a recovery, a prolonged war in Iraq, another terrorist attack, the failure of the Company to satisfy the liquidity requirement in certain of its credit agreements (see Note 9), or the inability of the Company to access the capital markets for additional financing may force the Company to initiate a Chapter 11 filing.

3.    Special charges and U.S. Government grant

        In 2002, the Company announced a series of initiatives to reduce its costs, reduce capacity, simplify its aircraft fleet, and enhance productivity. These initiatives include, among other things, de-peaking of the Company's Dallas/Fort Worth International Airport hub (following the de-peaking of its Chicago hub); gradually phasing out operation of its Fokker aircraft fleet; and reducing capacity in the fourth quarter of 2002. In addition, the Company announced that it would reduce an estimated 7,000 jobs by March 2003 to realign its workforce with the planned capacity reductions, fleet simplification, and hub restructurings. As a result of these initiatives, the Company recorded special charges in the third quarter of 2002, as discussed below.

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

        On September 22, 2001, President Bush signed into law the Air Transportation Safety and System Stabilization Act (the Act). Under the airline compensation provisions of the Act, each U.S. airline and air cargo carrier was entitled to receive the lesser of: (i) its direct and incremental losses for the period September 11, 2001 to December 31, 2001 or (ii) its proportional available seat mile allocation of $5 billion in compensation available under the Act. The Company received a total of $837 million from the U.S. Government under the Act. For the years ended December 31, 2002 and 2001, the Company recognized approximately $10 million and $827 million, respectively, as compensation under the Act, which is included in U.S. Government grant on the accompanying consolidated statements of operations.

        In addition, the Act provides for compensation to individual claimants who were physically injured or killed as a result of the terrorist attacks of September 11, 2001. Furthermore, the Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the terrorist-related events of September 11, 2001 against any air carrier shall not exceed the liability coverage maintained by the air carrier. Based upon estimates provided by the Company's insurance providers, the Company recorded a liability of approximately $2.3 billion for claims arising from the events of September 11, 2001, after considering the liability protections provided for by the Act. In addition, the Company recorded a receivable for the same amount which the Company expects to recover from its insurance carriers as claims are resolved. This insurance receivable and liability are classified as Other assets and Other liabilities and deferred credits on the accompanying consolidated balance sheets, respectively, and are based on reserves established by the Company's insurance carriers. These estimates may be revised as additional information becomes available concerning the expected claims. One of the Company's insurance carriers has entered rehabilitation, a voluntary reorganization process. The carrier provides approximately five percent of the Company's coverage related to the events of September 11, 2001 as well as other covered items. This results in approximately $110 million in receivables, net of reserves, from the insurance carrier as of December 31, 2002. The Company expects to recover the net receivable via the rehabilitation process or other means available.

3.    Special charges and U.S. Government grant (Continued)

        Special charges for the year ended December 31, 2002 and 2001 included the following (in millions):

	Year Ended December 31,
	2002	2001
Aircraft charges	$565	$1,025
Employee charges	57	69
Facility exit costs	3	114
Other	—	40

Total special charges	$625	$1,248

Aircraft charges

        In connection with the series of initiatives announced in 2002 and related revisions to its fleet plan to accelerate the retirement of its owned Fokker 100 aircraft, the Company determined that these aircraft are impaired under SFAS 144. As a result of this determination, during the third quarter of 2002, the Company recorded an asset impairment charge of approximately $244 million reflecting the diminution in the fair value of these aircraft and related rotables; and a charge of approximately $33 million reflecting the write-down of certain related inventory to realizable value and the accrual of certain related costs.

        Furthermore, the Company accelerated the retirement of nine operating leased Boeing 767-300 aircraft to the fourth quarter of 2002 (previously scheduled to be retired by May 2003), and its four operating leased Fokker 100 aircraft to 2004 (previously scheduled to be retired by 2010). As a result, during the third quarter of 2002, the Company recorded a charge of approximately $189 million related primarily to future lease commitments on these aircraft past the dates they will be removed from service, lease return costs, the write-down of excess Boeing 767-300 related inventory and rotables to realizable value, and the accrual of certain other costs. Cash outlays will occur over the remaining lease terms, which extend through 2014.

        In addition, as a result of revisions to its fleet plan, the Company recorded a charge of approximately $99 million related primarily to contract cancellation costs and other costs related to discontinued aircraft modifications.

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

        In addition, due primarily to fleet plan changes implemented by the Company as a result of the events of September 11, 2001, the Company recorded a charge of approximately $49 million related primarily to the write-down of certain other aircraft and aircraft modifications to their estimated fair value. Included in this charge is the write-down of five owned Boeing 727-200 non-operating aircraft and one owned McDonnell Douglas MD-80 non-operating aircraft.

        The Company also retired all McDonnell Douglas DC-9 aircraft and eight McDonnell Douglas MD-80 aircraft during the third and fourth quarters of 2001, and accelerated the retirement of its entire Boeing 717-200 fleet to June 2002 (these aircraft were acquired from TWA). In conjunction therewith, the Company recorded a charge of approximately $65 million related primarily to future lease commitments and return condition costs on the operating leased aircraft past the dates they will be removed from service. Cash outlays will occur over the remaining lease terms, which extend through 2010.

3.    Special charges and U.S. Government grant (Continued)

        In determining the asset impairment charges described above, management estimated the undiscounted future cash flows using models used by the Company in making fleet and scheduling decisions. In determining the fair value of these aircraft, the Company considered outside third party appraisals and recent transactions involving sales of similar aircraft and engines. In 2002, the Company also considered internal valuation models in determining the fair value of these aircraft, and with respect to the Fokker 100 aircraft, incorporated the fact that with this grounding, no major airline will operate this fleet type.

Employee charges

        In August 2002, the Company announced that it would reduce an estimated 7,000 jobs by March 2003 to realign its workforce with the planned capacity reductions, fleet simplification, and hub restructurings. This reduction in workforce, which affected all work groups (pilots, flight attendants, mechanics, fleet service clerks, agents, management and support staff personnel), was accomplished through various measures, including limited voluntary programs, leaves of absence, part-time work schedules, furloughs in accordance with collective bargaining agreements, and permanent layoffs. As a result, during the third quarter of 2002, the Company recorded an employee charge of approximately $57 million primarily related to voluntary programs in accordance with collective bargaining agreements with its pilot and flight attendant work groups. Additional charges related to the reduction in workforce, incurred in the fourth quarter of 2002, were not significant and are not included in special charges. The Company does not expect remaining charges related to the reduction in workforce to be significant. Cash outlays for the $57 million employee charge will be incurred over a period of up to twelve months.

        In September 2001, the Company announced that it would reduce its workforce by approximately 20,000 jobs across all work groups (pilots, flight attendants, mechanics, fleet service clerks, agents, management and support staff personnel). The reduction in workforce, which the Company accomplished through various measures, including leaves of absence, job sharing, elimination of open positions, furloughs in accordance with collective bargaining agreements, and permanent layoffs, resulted from the September 11, 2001 terrorist attacks and the Company's subsequent reduction of its operating schedule by approximately 20 percent. In connection therewith, the Company recorded a charge of approximately $69 million for employee termination benefits. Cash outlays for the employee charges were incurred substantially during 2001.

Facility exit costs

        During 2001, the Company announced that it would discontinue service at Dallas Love Field and discontinue or reduce service on several of its international routes. In addition, the Company announced it would close six Admiral's Clubs, five airport Platinum Service Centers and approximately 105 off-airport Travel Centers in 37 cities, all effective September 28, 2001. As a result of these announcements, the Company recorded an $86 million charge related primarily to future lease commitments and the write-off of leasehold improvements and fixed assets. Cash outlays related to the accrual of future lease commitments will occur over the remaining lease terms, which extend through 2018.

        In addition, in December 2001, American agreed to sell its terminal facilities lease rights at the Raleigh-Durham International Airport to the Raleigh-Durham Airport Authority. As a result of this transaction, the Company recorded a $28 million charge in the fourth quarter of 2001 to accrue the residual cost less sales proceeds. The transaction closed in early 2002.

3.    Special charges and U.S. Government grant (Continued)

Summary

        The following table summarizes the components of special charges and the remaining accruals for the years ended December 31, 2002 and 2001 (in millions):

	Aircraft Charges	Facility Exit Costs	Employee Charges	Other	Total
2001
Special charges	$1,025	$114	$69	$40	$1,248
Non-cash charges	(967)	(92)	—	—	(1,059)
Payments	—	(2)	(69)	(40)	(111)

Remaining accrual at December 31, 2001	58	20	—	—	78
2002
Special charges	565	3	57	—	625
Non-cash charges	(370)	(3)	—	—	(373)
Payments	(47)	(3)	(13)	—	(63)

Remaining accrual at December 31, 2002	$206	$17	$44	$—	$267

4.    Goodwill and Other Intangible Assets

        Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 requires the Company to test goodwill and indefinite-lived intangible assets (for American, route acquisition costs) for impairment rather than amortize them. During the first quarter of 2002, the Company completed its impairment analysis for route acquisition costs in accordance with SFAS 142. The analysis did not result in an impairment charge. During the third quarter of 2002, the Company completed its impairment analysis related to its $1.3 billion of goodwill and determined the Company's entire goodwill balance was impaired. In arriving at this conclusion, the Company's net book value was determined to be in excess of the Company's fair value at January 1, 2002, using American as the reporting unit for purposes of the fair value determination. The Company determined its fair value as of January 1, 2002, using various valuation methods, ultimately using an allocation of AMR's fair value, which was determined using market capitalization as the primary indicator of fair value. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $889 million (net of a tax benefit of $363 million) to write-off all of American's goodwill. The tax benefit of $363 million differed from the amount computed at the statutory federal income tax rate due to a portion of American's goodwill not being deductible for federal tax purposes. The charge to write-off all of American's goodwill is nonoperational in nature and is reflected as a cumulative effect of accounting change in the consolidated statements of operations.

        The following tables provide information relating to the Company's amortized intangible assets as of December 31 (in millions):

	2002
	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$449	$146	$303
Gate lease rights	204	79	125

Total	$653	$225	$428

4.    Goodwill and Other Intangible Assets (Continued)

	2001
	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$449	$127	$322
Gate lease rights	209	72	137

Total	$658	$199	$459

        Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value. For the years ended December 31, 2002 and 2001, the Company recorded amortization expense of approximately $26 million and $27 million, respectively, related to these intangible assets. The Company expects to record annual amortization expense of approximately $26 million in each of the next five years related to these intangible assets.

        The pro forma effect of discontinuing amortization of goodwill and route acquisition costs under SFAS 142—assuming the Company had adopted this standard as of January 1, 2000—results in an adjusted net loss of approximately $1,524 million for the year ended December 31, 2001 and adjusted net income of approximately $801 million for the year ended December 31, 2000.

        The Company had route acquisition costs of $829 million as of December 31, 2002 and 2001.

5.    Transactions with Related Parties

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

        American issues tickets for flights on its American Eagle affiliate regional carriers, owned by AMR Eagle Holding Corporation, a subsidiary of AMR. As a result, the revenue collected for such tickets is prorated between American and the American Eagle carriers based on the segments flown by the respective carriers. The aggregate amount prorated for the segments flown by the American Eagle carriers was approximately $1.2 billion for 2002, 2001 and 2000. In 2002, 2001 and 2000, American paid fees of $156 million, $161 million and $178 million, respectively, recorded as a reduction in passenger revenues, to American Eagle primarily for passengers connecting with American flights. In addition, American provides each of the regional carriers, among other things, communication and reservation services and other services, including yield management and participation in American's frequent flyer program. In consideration for certain services provided, each regional carrier pays American a service charge, based primarily on passengers boarded, which approximated $72 million for 2002 and $86 million for 2001 and 2000.

        Effective January 2003, American Airlines and AMR Eagle have implemented a "Fee Per Departure" agreement. Under this agreement, American pays Eagle a fixed fee per block hour and departure to operate regional aircraft. The block hour and departure fees are designed to cover Eagle's fully allocated costs. Assumptions for highly volatile or uncontrollable costs such as fuel, landing fees, and aircraft ownership are trued up to actual values on a pass through basis. In consideration for these payments, American retains all passenger and other revenues resulting from the Eagle operation. This agreement will be renewed annually on January 1, without action by either party, until either party gives written notice of termination to the other party.

        American paid subsidiaries of AMR approximately $13 million in 2002, 2001 and 2000 for ground handling services provided at selected airports, consulting services and investment management and advisory services with respect to short-term investments and the assets of its retirement benefit plans.

5.    Transactions with Related Parties (Continued)

        American recognizes compensation expense associated with certain AMR common stock-based awards for employees of American (see Note 12). In addition, American incurs pension and postretirement benefit expense for American employees working at affiliates of the Company. American transfers pension and postretirement benefit expense for these employees to its affiliates based on a percentage of salaries and cost per employee, respectively (see Note 13).

        On July 1, 2000, American and AMR Investment Services, Inc. (AMRIS), a subsidiary of AMR, entered into a five-year Credit Agreement. The maximum amount American can advance AMRIS is $100 million and the maximum amount AMRIS can advance American is $40 million. The interest rate is equal to the lending party's cost of funds for the current month. Payments are due when the borrowing company has excess cash. As of December 31, 2002, no borrowings were outstanding under this Credit Agreement.

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

        As of December 31, 2002, the Company classified an $808 million receivable from its parent and affiliates against paid-in-capital on the accompanying consolidated balance sheets. Comparatively, as of December 31, 2001, the Company classified an $809 million receivable from its parent and affiliates against paid-in-capital on the accompanying consolidated balance sheets.

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

  Information Technology Services Agreement—American was party to the Information Technology Services Agreement with Sabre dated July 1, 1996 (the Technology Services Agreement), whereby Sabre provided American with certain information technology services, including data center and data network services, services relating to client server operations and distributed systems and voice network services. American paid Sabre approximately $130 million in 2000 (prior to the Sabre spin-off in March 2000) for services provided under the Technology Services Agreement, as well as airline booking fees, for which American is billed by Sabre at rates similar to those charged to other carriers.

  Travel Agreements—American and Sabre were parties to travel agreements dated July 1, 1996, pursuant to which Sabre is entitled to purchase personal travel for its employees and retirees at reduced fares, and business travel at a discount for certain flights on American.The Travel Privileges Agreement expires on June 30, 2008 and the Corporate Travel Agreement expired on June 30, 2001. In connection with the spin-off of Sabre from AMR, the Company and Sabre agreed to allow American to provide certain Sabre employees with additional limited travel privileges and required Sabre to indemnify American for costs related to Sabre's continued use of the Travel Privileges Agreement.

6.    Investments

        Short-term investments consisted of (in millions):

	December 31,
	2002	2001
Overnight investments and time deposits	$570	$459
Corporate and bank notes	832	506
U.S. Government agency notes	285	687
U.S. Government agency mortgages	142	43
Asset backed securities	3	185
U.S. Treasury notes	2	490
Other	—	—

	$1,834	$2,370

        Short-term investments at December 31, 2002, by contractual maturity included (in millions):

Due in one year or less	$986
Due between one year and three years	709
Due after three years	139

$1,834

        All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses, net of deferred taxes, are reflected as an adjustment to stockholders' equity.

        The Company has restricted cash and short-term investments related primarily to collateral held to support standby letters of credit backing floating rate tax-exempt bonds, projected workers' compensation obligations and various other obligations. As of December 31, 2002, standby letter of credit agreements related to tax-exempt bonds were secured by restricted short-term investments of $347 million, projected workers' compensation obligations were secured by restricted cash and short-term investments of $334 million, and various other obligations were secured by restricted cash and short-term investments of $102 million. As of December 31, 2001, standby letter of credit agreements related to tax-exempt bonds were secured by restricted short-term investments of $422 million, projected workers' compensation obligations were secured by restricted cash and short-term investments of $81 million, and various other obligations were secured by restricted cash and short-term investments of $32 million.

        In the first quarter of 2003, as a result of the Company's declining financial condition, the Company has made approximately $500 million in fuel prepayments, tax escrow deposits and credit card holdback deposits.

        During 1999, the Company entered into an agreement with priceline.com Incorporated (priceline) whereby ticket inventory provided by the Company may be sold through priceline's e-commerce system. In conjunction with this agreement, the Company received warrants to purchase approximately 5.5 million shares of priceline common stock. In the second quarter of 2000, the Company sold these warrants for proceeds of approximately $94 million, and recorded a gain of $57 million which is included in Miscellaneous—net on the accompanying consolidated statements of operations.

7.    Commitments, Contingencies and Guarantees

        As of December 31, 2002, the Company had commitments to acquire the following aircraft: two Boeing 777-200 ERs and nine Boeing 767-300ERs in 2003 and an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $457 million in 2003, $0 in 2004, $118 million in 2005 and an aggregate of approximately $2.6 billion in 2006 through 2010. These commitments and cash flows reflect agreements the Company entered into with Boeing in November 2002 to defer 34 of its 2003 through 2005 deliveries to 2007 and beyond. In addition to these deferrals, Boeing Capital Corporation has agreed to provide backstop financing for all Boeing aircraft deliveries in 2003. In return, American has agreed to grant Boeing a security interest in certain advance payments previously made and in certain rights under the aircraft purchase agreement between American and Boeing.

        In addition to these commitments for aircraft, the Company expects to spend approximately $400 million in 2003 for modifications to aircraft, renovations of—and additions to—airport and off-airport facilities, and the acquisition of various other equipment and assets.

        The Company has contracted with two regional airlines, Chautauqua Airlines, Inc. and Trans States Airlines, Inc. (collectively the AmericanConnection carriers) to provide Embraer EMB-140/145 regional jet services under the brand "AmericanConnection". Under these arrangements, the Company pays the AmericanConnection carriers a fixed fee per block hour to operate the aircraft. The block hour fees are designed to cover the AmericanConnection carriers' fully allocated costs. Assumptions for highly volatile or uncontrollable costs such as fuel, landing fees, insurance, and aircraft ownership are trued up to actual values on a pass through basis. In addition to covering the cost of operations, the Company also pays a designed profit margin to the AmericanConnection carriers. In consideration for these payments, the Company retains all passenger and other revenues resulting from the operation of the AmericanConnection regional jets. Minimum payments under the contracts are $124 million in 2003, $69 million in 2004, $70 million in 2005 and $64 million in 2006. However, based on expected utilization, the Company expects to make payments of $164 million in 2003, $191 million in 2004, $192 million in 2005, $194 million in 2006 and $195 million in 2007. In addition, if the Company terminates the contract without cause, Chautauqua has the right to put its Embraer aircraft to the Company. If the Company were to terminate the contract without cause and Chautauqua were to exercise its put rights, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019.

        The lessors under two of the Company's aircraft leases have exercised options that require the Company to purchase the related aircraft. Under the terms of the exercised put options, on or about May 27, 2003, the Company will be required to pay approximately $19 million to purchase the two aircraft subject to such leases.

        The Company is a party to many routine contracts in which it provides general indemnities in the normal course of business to third parties for various risks. The Company has not recorded a liability for any of these indemnities, as the likelihood of payment in each case is considered remote. These indemnities are discussed in the following paragraphs.

        The Company's loan agreements and other LIBOR-based financing transactions (including certain leveraged aircraft leases) generally obligate the Company to reimburse the applicable lender for incremental increased costs due to a change in law that imposes (i) any reserve or special deposit requirement against assets of, deposits with, or credit extended by such lender related to the loan, (ii) any tax, duty, or other charge with respect to the loan (except standard income tax) or (iii) capital adequacy requirements. In addition, the Company's loan agreements, derivative transactions and other financing arrangements typically contain a withholding tax provision that requires the Company to pay additional amounts to the applicable lender or other financing party, generally if withholding taxes are imposed on such lender or other financing party as a result of a change in the applicable tax law.

7.    Commitments, Contingencies and Guarantees (Continued)

        The Company has general indemnity clauses in many of its airport and other real estate leases where the Company as lessee indemnifies the lessor (and related parties) against liabilities related to the Company's use of the leased property. Generally, these indemnifications cover liabilities resulting from the negligence of the indemnified parties, but not liabilities resulting from the gross negligence or willful misconduct of the indemnified parties. In addition, the Company provides environmental indemnities in many of these leases for contamination related to the Company's use of the leased property.

        In certain transactions, including certain aircraft financing leases and loans and derivative transactions, the lessors, lenders and/or other parties have rights to terminate the transaction based on changes in foreign tax law, illegality or certain other events or circumstances. In such a case, the Company may be required to make a lump sum payment to terminate the relevant transaction.

        In addition, in its aircraft financing agreements, the Company generally indemnifies the financing parties, trustees acting on their behalf and other related parties against liabilities (including certain taxes) resulting from the financing, manufacture, design, ownership, operation and maintenance of the aircraft regardless of whether these liabilities (or taxes) relate to the negligence of the indemnified parties.

        The Company is not able to estimate the potential amount of any liability resulting from the indemnities discussed above.

        Under certain contracts with third parties, the Company indemnifies the third party against legal liability arising out of an action by the third party, or certain other parties. The terms of these contracts vary and the potential exposure under these indemnities cannot be determined. Generally, the Company has liability insurance protecting the Company for its obligations it has undertaken under these indemnities.

        American has event risk covenants in approximately $2.1 billion of indebtedness as of December 31, 2002. These covenants permit the holders of such indebtedness to receive a higher rate of return (between 75 and 650 basis points above the stated rate) if a designated event, as defined, should occur and the credit rating of such indebtedness is downgraded below certain levels within a certain period of time. No designated event, as defined, has occurred as of December 31, 2002.

        Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American has been named as a potentially responsible party (PRP) for the contamination at MIA. During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American, in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other airport and non-airport locations for which it has accrued $92 million at December 31, 2002. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

        The Company is involved in certain claims and litigation related to its operations. In the opinion of management, liabilities, if any, arising from these claims and litigation would not have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

8.    Leases

        The Company leases various types of equipment and property, primarily aircraft and airport facilities. The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2002, were (in millions):

	Capital Leases	Operating Leases
Year Ending December 31,
2003	$215	$1,498
2004	260	1,195
2005	191	1,138
2006	211	1,071
2007	170	1,027
2008 and subsequent	1,113	10,292

	2,160	$16,221	(1)

Less amount representing interest	712

Present value of net minimum lease payments	$1,448

(1)
As of December 31, 2002, included in Accrued liabilities and Other liabilities and deferred credits on the accompanying consolidated balance sheets is approximately $1.7 billion relating to rent expense being recorded in advance of future operating lease payments.

        At December 31, 2002, the Company had 318 aircraft under operating leases and 70 aircraft under capital leases—which includes both operating and non-operating aircraft. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Most aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or at a predetermined fixed amount.

        Special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $2.4 billion of these bonds (with total future payments of approximately $6 billion as of December 31, 2002) are guaranteed by American, AMR, or both. These guarantees can only be invoked in the event American defaults on the lease obligation and certain other remedies are not available. Approximately $740 million of these special facility revenue bonds contain mandatory tender provisions that require American to repurchase the bonds at various times through 2008, including $200 million in November 2003. Although American has the right to remarket the bonds there can be no assurance that these bonds will be successfully remarketed. In addition, in the first quarter of 2003, the Company redeemed $253 million of tax-exempt special facility revenue bonds that were backed by standby letters of credit secured by restricted cash and short-term investments. Any payments to redeem or purchase bonds that are not remarketed would be considered prepaid facility rentals and would reduce future operating lease commitments.

        Rent expense, excluding landing fees, was $1.5 billion, $1.6 billion and $1.2 billion in 2002, 2001 and 2000, respectively.

9.    Indebtedness

        Long-term debt consisted of (in millions):

	December 31,
	2002	2001
Secured variable and fixed rate indebtedness due through 2021 (effective rates from 1.97% – 9.6% at December 31, 2002)	$3,812	$2,724
Enhanced equipment trust certificates due through 2019 (rates from 2.02% – 9.1% at December 31, 2002)	3,623	3,094
6.0%–8.5% bonds due through 2031	949	176
Credit facility agreement due in 2005 (4.33% at December 31, 2002)	834	814
Unsecured variable rate indebtedness due through 2024 (3.55% at December 31, 2002)	86	86
Other	28	57

	9,332	6,951
Less current maturities	603	421

Long-term debt, less current maturities	$8,729	$6,530

        Maturities of long-term debt (including sinking fund requirements) for the next five years are: 2003—$517 million; 2004—$425 million; 2005—$1.2 billion; 2006—$932 million; 2007—$850 million. In addition, in the first quarter of 2003, the Company redeemed $86 million of tax-exempt special facility revenue bonds (accounted for as long-term debt) with original maturities in 2014 through 2024 which were backed by standby letters of credit secured by restricted cash and short-term investments.

        American has a fully drawn $834 million credit facility that expires December 15, 2005. On March 31, 2003, American and certain lenders in such facility entered into a waiver and amendment that (i) waived, until May 15, 2003, the requirement that American pledge additional collateral to the extent the value of the existing collateral was insufficient under the terms of the facility, (ii) waived American's liquidity covenant for the quarter ended March 31, 2003, and (iii) modified the financial covenants applicable to subsequent periods and increased the applicable margin for advances under the facility. On May 15, 2003, American expects to be required to pledge an additional 30 (non-Section 1110 eligible) aircraft having an aggregate net book value as of March 31, 2003 of approximately $451 million. Pursuant to the modified financial covenants, American is required to maintain at least $1.0 billion of liquidity, consisting of unencumbered cash and short-term investments, for the second quarter 2003 and beyond. At this point, it is uncertain whether the Company will be able to satisfy this liquidity requirement.

        In addition, the required ratio of EBITDAR to fixed charges has been decreased until the period ending December 31, 2004, and the next test of such cash flow coverage ratio will not occur until March 31, 2004. The amendment also provided for a 50 basis points increase in the applicable margin over the London Interbank Offered Rate (LIBOR), resulting in an effective interest rate (as of March 31, 2003) of 4.73 percent. The interest rate will be reset again on September 17, 2003. At American's option, interest on the facility can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon LIBOR.

9.    Indebtedness (Continued)

        In 2002, the Regional Airports Improvement Corporation and the New York City Industrial Development Agency issued facilities sublease revenue bonds at the Los Angeles International Airport and John F. Kennedy International Airport, respectively, to provide reimbursement to American for certain facility construction and other related costs. The Company has recorded the total amount of the issuances of $759 million (net of $38 million discount) as long-term debt on the consolidated balance sheet as of December 31, 2002. These obligations bear interest at fixed rates, with an average effective rate of 8.54 percent, and mature over various periods of time, with a final maturity in 2028. The Company has received approximately $672 million in reimbursements of certain facility construction and other related costs through December 31, 2002. Of the remaining $87 million of bond issuance proceeds not yet received, classified as Other assets on the consolidated balance sheet, $40 million are held by the trustee for reimbursement of future facility construction costs and will be available to the Company in the future, and $47 million are held in a debt service reserve fund.

        In September 2002, American issued $617 million of enhanced equipment trust certificates secured by aircraft, with interest based on LIBOR plus a spread (.62 percent) and maturities over various periods, with a final maturity in 2007. These obligations are insured by a third party.

        In addition, during the year ended December 31, 2002, American borrowed approximately $1.2 billion under various debt agreements which are secured by aircraft. Effective interest rates on these agreements are fixed or variable based on LIBOR plus a spread and they mature over various periods of time through 2017. At December 31, 2002, the effective interest rates on these debt agreements and the enhanced equipment trust certificates described above ranged up to 5.94 percent.

        Certain debt is secured by aircraft, engines, equipment and other assets having a net book value of approximately $9.4 billion. In addition, certain of American's letter of credit agreements contain restrictive covenants, including a minimum net worth requirement, which could limit American's ability to pay dividends. At December 31, 2002, none of the retained earnings of American was available for payments of dividends to AMR. Such restrictions will no longer apply if the letters of credit are terminated in connection with redemption of the underlying bonds. American redeemed all bonds with letters of credit subject to the restrictions in the first quarter of 2003.

        As of December 31, 2002, American has issued guarantees covering approximately $636 million of AMR's unsecured debt and AMR has issued guarantees covering approximately $935 million of American's tax-exempt bond debt. In addition, as of December 31, 2002, American and AMR have issued guarantees covering $538 million of AMR Eagle's secured debt.

        Cash payments for interest, net of capitalized interest, were $467 million, $286 million and $196 million for 2002, 2001 and 2000, respectively.

10.    Financial Instruments and Risk Management

        As part of the Company's risk management program, the Company uses a variety of financial instruments, including fuel swap and option contracts and interest rate swaps. Prior to September 2002, the Company also used currency option contracts and exchange agreements. The Company does not hold or issue derivative financial instruments for trading purposes.

        The Company is exposed to credit losses in the event of non-performance by counterparties to these financial instruments, but it does not expect any of the counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with a number of its counterparties which may require the Company or the counterparty to post collateral if the value of these instruments falls below certain mark-to-market thresholds. The Company's outstanding collateral as of December 31, 2002 is included in restricted cash and short-term investments and is not material. The Company's credit rating has limited its ability to enter into certain types of fuel hedge contracts. A further deterioration of its credit rating or liquidity position may negatively affect the Company's ability to hedge fuel in the future.

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

  Fuel Price Risk Management

        American enters into jet fuel, heating oil and crude swap and option contracts to protect against increases in jet fuel prices. These instruments generally have maturities of up to 36 months. In accordance with SFAS 133, the Company accounts for its fuel swap and option contracts as cash flow hedges. Upon the adoption of SFAS 133, the Company recorded the fair value of its fuel hedging contracts in Other assets and Accumulated other comprehensive loss on the consolidated balance sheets. The Company determines the ineffective portion of its fuel hedge contracts by comparing the cumulative change in the total value of the fuel hedge contract, or group of fuel hedge contracts, to the cumulative change in the forecasted value of the jet fuel being hedged. If the total cumulative change in value of the fuel hedge contract more than offsets the total cumulative change in the forecasted value of the jet fuel being hedged, the difference is considered ineffective and is immediately recognized as a component of Aircraft fuel expense. Effective gains or losses on fuel hedging contracts are deferred in Accumulated other comprehensive loss and are recognized in earnings as a component of Aircraft fuel expense when the underlying jet fuel being hedged is used.

        The Company monitors the commodities used in its fuel hedging programs to determine that these commodities are expected to be "highly effective" in offsetting changes in its forecasted jet fuel prices. In doing so, the Company uses a regression model to determine the correlation of the percentage change in prices of the commodities used to hedge jet fuel (i.e., WTI Crude oil and NYMEX Heating oil) to the percentage change in prices of jet fuel over a 36 month period. The fuel hedge contracts are deemed to be "highly effective" if this correlation is within 80 percent to 125 percent.

10.  Financial Instruments and Risk Management (Continued)

        For the year ended December 31, 2002, 2001 and 2000, the Company recognized net gains of approximately $4 million, $27 million and $517 million, respectively, as a component of fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements. The net gains recognized in 2002 and 2001 included approximately $12 million and $68 million of expense related to ineffectiveness, respectively, relating to the Company's fuel hedging agreements. At December 31, 2002, American had fuel hedging agreements with broker-dealers on approximately 1.7 billion gallons of fuel products, which represented approximately 32 percent of its expected 2003 fuel needs, approximately 15 percent of its expected 2004 fuel needs, and approximately four percent of its expected 2005 fuel needs. The fair value of the Company's fuel hedging agreements at December 31, 2002 and 2001, representing the amount the Company would receive to terminate the agreements, totaled $212 million and $39 million, respectively.

  Interest Rate Risk Management

        American uses interest rate swap contracts to effectively convert a portion of its fixed-rate obligations to floating-rate obligations. Under SFAS 133, the Company accounts for its interest rate swap contracts as fair value hedges whereby the fair value of the related interest rate swap agreement is reflected in Other assets with the corresponding liability being recorded as a component of Long-term debt on the consolidated balance sheets. The Company has no ineffectiveness with regard to its interest rate swap contracts. The fair value of the Company's interest rate swap agreements, representing the amount the Company would receive if the agreements were terminated at December 31, 2002 and 2001, was approximately $21 million and $11 million, respectively.

  Foreign Exchange Risk Management

        To hedge against the risk of future exchange rate fluctuations on a portion of American's foreign cash flows, the Company previously entered into various currency put option agreements on a number of foreign currencies. These instruments generally had maturities of up to 12 months. In accordance with SFAS 133, the Company accounted for its currency put option agreements as cash flow hedges. Upon the adoption of SFAS 133, the Company recorded the fair value of its foreign currency put option agreements in Other assets and Accumulated other comprehensive loss on the consolidated balance sheets. Effective gains and losses on currency put option agreements were deferred in Accumulated other comprehensive loss and recognized in earnings as a component of passenger revenue when the underlying hedged revenues were recognized. The ineffectiveness associated with the Company's currency put option agreements was not material. For the year ended December 31, 2001, the Company recognized net gains of approximately $14 million as a component of passenger revenue related to its foreign currency put option agreements. For the year ended December 31, 2002 amounts related to the Company's foreign currency put options were not material. The Company has discontinued entering into new foreign exchange currency put option agreements. All remaining foreign currency put option agreements expired before December 31, 2002.

        The Company has entered into Japanese yen currency exchange agreements to effectively convert certain yen-based capital lease obligations into dollar-based obligations. Under SFAS 133, the Company accounts for its Japanese yen currency exchange agreements as cash flow hedges whereby the fair value of the related Japanese yen currency exchange agreements is reflected in Other liabilities and deferred credits and Accumulated other comprehensive loss on the consolidated balance sheets. The Company has no ineffectiveness with regard to its Japanese yen currency exchange agreements. The fair value of the Company's yen currency exchange agreements, representing the amount the Company would pay to terminate the agreements, were $44 million and $45 million as of December 31, 2002 and 2001, respectively. The exchange rates on the Japanese yen agreements range from 66.5 to 113.5 yen per U.S. dollar.

10.  Financial Instruments and Risk Management (Continued)

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

	December 31,
	2002		2001
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$3,812	$3,353	$2,724	$2,630
Enhanced equipment trust certificates	3,623	3,153	3,094	3,025
6.0%–8.5% bonds	949	572	176	143
Credit facility agreement	834	834	814	814
Unsecured variable rate indebtedness	86	86	86	86
Other	28	28	57	57

	$9,332	$8,026	$6,951	$6,755

        All other financial instruments are either carried at fair value or their carrying value approximates fair value.

11.  Income Taxes

        American, as a wholly-owned subsidiary, is included in AMR's consolidated tax return. Under the terms of American's tax sharing agreement with AMR, American's provision for income taxes has been computed on the basis that American files separate consolidated income tax returns with its subsidiaries.

        The significant components of the income tax provision (benefit) for income (loss) before cumulative effect of accounting change were (in millions):

	Year Ended December 31,
	2002	2001	2000
Current	$(804)	$(223)	$78
Deferred	(259)	(664)	426

	$(1,063)	$(887)	$504

        The income tax provision (benefit) includes a federal income tax provision (benefit) of $(1,010) million, $(810) million and $453 million and a state income tax provision (benefit) of $(56) million, $(81) million and $46 million for the years ended December 31, 2002, 2001 and 2000, respectively.

11.  Income Taxes (Continued)

        The income tax provision (benefit) for income (loss) before cumulative effect of accounting change differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2002	2001	2000
Statutory income tax provision (benefit)	$(1,284)	$(857)	$449
State income tax provision (benefit), net of federal tax effect	(98)	(53)	30
Meal expense	14	18	17
Change in Federal valuation allowance	268	—	—
Expiration of Foreign Tax Credits	28	—	—
Other, net	9	5	8

Income tax provision (benefit)	$(1,063)	$(887)	$504

        The change in valuation allowance in 2002 related to the Company's uncertainty regarding the realization of its net deferred tax asset and uncertainty regarding the realization of the foreign tax credit carryforwards and state net operating loss carryforwards.

        Additionally, as of December 31, 2002, the recording of Other Comprehensive Income items, primarily the minimum pension liability, resulted in an increase to the net deferred tax asset. The Company recorded a $422 million valuation allowance as a component of Accumulated Other Comprehensive Income related to such net deferred tax asset.

        The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. In assessing the realizability of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income (including reversals of deferred tax liabilities) during the periods in which those temporary differences will become deductible.

        The components of American's deferred tax assets and liabilities were (in millions):

	December 31,
	2002	2001
Deferred tax assets:
Postretirement benefits other than pensions	$1,034	$943
Rent expense	744	708
Alternative minimum tax credit carryforwards	627	473
Operating loss carryforwards	387	306
Frequent flyer obligation	455	415
Gains from lease transactions	189	226
Pension	584	—
Other	675	713
Valuation allowance	(694)	(4)

Total deferred tax assets	4,001	3,780

Deferred tax liabilities:
Accelerated depreciation and amortization	(3,598)	(3,482)
Purchased intangible assets	—	(374)
Pensions	—	(160)
Other	(403)	(385)

Total deferred tax liabilities	(4,001)	(4,401)

Net deferred tax liability	$—	$(621)

11.  Income Taxes (Continued)

        At December 31, 2002, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of approximately $627 million which is available for an indefinite period, and federal net operating losses of approximately $694 million for regular tax purposes which will fully expire, if unused, in 2022. The Company had available for state income tax purposes net operating losses of $2.0 billion, which expire, if unused, in years 2005 through 2022.

        Cash payments (refunds) for income taxes were $(647) million, $5 million and $79 million for 2002, 2001, and 2000, respectively. The amounts received in 2002 relate to net operating loss carrybacks claims, including an additional carryback claim filed as a result of a provision in Congress' economic stimulus package that changes the period for carrybacks of net operating losses (NOLs). This change allows the Company to carry back 2001 and 2002 losses for five years, rather than two years under the previous law, allowing the Company to more quickly recover its NOLs.

12.  Stock Awards and Options

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

        In 2002, 2001 and 2000, the total charge for stock compensation expense included in wages, salaries and benefits expense, primarily related to the Company's participation in AMR's performance share plan, was $8 million, $21 million and $50 million, respectively. No compensation expense was recognized for stock option grants under the Plans since the exercise price was equal to the fair market value of the underlying stock on the date of grant.

        In March 2003, the Board of Directors of AMR approved the issuance of additional shares of AMR common stock of up to 30 percent of the 156,359,955 outstanding shares of AMR common stock to employees and vendors, lessors and suppliers in connection with ongoing negotiations about concessions. Also in March 2003, the Compensation Committee of the AMR Board of Directors adopted the 2003 Employee Stock Incentive Plan (2003 Plan) to provide equity awards to employees in connection with wage, benefit and work rule concessions. Under the 2003 Plan, all employees of AMR and its subsidiaries are eligible to be granted awards which may include stock options, restricted stock and deferred stock. On March 31, 2003, the Company reached agreements with the leaders of the three major unions representing American employees (the Labor Agreements). In connection with the changes in wages, benefits and work rules, the Labor Agreements provide for the issuance of up to 38 million shares of AMR stock in the form of stock options which will be granted under the 2003 Plan if the Labor Agreements are ratified. These shares will generally vest over a three year period, will be granted at an exercise price equal to the fair market value of the stock on the grant date (the day following the ratification date) and will expire no later than 10 years after the date of grant. The remaining shares approved by the AMR Board of Directors are available for future issuance to employees, vendors, lessors and suppliers.

13.    Retirement Benefits

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

        In connection with the acquisition of TWA in April 2001 (see Note 16), the Company assumed certain retiree benefit plan liabilities of TWA, primarily its postretirement benefit obligation. As such, the following information reflects the inclusion of these obligations from the date of acquisition. In addition, effective January 1, 2002, TWA LLC employees were eligible to begin participation in American's pension plans. However, these employees were not granted prior credited service.

13.  Retirement Benefits (Continued)

        The following table provides a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 2002 and 2001, and a statement of funded status as of December 31, 2002 and 2001 (in millions):

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Reconciliation of benefit obligation
Obligation at January 1	$7,422	$6,434	$2,759	$1,708
Service cost	352	260	77	66
Interest cost	569	515	207	175
Actuarial loss	820	416	391	205
Plan amendments	65	168	—	(12)
Acquisition of TWA	—	—	—	734
Benefit payments	(394)	(371)	(135)	(117)
Settlements	(77)	—	—	—

Obligation at December 31	$8,757	$7,422	$3,299	$2,759

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$5,482	$5,731	$95	$88
Actual return on plan assets	(16)	1	(13)	(5)
Employer contributions	328	121	153	129
Benefit payments	(394)	(371)	(135)	(117)
Settlements	(77)	—	—	—

Fair value of plan assets at December 31	$5,323	$5,482	$100	$95

Funded status
Accumulated benefit obligation (ABO)	$7,344	$6,041	$—	$—
Projected benefit obligation (PBO)	8,757	7,422	—	—
Accumulated postretirement benefit obligation (APBO)	—	—	3,299	2,759
Fair value of assets	5,323	5,482	100	95
Funded status at December 31	(3,434)	(1,940)	(3,199)	(2,664)
Unrecognized loss (gain)	2,709	1,454	581	168
Unrecognized prior service cost	330	286	(36)	(42)
Unrecognized transition asset	(4)	(5)	—	—

Net amount recognized	$(399)	$(205)	$(2,654)	$(2,538)

13.  Retirement Benefits (Continued)

        As of December 31, 2002, the accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were approximately $7.3 billion and $5.3 billion, respectively. As of December 31, 2001, the accumulated benefit obligation and the fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were approximately $4.2 billion and $3.6 billion, respectively.

        At December 31, 2002 and 2001, other benefits plan assets of approximately $98 million and $93 million, respectively, were invested in shares of mutual funds managed by an affiliate of American.

        The following tables provide the components of net periodic benefit cost for the years ended December 31, 2002, 2001 and 2000 (in millions):

	Pension Benefits
	2002	2001	2000
Components of net periodic benefit cost
Defined benefit plans:
Service cost	$352	$260	$213
Interest cost	569	515	467
Expected return on assets	(501)	(539)	(490)
Amortization of:
Transition asset	(1)	(1)	(1)
Prior service cost	21	11	10
Unrecognized net loss	49	22	17
Settlement loss	33	—	—

Net periodic benefit cost for defined benefit plans	522	268	216
Defined contribution plans	207	238	170

Total	$729	$506	$386

	Other Benefits
	2002	2001	2000
Components of net periodic benefit cost
Service cost	$77	$66	$43
Interest cost	207	175	108
Expected return on assets	(9)	(9)	(7)
Amortization of:
Prior service cost	(6)	(5)	(5)
Unrecognized net gain	—	—	(14)

Net periodic benefit cost	$269	$227	$125

13.  Retirement Benefits (Continued)

        The following table provides the amounts recognized in the consolidated balance sheets as of December 31, 2002 and 2001 (in millions):

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Prepaid benefit cost	$54	$123	$—	$—
Accrued benefit liability	(453)	(328)	(2,654)	(2,538)
Additional minimum liability	(1,623)	(335)	—	—
Intangible asset	330	163	—	—
Accumulated other comprehensive loss	1,293	172	—	—

Net amount recognized	$(399)	$(205)	$(2,654)	$(2,538)

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
Weighted-average assumptions as of December 31
Discount rate	6.75%	7.50%	6.75%	7.50%
Salary scale	3.78	3.93	—	—
Expected return on plan assets	9.25	9.50	9.25	9.50

        The assumed health care cost trend rate was six percent in 2003, decreasing gradually to an ultimate rate of 4.5 percent by 2005 for pre-65 individuals and twelve percent in 2003, decreasing gradually to an ultimate rate of 4.5 percent by 2010 for post-65 individuals. The previously assumed health care cost trend rate was six percent in 2002, decreasing gradually to an ultimate rate of 4.5 percent by 2004.

        A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	One percent increase	One percent decrease
Impact on 2002 service and interest cost	$29	$(27)
Impact on postretirement benefit obligation as of December 31, 2002	$230	$(218)

14.  Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss are as follows (in millions):

	Minimum Pension Liability	Unrealized Gain/(Loss) on Investments	Unrealized Gain/(Loss) on Derivative Financial Instruments	Total
Balance at December 31, 1999	$(1)	$(1)	$—	$(2)
Current year net change	(8)	7	—	(1)
Income tax effect	3	(2)	—	1

Balance at December 31, 2000	(6)	4	—	(2)
Current year net change	(161)	6	—	(155)
Cumulative effect of adoption of SFAS 133 as of January 1, 2001	—	—	102	102
Reclassification of derivative financial instruments into earnings	—	—	(99)	(99)
Change in fair value of derivative financial instruments	—	—	(78)	(78)
Income tax effect	60	(2)	29	87

Balance at December 31, 2001	(107)	8	(46)	(145)
Current year net change	(1,122)	(6)	—	(1,128)
Reclassification of derivative financial instruments into earnings	—	—	5	5
Change in fair value of derivative financial instruments	—	—	138	138
Income tax effect	—	2	(56)	(54)

Balance at December 31, 2002	$(1,229)	$4	$41	$(1,184)

        As of December 31, 2002, the Company estimates during the next twelve months it will reclassify from accumulated other comprehensive loss into net earnings approximately $86 million, with no related tax impact, relating to its derivative financial instruments.

15.  Segment Reporting

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

        Following the acquisition of TWA in April 2001 (see Note 16), American is the largest scheduled passenger airline in the world. At the end of 2001, American provided scheduled jet service to more than 152 destinations throughout North America, the Caribbean, Latin America, Europe and the Pacific. American is also one of the largest scheduled air freight carriers in the world, providing a full range of freight and mail services to shippers throughout its system.

15.  Segment Reporting (Continued)

        American's operating revenues by geographic region are summarized below (in millions):

	Year Ended December 31,
	2002	2001	2000
Domestic	$11,180	$12,333	$12,444
Latin America	2,357	2,572	2,758
Europe	1,921	2,080	2,338
Pacific	413	499	577

Total operating revenues	$15,871	$17,484	$18,117

        The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company's tangible assets consist primarily of flight equipment which is mobile across geographic markets and, therefore, has not been allocated.

16.  Acquisition of TWA Assets

        On April 9, 2001, American (through a wholly owned subsidiary, TWA Airlines LLC (TWA LLC)) purchased substantially all of the assets of TWA and assumed certain liabilities. TWA was the eighth largest U.S. carrier, with a primary domestic hub in St. Louis. American funded the acquisition of TWA's assets with its existing cash and short-term investments. The acquisition of TWA was accounted for under the purchase method of accounting and, accordingly, the operating results of TWA LLC since the date of acquisition have been included in the accompanying consolidated financial statements.

        The accompanying consolidated financial statements reflect the allocation of the purchase price, which was based on estimated fair values of the assets acquired and liabilities assumed. American paid approximately $742 million in cash (subject to certain working capital adjustments) for the purchase of TWA, which included the $625 million purchase price paid to TWA and various other acquisition costs, primarily the purchase of aircraft security deposits and prepaid rent, and assumed the following obligations: $638 million in current liabilities, $734 million in postretirement benefits other than pensions, $519 million in capital lease obligations and approximately $175 million of other long-term liabilities. The purchase price was allocated as follows: approximately $812 million to current assets, $574 million to fixed assets, primarily capital lease aircraft, and approximately $320 million to other assets, resulting in goodwill of approximately $1 billion which was written-off as of January 1, 2002.

        The following table provides unaudited pro forma consolidated results of operations for the year ended December 31, 2001, assuming the acquisition had occurred as of January 1, 2001 (in millions, except per share amounts):

(Unaudited)
Operating revenues	$18,350
Net earnings (loss)	(1,569)

        The unaudited pro forma consolidated results of operations have been prepared for comparative purposes only. These amounts are not indicative of the combined results which would have occurred had the transaction actually been consummated on the date indicated above and are not indicative of the consolidated results of operations which may occur in the future.

17.  Quarterly Financial Data (Unaudited)

        Unaudited summarized financial data by quarter for 2002 and 2001 (in millions):

	First Quarter(*)	Second Quarter	Third Quarter	Fourth Quarter
2002
Operating revenues	$3,808	$4,110	$4,127	$3,826
Operating loss	(722)	(631)	(1,252)	(708)
Loss before cumulative effect of accounting change(**)	(542)	(486)	(851)	(727)
Net loss	(1,431)	(486)	(851)	(727)
2001
Operating revenues	$4,378	$5,148	$4,454	$3,504
Operating loss	(12)	(701)	(472)	(1,089)
Net loss	(34)	(455)	(338)	(735)

(*)
Certain amounts for the first quarter of 2001 related to the Company's fuel hedging program have been reclassified to conform with the 2001 presentation.

(**)
The Company recorded a one-time, non-cash charge, effective January 1, 2002, of $889 million, net of tax, to write-off all of American's goodwill, as a result of the adoption of SFAS 142, which is reflected as a cumulative effect of accounting change in the consolidated financial statements.

        The following table summarizes the special charges and U.S. Government grant reimbursement recorded by the Company during the second, third and fourth quarters of 2002 and 2001 (in millions):

	Second Quarter	Third Quarter	Fourth Quarter
2002
Aircraft charges	$—	$565	$—
Facility exit costs	—	3	—
Employee charges	—	57	—

Total special charges	$—	$625	$—

U.S. Government grant	$—	$(10)	$—

2001
Aircraft charges	$586	$398	$41
Facility exit costs	—	60	54
Employee charges	—	53	16
Other	—	20	20

Total special charges	$586	$531	$131

U.S. Government grant	$—	$(780)	$(47)

        See Note 3 for a further discussion of special charges.

17.  Quarterly Financial Data (Unaudited) (Continued)

        In addition to the above items, during the second quarter of 2002, the Company recorded a $40 million charge for the displacement of foreign tax credits resulting from a provision in Congress' economic stimulus package. The provision changed the period for carrybacks of net operating losses (NOLs) from two to five years and allowed the Company to more quickly recover its NOLs. However, the extended NOL carryback resulted in the displacement of foreign tax credits taken in prior years.

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

ITEM 14.    CONTROLS AND PROCEDURES

                    An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days before the filing date of this annual report. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	(1)	The following financial statements and Independent Auditors' Report are filed as part of this report:
Page
Report of Independent Auditors	35
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	36
Consolidated Balance Sheets at December 31, 2002 and 2001	37–38
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	39
Consolidated Statements of Stockholder's Equity for the Years Ended December 31, 2002, 2001 and 2000	40
Notes to Consolidated Financial Statements	41–70

(2)
The following financial statement schedule and Independent Auditors' Report are filed as part of this report:

Page
Report of Independent Auditors	77
Schedule II Valuation and Qualifying Accounts and Reserves	78

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
10.2
Aircraft Purchase Agreement by and between American Airlines, Inc. and The Boeing Company, dated October 31, 1997, incorporated by reference to Exhibit 10.48 to AMR Corporation's report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.
10.3	Bylaws of American Airlines, Inc., amended January 22, 2003.
10.4	American Airlines, Inc. 2003 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.42 to AMR's report on Form 10-K for the year ended December 31, 2002.
10.5	American Airlines, Inc. 2003 Incentive Compensation Plan for Officers and Key Employees, incorporated by reference to Exhibit 10.43 to AMR's report on Form 10-K for the year ended December 31, 2002.
10.6
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Jeffrey C. Campbell dated June 13, 2002, incorporated by reference to Exhibit 10.53 to AMR's report on Form 10-K for the year ended December 31, 2002.
10.7
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Ralph L. Richardi dated September 26, 2002, incorporated by reference to Exhibit 10.54 to AMR's report on Form 10-K for the year ended December 31, 2002.
10.8
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Gary F. Kennedy dated February 3, 2003, incorporated by reference to Exhibit 10.55 to AMR's report on Form 10-K for the year ended December 31, 2002.
10.9	Agreement between Robert W. Baker and American Airlines Inc. dated August 9, 2002, incorporated by reference to Exhibit 10.56 to AMR's report on Form 10-K for the year ended December 31, 2002.

Exhibit
10.10	Consulting Agreement between Michael W. Gunn and American Airlines, Inc. dated September 17, 2002 and a related agreement as of September 16, 2002, incorporated by reference to Exhibit 10.57 to AMR's report on Form 10-K for the year ended December 31, 2002.
10.11	Consulting Agreement between Anne H. McNamara and American Airlines, Inc. dated February 1, 2003, incorporated by reference to Exhibit 10.58 to AMR's report on Form 10-K for the year ended December 31, 2002.
10.12	Current Form of Retention Award Agreement for Certain Officers, incorporated by reference to Exhibit 10.59 to AMR's report on Form 10-K for the year ended December 31, 2002.
10.13	Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended on October 15, 2002, incorporated by reference to Exhibit 10.60 to AMR's report on Form 10-K for the year ended December 31, 2002.
12	Computation of ratio of earnings to fixed charges for the years ended December 31, 1998, 1999, 2000, 2001 and 2002.
23	Consent of Independent Auditors.
99	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
(b)
Reports on Form 8-K:

  Form 8-Ks filed under Item 5—Other Events

        On October 4, 2002, American Airlines, Inc. filed a report on Form 8-K relative to completing the impairment analysis of goodwill and indefinite-lived intangible assets with the conclusion that American Airlines' entire goodwill balance is impaired as defined by SFAS 142.

        On October 16, 2002, American Airlines filed a report on Form 8-K to provide a press release issued on October 16, 2002 by its parent company, AMR Corporation, to report the Company's third quarter 2002 earnings.

  Form 8-Ks furnished under Item 9—Regulation FD Disclosure

        On November 22, 2002, American Airlines filed a report on Form 8-K to provide certain data regarding its unit costs, capacity, traffic and fuel, a monthly update, and an updated fleet plan.

        On December 20, 2002, American Airlines filed a report on Form 8-K to provide certain data regarding its unit costs, capacity, traffic and fuel, a monthly update, and an updated fleet plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN AIRLINES, INC.
DATE: APRIL 14, 2003	By:	/s/ DONALD J. CARTY Donald J. Carty Chairman and Chief Executive Officer (Principal Executive Officer)
	By:	/s/ JEFFREY C. CAMPBELL Jeffrey C. Campbell Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates noted:

Directors:
By:	/s/ JOHN W. BACHMANN John W. Bachmann	By:	/s/ MICHAEL A. MILES Michael A. Miles
By:	/s/ DAVID L. BOREN David L. Boren	By:	/s/ PHILIP J. PURCELL Philip J. Purcell
By:	/s/ EDWARD A. BRENNAN Edward A. Brennan	By:	/s/ JOE M. RODGERS Joe M. Rodgers
By:	/s/ ARMANDO M. CODINA Armando M. Codina	By:	/s/ JUDITH RODIN Judith Rodin
By:	/s/ EARL G. GRAVES Earl G. Graves	By:	/s/ ROGER T. STAUBACH Roger T. Staubach
By:	/s/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos
Date: April 14, 2003

CERTIFICATIONS

I, Donald J. Carty, certify that:

1.
I have reviewed this annual report on Form 10-K of American Airlines, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	By:	/s/ DONALD J. CARTY Donald J. Carty Chairman and Chief Executive Officer

CERTIFICATIONS (Continued)

I, Jeffrey C. Campbell, certify that:

1.
I have reviewed this annual report on Form 10-K of American Airlines, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
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
6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003	By:	/s/ JEFFREY C. CAMPBELL Jeffrey C. Campbell Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholder
American Airlines, Inc.

        We have audited the consolidated financial statements of American Airlines, Inc. as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 31, 2003. Our audits also included Schedule II—Valuation and Qualifying Accounts and Reserves. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this schedule based on our audits.

        In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        The financial statement schedule does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of the uncertainty regarding the Company's ability to continue as a going concern.

/s/ ERNST & YOUNG LLP

2121 San Jacinto
Dallas, Texas 75201
March 31, 2003

AMERICAN AIRLINES, INC.
Schedule II—Valuation and Qualifying Accounts and Reserves
(in millions)

	Balance at beginning of year	Changes charged to statement of operations accounts	Increases charged to other accounts	Payments	Write-offs (net of recoveries)	Sales, retire- ments and transfers	Balance at end of year
			(Note)
Year ended December 31, 2002
Allowance for obsolescence of inventories	$346	$62	$—	$—	$—	$(10)	$398
Allowance for uncollectible accounts	51	27	—	—	(13)	—	65
Reserves for environmental remediation costs	84	25	—	(17)	—	—	92
Reserves for litigation	6	(2)	—	—	—	—	4
Allowance for insurance receivable	—	12	—	—	—	—	12
Year ended December 31, 2001
Allowance for obsolescence of inventories	302	59	—	—	—	(15)	346
Allowance for uncollectible accounts	26	19	—	—	6	—	51
Reserves for environmental remediation costs	70	24	19	(29)	—	—	84
Reserves for litigation	29	6	—	(29)	—	—	6
Year ended December 31, 2000
Allowance for obsolescence of inventories	255	54	—	—	—	(7)	302
Allowance for uncollectible accounts	53	18	—	—	(45)	—	26
Reserves for environmental remediation costs	65	24	—	(19)	—	—	70
Reserves for litigation	31	—	—	(2)	—	—	29

Note: Amount was established as part of the April 2001 acquisition of TWA (see Note 16 to the consolidated financial statements) and was charged to goodwill on the consolidated balance sheets.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Abbreviated pursuant to General Instructions I(2)(a) of Form 10-K).
  ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
  ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
AMERICAN AIRLINES, INC. Schedule II—Valuation and Qualifying Accounts and Reserves (in millions)