Form 10-Q
period 2003-03-31
AMERICAN AIRLINES INC
filed 2003-05-15
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2003.


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

Registrant's telephone number, including area code (817)963-1234


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

Common Stock, $1 par value - 1,000 shares as of April 30, 2003.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three months ended March 31, 2003 and 2002

  Condensed Consolidated Balance Sheets -- March 31, 2003 and December 31,
  2002

  Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2003 and 2002

  Notes to Condensed Consolidated Financial Statements -- March  31, 2003


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

CERTIFICATIONS

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

                                                  Three Months Ended
                                                       March 31,
                                                   2003         2002
Revenues
    Passenger                                   $  3,394      $ 3,484
    Regional Affiliates                              326           22
    Cargo                                            134          133
    Other                                            254          196
      Total operating revenues                     4,108        3,835


Expenses
  Wages, salaries and benefits                     2,014        1,972
  Aircraft fuel                                      682          497
  Depreciation and amortization                      297          304
  Regional carrier payments                          371           23
  Other rentals and landing fees                     268          268
  Commissions, booking fees and credit
   card expense                                      255          298
  Maintenance, materials and repairs                 195          230
  Aircraft rentals                                   184          219
  Food service                                       148          169
  Other operating expenses                           597          577
    Total operating expenses                       5,011        4,557

Operating Loss                                      (903)        (722)

Other Income (Expense)
  Interest income                                     13           18
  Interest expense                                  (149)        (127)
  Interest capitalized                                18           20
  Related party interest - net                         3            5
  Miscellaneous - net                                (14)          (8)
                                                    (129)         (92)
Loss Before Income Taxes and Cumulative
 Effect of Accounting Change                      (1,032)        (814)
Income tax benefit                                    -          (272)
Loss Before Cumulative Effect of
 Accounting Change                                (1,032)        (542)
Cumulative Effect of Accounting
 Change, Net of Tax Benefit                           -          (889)
Net Loss                                        $ (1,032)     $(1,431)


The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                               March 31,     December 31,
                                                  2003          2002
Assets
Current Assets
  Cash                                         $    156      $    100
  Short-term investments                          1,104         1,834
  Restricted cash and short-term investments        550           783
  Receivables, net                                  862           836
  Income tax receivable                              24           539
  Inventories, net                                  566           572
  Other current assets                              265            94
    Total current assets                          3,527         4,758

Equipment and Property
  Flight equipment, net                          12,972        12,887
  Other equipment and property, net               2,368         2,362
  Purchase deposits for flight equipment            602           694
                                                 15,942        15,943

Equipment and Property Under Capital Leases
  Flight equipment, net                           1,307         1,329
  Other equipment and property, net                 111            89
                                                  1,418         1,418

Route  acquisition costs and airport operating
 and gate lease rights, net                       1,244         1,257
Other assets                                      4,380         4,274
                                               $ 26,511      $ 27,650
Liabilities and Stockholder's Equity (Deficit)
Current Liabilities
  Accounts payable                             $  1,003      $  1,129
  Accrued liabilities                             2,307         2,409
  Air traffic liability                           2,781         2,614
  Payable to affiliates, net                         10            76
  Current maturities of long-term debt              532           603
  Current obligations under capital leases          126           126
    Total current liabilities                     6,759         6,957

Long-term debt, less current maturities           8,798         8,729
Obligations under capital leases, less
 current obligations                              1,255         1,322
Postretirement benefits                           2,701         2,654
Other liabilities, deferred gains and
 deferred credits                                 7,032         7,041

Stockholder's Equity (Deficit)
  Common stock                                        -             -
  Additional paid-in capital                      2,669         2,598
  Accumulated other comprehensive loss           (1,204)       (1,184)
  Retained deficit                               (1,499)         (467)
                                                    (34)          947
                                               $ 26,511      $ 27,650

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                 Three Months Ended March 31,
                                                    2003           2002
Net Cash Used for Operating Activities             $(398)        $ (446)

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                    (292)          (508)
  Net decrease in short-term investments             730            904
  Net decrease (increase) in restricted cash
   and short-term investments                        233           (169)
  Proceeds from sale of equipment and property        28             12
  Lease prepayments through bond redemption,
   net of bond reserve fund                         (235)             -
  Other                                               22              -
     Net cash provided by investing activities       486            239

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                                 (85)          (175)
  Redemption of bonds                                (86)             -
  Proceeds from issuance of long-term debt           134            469
  Funds transferred from affiliates, net               5            (62)
    Net cash (used) provided by
     financing activities                            (32)           232


Net increase in cash                                  56             25
Cash at beginning of period                          100             99

Cash at end of period                             $  156       $    124





















The  accompanying notes are an integral part of these  financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. American Airlines, Inc. (American or the Company) is a wholly owned subsidiary of AMR Corporation (AMR). For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K). Certain amounts from 2002 have been reclassified to conform with the 2003 presentation.

  The Company's Regional Affiliates include two wholly owned subsidiaries of AMR, American Eagle Airlines, Inc. (American Eagle) and Executive Airlines, Inc. (Executive) (collectively, AMR Eagle), and two independent carriers, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua). In 2002, American had a fixed fee per block hour agreement with Chautauqua. In 2003, American had fixed fee per block hour agreements with American Eagle, Executive, Trans States and Chautauqua.

2.In  February  2003,  American  asked its  labor  leaders  and  other employees for approximately $1.8 billion in permanent, annual savings through a combination of changes in wages, benefits and work rules. The requested $1.8 billion in savings was divided by work group as follows: $660 million - pilots; $620 million -
  Transportation Workers Union represented employees; $340 million - flight attendants; $100 million - management and support staff; and $80 million - agents and representatives. References in this document to American's three major unions include: the Allied Pilots Association (the APA); the Transportation Workers Union (the
  TWU);  and  the  Association of Professional Flight Attendants  (the
  APFA).

  On March 31, 2003, American announced that it had reached agreements with its three major unions (the Labor Agreements). It also reported various changes in the pay plans and benefits for non-unionized personnel including officers and other management (the Management Reductions). The anticipated cost savings arising from the Labor Agreements and the Management Reductions met the targeted annual savings of $1.8 billion.

  On April 16, 2003, the Company reported that the members of American's three major unions had ratified the Labor Agreements. Thereafter, published reports of actions the Company had taken in 2002 to retain key executives led two of the unions to indicate that they would not certify the ratification process and might initiate another vote on the Labor Agreements. The Company's actions included (i) the funding of supplemental pension benefits for the officers of American by means of a secular trust (the supplemental pension benefits provide benefits the officers would have received under the terms and conditions of American's defined benefit plans, but for limitations imposed by ERISA) and (ii) the execution of retention agreements whereby American would make cash payments to certain officers in January 2004 and January 2005. Given the economic turmoil affecting the Company and the industry, in 2002 the Compensation Committee of the AMR Board of Directors decided that it was necessary to offer certain key officers retention agreements to ensure that the officers remained in the employ of the Company for two years. In light of the controversy surrounding the retention agreements, they were voluntarily cancelled in April 2003.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  On April 25, 2003, American announced that it had reached agreement with the leaders of its three major unions on modifications to the Labor Agreements (the Modified Labor Agreements). The principal modifications were a shorter duration and the ability to initiate the process of re-negotiating the Modified Labor Agreements after three years. Even with these modifications, the Modified Labor Agreements continue to meet the targeted annual savings. On April 24, 2003, the Company announced that its Board of Directors had accepted the resignation of Donald J. Carty (CEO of the Company and
  AMR). The Company also announced that Edward A. Brennan (a Director of AMR since 1987) had been named Chairman of AMR and that Gerard J. Arpey (President and COO of the Company and AMR) had been named CEO of the Company and AMR and a director of AMR. On April 24, 2003 and April 25, 2003, the three major unions certified the ratification of the Modified Labor Agreements.

  Of the approximately $1.8 billion in savings, approximately $1.0 billion relate to wage and benefit reductions while the remaining approximately $.8 billion will be accomplished through changes in work rules which will result in additional job reductions. The Company expects to incur severance and benefits related charges in connection with these job reductions beginning in the second quarter of 2003. The amount of such charges could not be reasonably estimated at the time of the filing of this Form 10-Q. Wage reductions became effective on April 1, 2003 for officers and May 1, 2003 for all other employees. Reductions related to benefits and work rule changes will be phased in over time. The Company expects total savings from wages, benefits and work rule changes to be approximately $200 million in the second quarter of 2003, $400 million in the third quarter of 2003 and $450 million ($1.8 billion annually) in the fourth quarter of 2003. In connection with the changes in wages, benefits and work rules, the Modified Labor Agreements provide for the issuance to American's employees of approximately 38 million shares of AMR stock in the form of stock options which will generally vest over a three year period (see
  Note 10 for additional information).

  In addition, subsequent to the ratification of the Modified Labor Agreements, the Company has reached concessionary agreements with certain vendors, lessors, lenders and suppliers (the Vendors, and with the agreements the Vendor Agreements). Generally, under the terms of these Vendor Agreements the Company will receive the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft. In return for these concessions the Company anticipates that it will issue over time up to 2.8 million shares of AMR's common stock to Vendors who have reached agreements with the Company. The annual cost savings from the Vendors are estimated to be in excess of $170 million.

  Even with the Modified Labor Agreements, the savings from Management Reductions and the Vendor Agreements, the Company may nonetheless need to initiate a filing under Chapter 11 of the U.S. Bankruptcy Code (a Chapter 11 filing) because its financial condition will remain weak and its prospects uncertain. Among other things, the following factors have had and/or may have a negative impact on the Company's business and financial results: the continued weakness of the U. S. economy; the residual effects of the war in Iraq; the fear of another terrorist attack; the SARS (Severe Acute Respiratory Syndrome) outbreak; the inability of the Company to satisfy the liquidity requirements or other covenants in certain of its credit arrangements (see Note 11); or the inability of the Company to access the capital markets for additional financing.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

3.In   April   2003,  the  President  signed  the  Emergency   Wartime
  Supplemental Appropriations Act, 2003 (the Act) which includes aviation-related assistance provisions. The Act authorizes payment of (i) $100 million to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks and (ii) $2.3 billion to reimburse air carriers for increased security costs which shall be distributed in proportion to amounts each has paid or collected as of the date of enactment in passenger security and air carrier security fees to the Transportation
  Security Administration. In addition, the Act suspends the collection of the passenger security fee from June 1, 2003 until October 1, 2003 and extends war-risk insurance through August 30, 2004. The Act also limits the total cash compensation for the two most highly compensated named executive officers for certain airlines, including the Company, during the period April 1, 2003 to April 1, 2004 to the amount of salary received by such officers in 2002. A violation of this executive compensation provision would require the carrier to repay the government for the amount of its reimbursement for increased security costs as described in item
  (ii) above. The Company does not anticipate any difficulties in complying with this limitation on executive compensation. The Company estimates that its reimbursement under the Act, excluding the impact of suspending the security fee from June 1, 2003 until October 1, 2003, will be in the range of $300 million to $320 million. This reimbursement will be recorded as a reduction to operating expenses. The Company's compensation for the direct costs associated with strengthening cockpit doors will be recorded as a reduction to capitalized flight equipment. The reimbursement payment from the government is expected in May 2003; the compensation payment is expected sometime this summer.

4.The  Company  accounts  for its participation in  AMR's  stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the stock option grants is at or above the fair market value of the underlying stock on the date of grant. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
  123), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions, except per share amounts):

                                             Three Months Ended March 31,
                                                  2003        2002
  Net loss, as reported                        $(1,032)    $(1,431)
  Add:    Stock-based employee compensation
          expense included in reported net
          loss, net of tax                          (2)          8
  Deduct: Total stock-based employee
          compensation expense determined
          under fair value based methods for
          all awards, net of tax                   (10)        (16)
  Pro forma net loss                           $(1,044)    $(1,439)

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

5.In  2001,  the  Company recorded fleet impairment and other  special charges related to the events of September 11, 2001. In 2002, the Company recorded fleet impairments and other special charges related to initiatives to reduce costs, reduce capacity and simplify its aircraft fleet. Furthermore, as a part of its restructuring initiatives, the Company incurred $25 million in severance charges in the first quarter of 2003, which are included in Wages, salaries and benefits in the consolidated statement of operations. The following table summarizes the components of these charges and the remaining accruals for future lease payments, lease return and storage costs, facilities closure costs and employee severance and benefit costs (in millions):

                             Aircraft   Facility    Employee
                             Charges   Exit Costs   Charges      Total
      Remaining accrual at
       December 31, 2002      $ 206        $ 17       $ 44       $ 267
      Severance charges           -           -         25          25
      Payments                  (32)         (2)       (31)        (65)
      Remaining accrual at
       March 31, 2003         $ 174        $ 15       $ 38       $ 227



6.The  Company  has  restricted cash  and  short-term  investments related  to projected workers' compensation obligations and  various
  other   obligations.  As  of  March  31,  2003,  projected  workers'
  compensation obligations were secured by restricted cash and short-term investments of $386 million and various other obligations were secured by restricted cash and short-term investments of $164 million. In the first quarter of 2003, the Company redeemed $339 million of tax-exempt bonds that were backed by standby letters of credit secured by restricted cash and short-term investments resulting in a reduction in restricted cash and short-term investments. Of the $339 million of tax-exempt bonds that were redeemed, $253 million were accounted for as
  operating  leases.   Payments  to redeem  these  tax-exempt  special
  facility revenue bonds are considered prepaid facility rentals and will reduce future operating lease commitments. The remaining $86 million of tax-exempt bonds that were redeemed were accounted for as debt and had original maturities in 2014 through 2024.

  As of March 31, 2003 the Company has approximately $247 million in fuel prepayments and credit card holdback deposits classified as Other current assets and Other assets.

7.As  of  March  31, 2003, the Company had commitments to acquire  the following aircraft: two Boeing 777-200 ERs and six Boeing 767-300ERs in 2003; and an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $330 million during the remainder of 2003, $0 million in 2004, $118 million in 2005 and an aggregate of approximately $2.6 billion in 2006 through 2010. Boeing Capital Corporation has agreed to provide backstop financing for all Boeing aircraft deliveries in 2003. In return, American granted Boeing a security interest in certain advance payments previously made and in certain rights under the aircraft purchase agreement between American and Boeing.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  As discussed in the notes to the consolidated financial statements included in the Company's 2002 Form 10-K, Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American and AMR Eagle have been named as potentially responsible parties (PRPs) for the contamination at MIA. During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American, in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American's and AMR Eagle's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other airport and non-airport locations for which it has accrued $89 million at March 31, 2003. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

8.Accumulated  depreciation of owned equipment and property  at  March
  31, 2003 and December 31, 2002 was $8.1 billion and $7.8 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 2003 and December 31, 2002 was $1.0 billion and $971 million, respectively.

9.The  Company has experienced significant cumulative losses and as  a result generated certain net operating losses available to offset future taxes payable. As a result of the cumulative operating losses, a valuation allowance was established against the full amount of the Company's net deferred tax asset as of December 31,
  2002. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the first quarter of 2003 the Company continued to record a valuation allowance against its net deferred tax assets, which results in no tax benefit being recorded for the pretax losses. The Company's deferred tax asset valuation allowance increased $380 million in the first quarter of 2003, to $1.1 billion as of March 31, 2003.

10.In  March  2003, the Board of Directors of AMR approved the issuance of additional shares of AMR common stock to employees and Vendors in connection with ongoing negotiations concerning concessions. The maximum number of shares authorized for issuance was 30 percent of the number of shares of the Company's common stock outstanding on March 24, 2003 (156,359,955) or approximately 46.9 million shares. From the foregoing authorization, the Company expects to issue up to 2.8 million shares to Vendors. Also in March 2003, the AMR Board of Directors adopted the 2003 Employee Stock Incentive Plan
  (2003   Plan)   to   provide  equity  awards  to   employees  in
  connection with wage, benefit and work rule concessions.   Under
  the 2003 Plan, all American employees are eligible to receive stock awards which may include stock options, restricted stock and
  deferred   stock.   In  April  2003,  the  Company   reached   final
  agreements with the unions representing American employees (the Modified Labor Agreements, see Note 2). In connection with the changes in wages, benefits and work rules, the Modified Labor Agreements provide for the issuance of up to 37.9 million shares of
  AMR  stock  in  the  form  of  stock options.   On  April  17,  2003
  approximately 37.9 million stock options were granted to employees at an exercise price of $5.00 per share, which is equal to the closing price of AMR's common stock (NYSE) on that date (the grant date). These shares will vest over a three-year period and will expire no later than April 17, 2013. These options were granted to members of the APA, the TWU, the APFA, agents, other non-management personnel and management employees.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

11.During the three-month period ended March 31, 2003, American borrowed approximately $134 million under various debt agreements which are secured by aircraft. Effective interest rates on these agreements are fixed or variable based on London Interbank Offered Rate (LIBOR) plus a spread and mature over various periods of time through 2013. As of March 31, 2003, the effective interest rate on these agreements ranged up to 8.81 percent.

  American has a fully drawn $834 million credit facility that expires December 15, 2005. On March 31, 2003, American and certain lenders in such facility entered into a waiver and amendment that
  (i) waived, until May 15, 2003, the requirement that American pledge additional collateral to the extent the value of the existing collateral was insufficient under the terms of the facility, (ii) waived American's liquidity covenant for the quarter ended March 31, 2003, (iii) modified the financial covenants applicable to subsequent periods, and (iv) increased the applicable margin for advances under the facility. On May 15, 2003, American expects to pledge an additional 30 (non-Section 1110 eligible) aircraft having an aggregate net book value as of March 31, 2003 of approximately $451 million. Pursuant to the modified financial covenants, American is required to maintain at least $1.0 billion of liquidity, consisting of unencumbered cash and short-term investments, for the second quarter 2003 and beyond. At this point, it is uncertain whether the Company will be able to satisfy this liquidity requirement.

  In addition, the required ratio of EBITDAR to fixed charges has been decreased until the period ending December 31, 2004, and the next test of such cash flow coverage ratio will not occur until
  March 31, 2004. The amendment also provided for a 50 basis point increase in the applicable margin over LIBOR, resulting in an effective interest rate (as of March 31, 2003) of 4.73 percent. The interest rate will be reset again on September 17, 2003. At American's option, interest on the facility can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon LIBOR.

  As of March 31, 2003, American has issued guarantees covering approximately $636 million of AMR's unsecured debt and AMR has issued guarantees covering approximately $935 million of American's tax-exempt bond debt. In addition, as of March 31, 2003, AMR and American have issued guarantees covering approximately $521 million of AMR Eagle's secured debt.

12.Financial  Accounting  Standards  Board  Interpretation   No.   46,
  "Consolidation of Variable Interest Entities" (Interpretation 46) requires the primary beneficiary of a variable interest entity to include the assets, liabilities, and results of the activities of the variable interest entity in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated variable interest entities. In addition, Interpretation 46 requires disclosure of information about the nature, purpose and activities of unconsolidated variable interest entities in which the Company holds a significant variable interest. The provisions of Interpretation 46 are effective immediately for any variable interest entities acquired after January 31, 2003 and effective beginning in the third quarter of 2003 for all variable interest entities acquired before February 1, 2003. This interpretation has had no impact on the Company's consolidated statement of operations or condensed consolidated balance sheets. Special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $2.1 billion of these bonds (with total future payments of approximately $5.7 billion as of March 31,
  2003) are guaranteed by American, AMR, or both. The Company is currently evaluating the applicability of Interpretation 46 to these airport lease arrangements and the possible impact on its future consolidated results of operations and consolidated balance sheet.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation 45) requires disclosures in interim and annual financial statements about obligations under certain guarantees issued by the Company. Furthermore, it requires recognition at the beginning of a guarantee of a liability for the fair value of the obligation undertaken in issuing the guarantee, with limited exceptions including: 1) a parent's guarantee of a subsidiary's debt to a third party, and 2) a subsidiary's guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent. The disclosure requirements are effective for this filing and have been included in Notes 7, 8 and 9 to the consolidated financial statements in the 2002 Form 10-K. The initial recognition and initial measurement provisions are only applicable on a prospective basis for guarantees issued or modified after December 31, 2002. This interpretation has had no impact on the Company's consolidated statement of operations or condensed consolidated balance sheets.

13.Effective  January  1,  2002,  the  Company  adopted  Statement  of
  Financial   Accounting  Standards  No.  142,  "Goodwill  and   Other
  Intangible Assets" (SFAS 142). SFAS 142 requires the Company to test goodwill and indefinite-lived intangible assets (for American, route acquisition costs) for impairment rather than amortize them. In 2002, the Company completed an impairment analysis for route acquisition costs in accordance with SFAS 142. The analysis did not result in an impairment charge. In addition, the Company completed an impairment analysis related to its $1.3 billion of goodwill and determined the Company's entire goodwill balance was impaired. In arriving at this conclusion, the Company's net book value was determined to be in excess of the Company's fair value at January 1, 2002, using American as the reporting unit for purposes of the fair value determination. The Company determined its fair value as of January 1, 2002 using various valuation methods, ultimately using an allocation of AMR's fair value, which was determined using market capitalization as the primary indicator of fair value. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $889 million (net of a tax benefit of $363 million) to write-off all of American's goodwill. This charge is nonoperational in nature and is reflected as a cumulative effect of accounting change in the consolidated statements of operations.

14.The  Company includes unrealized gains and losses on available-for-
  sale securities, changes in minimum pension liabilities and changes in the fair value of certain derivative financial instruments that qualify for hedge accounting in comprehensive loss. For the three months ended March 31, 2003 and 2002, comprehensive loss was
  $(1,052) million and $(1,357) million, respectively. The difference between net loss and comprehensive loss for the three months ended March 31, 2003 and 2002 is due primarily to the accounting for the Company's derivative financial instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended.

15.In  2002,  American issued tickets for flights on its  AMR  Eagle affiliate regional carriers, owned by AMR Eagle Holding Corporation, a subsidiary of AMR. The revenue collected for such tickets was prorated between American and the AMR Eagle carriers based on the segments flown by the respective carriers. In addition, American paid fees, recorded as a reduction in passenger revenues, to AMR Eagle primarily for passengers connecting with American flights. Furthermore, American provided, among other things, communication and reservation services and other services, including yield management and participation in American's frequent flyer program to the AMR Eagle affiliate regional carriers. In consideration for certain services provided, the carriers paid American a service charge, based primarily on passengers boarded.

  Effective January 2003, American Airlines and AMR Eagle implemented a preliminary "Fee Per Departure" agreement. Under this agreement, American pays Eagle a fixed fee per block hour and departure to operate regional aircraft. The block hour and departure fees are designed to cover AMR Eagle's fully allocated costs. The Company is in the process of implementing a definitive agreement which will also include a margin. Assumptions for highly volatile or uncontrollable costs such as fuel, landing fees, and aircraft ownership are trued up to actual values on a pass through basis. In consideration for these payments, American retains all passenger and other revenues resulting from the Eagle operation. This agreement will be renewed annually on January 1, without action by either party, until either party gives written notice of termination to the other party.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2003 and 2002

Summary American Airlines, Inc.'s (a wholly owned subsidiary of AMR Corporation) net loss during the first quarter of 2003 was $1.0 billion compared to a net loss of $1.4 billion for the same period in 2002. The Company's first quarter 2002 results include a one-time, non-cash charge to record the cumulative effect of a change in accounting, effective January 1, 2002, of $889 million to write-off all of American's goodwill upon the adoption of Statement of Financial Accounting Standards Board No. 142 "Goodwill and Other Intangible Assets" (see Note 13 to the condensed consolidated financial statements). American's operating loss of $903 million increased $181 million compared to the same period in 2002.

The Company's first quarter revenues increased year-over-year due to the Company's fixed fee per departure agreement with AMR Eagle, discussed below and in Note 15 to the condensed consolidated financial statements, which was effective January 1, 2003. Excluding the impact of accounting for the Company's fixed fee per departure agreement with AMR Eagle, the Company's first quarter 2003 revenues continued to decrease year-over-year. The Company's revenues continue to be negatively impacted by the economic slowdown, seen largely in business travel declines and changes in business traveler profiles; the geographic distribution of the Company's network; and reduced fares due in large part to increased competition from low-cost carriers.
The Company's first quarter 2003 revenues were also negatively impacted by the war in Iraq and the outbreak of Severe Acute Respiratory Syndrome (SARS). The Company's revenues increased $273 million, to $4.1 billion, from the same period last year as a result of the Company's fixed fee per departure agreement with AMR Eagle. However, American's passenger revenues decreased by 2.6 percent, or $90 million, in the first three months of 2003 from the same period in 2002. American's domestic revenue per available seat mile (RASM) decreased 3.2 percent, to 8.43 cents, on a capacity increase of 1.8 percent, to 28.8 billion available seat miles (ASMs). International RASM decreased to 8.43 cents, or 2.7 percent, on a capacity increase of 6.5 percent. The decrease in international RASM was due to a 26.4 percent decrease in Pacific RASM slightly offset by a 1.0 percent increase in European RASM. Latin American RASM remained flat. The increase in international capacity was driven by a 52.4 percent and
9.8 percent increase in Pacific and European ASMs, respectively, slightly offset by a 1.5 percent reduction in Latin American ASMs.

The Company's Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. (American Eagle) and Executive Airlines, Inc. (Executive) (collectively, AMR Eagle), and two independent carriers, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua). In 2002, American had a fixed fee per block hour agreement with Chautauqua. In 2003, American had fixed fee per block hour agreements with American Eagle, Executive, Trans States and Chautauqua. Regional Affiliates revenue increased $304 million due primarily to the fixed fee per departure agreements with AMR Eagle and Trans States in 2003. Certain amounts from 2002 related to Regional Affiliates have been reclassified to conform with the 2003 presentation.

Other revenues increased 29.6 percent, or $58 million, due primarily to increases in ticket change fees coupled with changes to the Company's change fee arrangements with travel agencies, increases in airfreight service fees due primarily to fuel surcharges and increases in AAdvantage fees.

The Company's operating expenses increased 10.0 percent, or $454 million. Wages, salaries and benefits increased 2.1 percent, or $42 million, primarily due to increases in pension and health insurance costs and contractual wage rate and seniority increases that are built into the Company's labor contracts, offset by a reduction in the average number of employees. Aircraft fuel expense increased 37.2 percent, or $185 million, due primarily to a 39.9 percent increase in the Company's average price per gallon of fuel. Regional payments increased $348 million due primarily to the fee per departure agreement with AMR Eagle in 2003. Commissions, booking fees and credit card expense decreased 14.4 percent, or $43 million, due primarily to commission structure changes implemented in March 2002 and a 2.6 percent decrease in passenger revenues, somewhat offset by the increase in Regional Affiliates revenue. Maintenance, materials and repairs decreased 15.2 percent, or $35 million, due primarily to a decrease in airframe and engine volumes at the Company's maintenance bases resulting from a variety of factors including the retirement of aircraft, the timing of engines returning from repair vendors and a decrease in the number of flights; and the receipt of certain vendor credits. Aircraft rentals decreased $35 million, or 16.0 percent, due primarily to lease expirations and the removal of leased aircraft from service in prior periods. Food service decreased 12.4 percent, or $21 million, due primarily to reductions in the level of food service.

Other income (expense), historically a net expense, increased $37 million due to the following: Interest income decreased 27.8 percent, or $5 million, due primarily to decreasing short-term investment balances. Interest expense increased $22 million, or 17.3 percent, resulting primarily from the increase in the Company's long-term debt. Miscellaneous-net increased 75.0 percent, or $6 million, due to the write-down of certain investments held by the Company during the first quarter of 2003.

The Company has experienced significant cumulative losses and as a result generated certain net operating losses available to offset future taxes payable. As a result of the cumulative operating losses, a valuation allowance was established against the full amount of the Company's net deferred tax asset as of December 31, 2002. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During the first quarter of 2003 the Company continued to record a valuation allowance against its net deferred tax assets, which results in no tax benefit being recorded for the pretax losses. The Company's deferred tax asset valuation allowance increased $380 million in the first quarter of 2003, to $1.1 billion as of March 31, 2003.

The effective tax rate for the three months ended March 31, 2002 was impacted by a $18 million charge resulting from a provision in Congress' economic stimulus package that changed the period for carrybacks of net operating losses (NOLs). This change allowed the Company to carry back 2001 and 2002 NOLs for five years, rather than two years under the previous law, allowing the Company to more quickly recover its NOLs. The extended NOL carryback did however result in the displacement of foreign tax credits taken in prior years. These credits are now expected to expire before being utilized by the Company, resulting in this charge.

OTHER INFORMATION

In February 2003, American asked its labor leaders and other employees for approximately $1.8 billion in permanent, annual savings through a combination of changes in wages, benefits and work rules. The requested $1.8 billion in savings was divided by work group as follows: $660 million - pilots; $620 million - Transportation Workers Union represented employees; $340 million - flight attendants; $100 million - management and support staff; and $80 million - agents and representatives. References in this document to American's three major unions include: the Allied Pilots Association (the APA); the Transportation Workers Union (the TWU); and the Association of Professional Flight Attendants (the APFA).

On March 31, 2003, American announced that it had reached agreements with its three major unions (the Labor Agreements). It also reported various changes in the pay plans and benefits for non-unionized personnel including officers and other management (the Management
Reductions). The anticipated cost savings arising from the Labor Agreements and the Management Reductions met the targeted annual savings of $1.8 billion.

On April 16, 2003, the Company reported that the members of American's three major unions had ratified the Labor Agreements. Thereafter, published reports of actions the Company had taken in 2002 to retain key executives led two of the unions to indicate that they would not certify the ratification process and might initiate another vote on the Labor Agreements. The Company's actions included (i) the funding of supplemental pension benefits for the officers of American by means of a secular trust (the supplemental pension benefits provide benefits the officers would have received under the terms and conditions of American's defined benefit plans, but for limitations imposed by ERISA) and (ii) the execution of retention agreements whereby American would make cash payments to certain officers in January 2004 and January 2005. Given the economic turmoil affecting the Company and the industry, in 2002 the Compensation Committee of the AMR Board of Directors decided that it was necessary to offer certain key officers retention agreements to ensure that the officers remained in the employ of the Company for two years. In light of the controversy surrounding the retention agreements, they were voluntarily cancelled in April 2003.

On April 25, 2003, American announced that it had reached agreement with the leaders of its major unions on modifications to the Labor Agreements (the Modified Labor Agreements). The principal modifications were a shorter duration and the ability to initiate the process of re-negotiating the Modified Labor Agreements after three years. Even with these modifications, the Modified Labor Agreements continue to meet the targeted annual savings. On April 24, 2003, the Company announced that its Board of Directors had accepted the resignation of Donald J. Carty (CEO of the Company and AMR). The Company also announced that Edward A. Brennan (a Director of AMR since
1987) had been named Chairman of AMR and that Gerard J. Arpey (President and COO of the Company and AMR) had been named CEO of the Company and AMR and a director of AMR. On April 24, 2003 and April 25, 2003, the three major unions certified the ratification of the Modified Labor Agreements.

Of the approximately $1.8 billion in savings, approximately $1.0 billion relate to wage and benefit reductions while the remaining approximately $.8 billion will be accomplished through changes in work rules which will result in additional job reductions. The Company expects to incur severance and benefits related charges in connection with these job reductions beginning in the second quarter of 2003. The amount of such charges could not be reasonably estimated at the time of the filing of this Form 10-Q. Wage reductions became effective on April 1, 2003 for officers and May 1, 2003 for all other employees. Reductions related to benefits and work rule changes will be phased in over time. The Company expects total savings from wages, benefits and work rule changes to be approximately $200 million in the second quarter of 2003, $400 million in the third quarter of 2003 and $450 million ($1.8 billion annually) in the fourth quarter of 2003. In connection with the changes in wages, benefits and work rules, the Modified Labor Agreements provide for the issuance to American's employees of approximately 38 million shares of AMR stock in the form of stock options which will generally vest over a three year period (see Note 10 to the condensed consolidated financial statements for additional information).

In addition, subsequent to the ratification of the Modified Labor Agreements, the Company has reached concessionary agreements with certain vendors, lessors, lenders and suppliers (the Vendors, and with the agreements the Vendor Agreements). Generally, under the terms of these Vendor Agreements the Company will receive the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft. In return for these concessions the Company anticipates that it will issue over time up to 2.8 million shares of AMR's common stock to Vendors who have reached agreements with the Company. The annual cost savings from the Vendors are estimated to be in excess of $170 million.

Even with the Modified Labor Agreements, the savings from Management Reductions and the Vendor Agreements, the Company may nonetheless need to initiate a filing under Chapter 11 of the U.S. Bankruptcy Code (a Chapter 11 filing) because its financial condition will remain weak and its prospects uncertain. Among other things, the following factors have had and/or may have a negative impact on the Company's business and financial results: the continued weakness of the U. S. economy; the residual effects of the war in Iraq; the fear of another terrorist attack; the SARS (Severe Acute Respiratory Syndrome) outbreak; the inability of the Company to satisfy the liquidity requirements or other covenants in certain of its credit arrangements (see Note 11 to the condensed consolidated financial statements); or the inability of the Company to access the capital markets for additional financing.

During 2001 and 2002, the Company raised approximately $7.5 billion of funding to finance capital commitments and to fund operating losses. The Company expects that it will continue to need to raise significant additional financing in the near future to cover its liquidity needs, until such time as (i) the cost initiatives discussed in the previous paragraphs become fully effective and (ii) the Company returns to profitability. The Company had approximately $1.3 billion in unrestricted cash and short-term investments as of March 31, 2003. The Company also had available possible future financing sources, including, but not limited to: (i) a limited amount of additional secured aircraft debt, (ii) sale-leaseback transactions of owned property, including aircraft and real estate, (iii) securitization of future operating receipts, and (iv) the potential sale of certain non-core assets (including the Company's interests in Worldspan, a computer reservations systems partnership). However, these financing sources may not be available to the Company in light of its financial condition. To the extent that the Company is unable to access capital markets and raise additional capital, the Company will be unable to fund its obligations and sustain its operations.

In April 2003, the President signed the Emergency Wartime Supplemental Appropriations Act, 2003 (the Act) which includes aviation-related assistance provisions. The Act authorizes payment of (i) $100 million to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks and (ii) $2.3 billion to reimburse air carriers for increased security costs which shall be distributed in proportion to amounts each has paid or collected as of the date of enactment in passenger security and air carrier security fees to the Transportation Security Administration. In addition, the Act suspends the collection of the passenger security fee from June 1, 2003 until October 1, 2003 and extends war-risk insurance through August 30, 2004. The Act also limits the total cash compensation for the two most highly compensated named executive officers for certain airlines, including the Company, during the period April 1, 2003 to
April 1, 2004 to the amount of salary received by such officers in 2002. A violation of this executive compensation provision would require the carrier to repay the government for the amount of its reimbursement for increased security costs as described in item (ii) above. The Company does not anticipate any difficulties in complying with this limitation on executive compensation. The Company estimates that its reimbursement under the Act, excluding the impact of suspending the security fee from June 1, 2003 until October 1, 2003, will be in the range of $300 million to $320 million. This reimbursement will be recorded as a reduction to operating expenses. The Company's compensation for the direct costs associated with strengthening cockpit doors will be recorded as a reduction to capitalized flight equipment. The reimbursement payment from the government is expected in May 2003; the compensation payment is expected sometime this summer.

American's credit ratings are significantly below investment grade. In January 2003, Standard & Poor's and Moody's placed the credit ratings of American on review for downgrade. In February 2003, Moody's further downgraded the senior unsecured ratings of American and the ratings of most of American's secured debt. The Moody's ratings remain on review for possible downgrade. Also in February 2003, Standard & Poor's lowered its long-term corporate credit ratings and the secured debt rating of American. American's short-term rating was withdrawn. Ratings on most of American's non-enhanced equipment trust certificates were also lowered. In addition, Standard & Poor's revised the CreditWatch implications to developing from negative. In March 2003, Standard & Poor's further lowered its long-term corporate credit ratings for American and lowered the secured debt rating of American. Ratings on most of American's non-enhanced equipment trust certificates were also lowered. These reductions have increased the Company's borrowing costs. Additional significant reductions in AMR's or American's credit ratings would further increase its borrowing or other costs and further restrict the availability of future financing. In March 2003, Standard & Poor's removed AMR's common stock from the S&P 500 index.

American has a fully drawn $834 million credit facility that expires December 15, 2005. On March 31, 2003, American and certain lenders in such facility entered into a waiver and amendment that (i) waived, until May 15, 2003, the requirement that American pledge additional collateral to the extent the value of the existing collateral was insufficient under the terms of the facility, (ii) waived American's liquidity covenant for the quarter ended March 31, 2003, and (iii) modified the financial covenants applicable to subsequent periods and increased the applicable margin for advances under the facility. On May 15, 2003, American expects to pledge an additional 30 (non-Section 1110 eligible) aircraft having an aggregate net book value as of March 31, 2003 of approximately $451 million. Pursuant to the modified financial covenants, American is required to maintain at least $1.0 billion of liquidity, consisting of unencumbered cash and short-term investments, for the second quarter 2003 and beyond. At this point, it is uncertain whether the Company will be able to satisfy this liquidity requirement.

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

The Company has restricted cash and short-term investments related to projected workers' compensation obligations and various other obligations. As of March 31, 2003, projected workers' compensation obligations were secured by restricted cash and short-term investments of $386 million and various other obligations were secured by restricted cash and short-term investments of $164 million. In the first quarter of 2003, the Company redeemed $339 million of tax-exempt bonds that were backed by standby letters of credit secured by restricted cash and short-term investments resulting in a reduction in restricted cash and short-term investments. Of the $339 million of tax-exempt bonds that were redeemed, $253 million were accounted for as operating leases. Payments to redeem these tax-exempt special facility revenue bonds are considered prepaid facility rentals and will reduce future operating lease commitments. The remaining $86 million of tax-exempt bonds that were redeemed were accounted for as debt and had original maturities in 2014 through 2024.

As of March 31, 2003 the Company has approximately $247 million in fuel prepayments and credit card holdback deposits classified as Other current assets and Other assets.

Net cash used for operating activities in the three-month period ended March 31, 2003 was $398 million, a decrease of $48 million over the same period in 2002. Included in net cash used for operating activities was the receipt of a $515 million federal tax refund. Capital expenditures for the first three months of 2003 were $292 million, and included the acquisition of three Boeing 767-300ERs aircraft. These capital expenditures were financed primarily through secured mortgage and debt agreements.

During the three-month period ended March 31, 2003, American borrowed approximately $134 million under various debt agreements which are secured by aircraft. Effective interest rates on these agreements are fixed or variable based on LIBOR plus a spread and mature over various periods of time through 2013. As of March 31, 2003, the effective interest rate on these agreements ranged up to 8.81 percent.

As of March 31, 2003, the Company had commitments to acquire the following aircraft: two Boeing 777-200 ERs and six Boeing 767-300ERs in 2003; and an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $330 million during the remainder of 2003, $0 million in 2004, $118 million in 2005 and an aggregate of approximately $2.6 billion in 2006 through 2010. Boeing Capital Corporation has agreed to provide backstop financing for all Boeing aircraft deliveries in 2003. In return, American has granted Boeing a security interest in certain advance payments previously made and in certain rights under the aircraft purchase agreement between American and Boeing.

Special   facility   revenue  bonds  have  been  issued   by   certain
municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $2.1 billion of these bonds (with total future payments of approximately $5.7 billion as of March 31, 2003) are guaranteed by American, AMR, or both. These guarantees can only be invoked in the event American defaults on the lease obligation and certain other remedies are not available. Approximately $740 million of these special facility revenue bonds contain mandatory tender provisions that require American to repurchase the bonds at various times through 2008, including $200 million in November 2003. Although American has the right to remarket the bonds there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would also be considered prepaid facility rentals and would reduce future operating lease commitments.

In March 2003, the Board of Directors of AMR approved the issuance of additional shares of AMR common stock to employees and Vendors in connection with ongoing negotiations concerning concessions. The maximum number of shares authorized for issuance was 30 percent of the number of shares of the Company's common stock outstanding on March 24, 2003 (156,359,955) or approximately 46.9 million shares. From the foregoing authorization, the Company expects to issue up to 2.8 million shares to Vendors. Also in March 2003, the AMR Board of Directors adopted the 2003 Employee Stock Incentive Plan (2003 Plan) to provide equity awards to employees in connection with wage, benefit and work rule concessions. Under the 2003 Plan, all American employees are eligible to receive stock awards which may include stock options, restricted stock and deferred stock. In April 2003, the Company reached final agreements with the unions representing American employees (the Modified Labor Agreements, see Note 2 to the condensed consolidated financial statements). In connection with the changes in wages, benefits and work rules, the Modified Labor Agreements provide for the issuance of up to 37.9 million shares of AMR stock in the form of stock options. On April 17, 2003 approximately 37.9 million stock options were granted to employees at an exercise price of $5.00 per share, which is equal to the closing price of AMR's common stock
(NYSE) on that date (the grant date). These shares will vest over a three-year period and will expire no later than April 17, 2013. These options were granted to members of the APA, the TWU, the APFA, agents, other non-management personnel and management employees.

A provision in the scope clause of American's former contract with the Allied Pilots Associations (APA) limited the number of available seat miles (ASMs) and block hours that could be flown under American's marketing code (AA) by American's regional carrier partners when American pilots are on furlough (the so-called ASM cap). To ensure that American remained in compliance with the ASM cap, American and American Eagle took several steps in 2002 to reduce the number of ASMs flown by American's wholly-owned commuter air carriers. As one of those measures, AMR Eagle signed a letter of intent to sell Executive Airlines, its San Juan-based subsidiary.

Another provision in the former APA contract limited to 67 the total number of regional jets with more than 44 seats that could be flown under the AA code by American's regional carrier partners. As AMR
Eagle continued to accept previously-ordered Bombardier and Embraer regional jets this cap would have been reached in early 2003. To ensure that American remained in compliance with the 67-aircraft cap, AMR Eagle reached an agreement to dispose of 14 Embraer ERJ-145 aircraft from its fleet. Trans States Airlines, an AmericanConnection carrier, agreed to acquire these aircraft. Under the former contract between AA and the APA, Trans States would have had to operate these aircraft under its AX code, rather than the AA* code, at its St. Louis hub.

The Labor Agreement with the APA (one of the Modified Labor Agreements), ratified in April 2003, modified the provisions in the APA contract described in the immediately preceding two paragraphs to give the Company more flexibility with its American Eagle operations. The limitations on the use of regional jets were substantially reduced and are now tied to 110 percent of the size of American's narrowbody aircraft fleet. As a consequence of these modifications, it is no longer necessary to use the AX marketing code on flights operated by Trans States as the AmericanConnection, and AMR Eagle has discontinued its plans to sell Executive Airlines.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs
concerning  future  events.   When  used  in  this  document  and  in
documents incorporated herein by reference, the words "expects," "plans," "anticipates," "believes," and similar expressions are
intended  to  identify  forward-looking statements.   Other  forward-
looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured.
All   forward-looking  statements  in  this  report  are  based  upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of factors that could cause actual results to differ materially from our expectations, including the uncertain financial
and   business  environment  for  the  Company.  These  uncertainties include,  but are not limited to, the struggling economy,  high  fuel
prices,  conflicts  in  the  Middle  East,  the  SARS  outbreak   and
historically low fare levels. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K for the year ended December 31, 2002.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There  have  been  no  material  changes  in  market  risk  from  the
information   provided  in  Item  7A.  Quantitative  and  Qualitative
Disclosures About Market Risk of the Company's 2002 Form 10-K.

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

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies): (1) breaches the Agent Reporting Agreement between American and AMR Eagle and the plaintiffs; (2) constitutes unjust enrichment;
and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have been or will be required to pay money to American for debit memos for fare rules violations from July 26, 1995 to the present. The plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. The Company intends to vigorously defend the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company's relationships with travel agencies which could have an adverse impact on the Company.

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

On April 3, 2003, a group of 51 travel agencies opting out of the certified class in Hall, et al. v. United Airlines (see description above) filed a complaint styled Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California - San Francisco, alleging that between 1997 and the present, American and over 20 other defendant airlines conspired to reduce commissions paid to U.S.-based travel agents in violation of
Section 1 of the Sherman Act. American is vigorously defending the lawsuit. A final adverse court decision awarding substantial money damages might have an adverse impact on the Company.

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

On August 14, 2002, a class action lawsuit was filed against American Airlines, Inc. in the United States District Court for the Central District of California, Western Division (All World Professional Travel Services, Inc. v. American Airlines, Inc.). The lawsuit alleges that requiring travel agencies to pay debit memos for refunding tickets after September 11, 2001: (1) breaches the Agent Reporting Agreement between American and plaintiff; (2) constitutes unjust enrichment; and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The as yet uncertified class includes all travel agencies who have or will be required to pay moneys to American for an "administrative service charge," "penalty fee," or other fee for processing refunds on behalf of passengers who were unable to use their tickets in the days immediately following the resumption of air carrier service after the tragedies on September 11, 2001. The plaintiff seeks to enjoin American from collecting the debit memos and to recover the amounts paid for the debit memos, plus treble damages, attorneys' fees, and costs. The Company intends to vigorously defend the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company's relationships with travel agencies which could have an adverse impact on the Company.

On August 19, 2002, a U.S. travel agency filed Power Travel International, Inc. v. American Airlines, Inc., et al., in New York state court against American, Continental Airlines, Delta Air Lines, JetBlue Airways, United Air Lines, and Northwest Airlines, alleging that American and the other defendants breached their contracts with the agency as well as the duty of good faith and fair dealing when these carriers at various times reduced base commissions to zero. The plaintiff seeks to certify a nationwide class of travel agents, but no class has yet been certified. The plaintiff dismissed JetBlue from the lawsuit, and the remaining defendants removed the lawsuit to the United States District Court for the Southern District of New York. The case is stayed as to United Air Lines, since it filed for bankruptcy. American is vigorously defending the lawsuit. On April 17, 2003, the court granted the remaining defendants' motion to dismiss the plaintiff's complaint with leave to replead within 20 days. A final adverse court decision awarding substantial money damages or forcing the Company to pay agency commissions would have an adverse impact on the Company.

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

                                PART II


Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 2003 and 2002.

99 Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Form 8-Ks filed under Item 5 - Other Events

   On January 22, 2003, American Airlines, Inc. filed a report on Form 8-K relating to a press release issued by AMR to announce AMR's fourth quarter and full year 2002 earnings.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  May 15, 2003            BY: /s/  Jeffrey C. Campbell
                               Jeffrey C. Campbell
                               Senior Vice President and Chief
                               Financial Officer

CERTIFICATIONS

I, Gerard J. Arpey, certify that:

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

Date:  May 15, 2003            /s/ Gerard J. Arpey
                               Gerard J. Arpey
                               President and Chief Executive Officer

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

Date:  May 15, 2003                /s/ Jeffrey C. Campbell
                                   Jeffrey C. Campbell
                                   Senior Vice President and Chief
                                   Financial Officer