Form 10-Q
period 2003-06-30
AMERICAN AIRLINES INC
filed 2003-07-18
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2003.


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


Common Stock, $1 par value - 1,000 shares as of July 14, 2003.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and six months ended June 30, 2003 and 2002

  Condensed Consolidated Balance Sheets -- June 30, 2003 and December
  31, 2002

  Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2003 and 2002

  Notes  to  Condensed Consolidated Financial Statements -- June  30,
  2003

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


SIGNATURE

                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

                                       Three Months Ended        Six Months Ended
                                           June 30,                  June 30,
                                       2003        2002         2003         2002
Revenues
    Passenger                        $ 3,544     $ 3,747      $  6,938     $ 7,231
    Regional Affiliates                  387          26           713          48
    Cargo                                140         141           274         274
    Other revenues                       245         225           499         421
      Total operating revenues         4,316       4,139         8,424       7,974

Expenses
  Wages, salaries and benefits         1,761       2,017         3,750       3,989
  Aircraft fuel                          604         621         1,286       1,118
  Depreciation and amortization          301         299           598         603
  Regional payments                      388          25           759          48
  Other rentals and landing fees         275         284           543         552
  Commissions, booking fees and
   credit card expense                   261         292           515         590
  Maintenance, materials and repairs     150         248           345         478
  Aircraft rentals                       172         208           356         427
  Food service                           150         178           298         347
  Other operating expenses               509         598         1,107       1,175
  Special charges                         76           -           101           -
  U. S. government grant                (315)          -          (315)          -
    Total operating expenses           4,332       4,770         9,343       9,327

Operating Loss                           (16)       (631)         (919)     (1,353)

Other Income (Expense)
  Interest income                          8          18            21          36
  Interest expense                      (147)       (123)         (296)       (250)
  Interest capitalized                    17          21            35          41
  Related party interest - net             2           5             5          10
  Miscellaneous - net                      3           4           (11)         (4)
                                        (117)        (75)         (246)       (167)

Loss Before Income Taxes and
 Cumulative Effect of Accounting Change (133)       (706)       (1,165)     (1,520)

Income tax benefit                         -        (220)            -        (492)
Loss Before Cumulative Effect of
 Accounting Change                      (133)       (486)       (1,165)     (1,028)
Cumulative Effect of Accounting
 Change, Net of Tax Benefit                -           -             -        (889)
Net Loss                               $(133)     $ (486)      $(1,165)    $(1,917)

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                                  June 30,       December 31,
                                                    2003             2002
Assets
Current Assets
  Cash                                           $   155         $    100
  Short-term investments                           1,662            1,834
  Restricted cash and short-term investments         550              783
  Receivables, net                                   862              836
  Income tax receivable                               24              539
  Inventories, net                                   509              572
  Other current assets                               367               94
    Total current assets                           4,129            4,758

Equipment and Property
  Flight equipment, net                           13,291           12,887
  Other equipment and property, net                2,339            2,362
  Purchase deposits for flight equipment             347              694
                                                  15,977           15,943

Equipment and Property Under Capital Leases
  Flight equipment, net                            1,327            1,329
  Other equipment and property, net                   88               89
                                                   1,415            1,418

Route acquisition costs and airport operating
 and gate lease rights, net                        1,237            1,257
Other assets                                       3,798            4,274
                                                 $26,556         $ 27,650
Liabilities and Stockholder's Equity (Deficit)
Current Liabilities
  Accounts payable                               $ 1,028         $  1,129
  Accrued liabilities                              2,120            2,409
  Air traffic liability                            2,987            2,614
  Payable to affiliates, net                          46               76
  Current maturities of long-term debt               412              603
  Current obligations under capital leases           128              126
    Total current liabilities                      6,721            6,957

Long-term debt, less current maturities            8,988            8,729
Obligations under capital leases, less
 current obligations                               1,209            1,322
Postretirement benefits                            2,729            2,654
Other  liabilities, deferred gains and
 deferred credits                                  7,338            7,041


Stockholder's Equity (Deficit)
  Common stock                                         -                -
  Additional paid-in capital                       2,749            2,598
  Accumulated other comprehensive loss            (1,546)          (1,184)
  Retained deficit                                (1,632)            (467)
                                                    (429)             947
                                                 $26,556         $ 27,650

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                  Six Months Ended June 30,
                                                      2003         2002
Net Cash Provided (Used) by Operating Activities    $  147       $   (91)

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                      (631)         (846)
  Net decrease in short-term investments               172           580
  Net decrease (increase) in restricted cash and
   short-term investments                              233           (27)
  Proceeds from sale of equipment and property          33           160
  Proceeds from sale of interest in Worldspan          180             -
  Lease prepayments through bond redemption, net
   of bond reserve fund                               (235)            -
  Other                                                 24            36
        Net cash used for investing activities        (224)          (97)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                                  (361)         (296)
  Redemption of bonds                                  (86)            -
  Proceeds from issuance of long-term debt             458           612
  Funds transferred from affiliates, net               121           (43)
        Net cash provided by financing activities      132           273

Net increase in cash                                    55            85
Cash at beginning of period                            100            99

Cash at end of period                               $  155       $   184



Activities Not Affecting Cash

Capital lease obligations incurred                  $  131       $     -
Reductions to capital lease obligations due
 to lease modifications                             $ (127)      $     -















The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. American Airlines, Inc. (American or the Company) is a wholly owned subsidiary of AMR Corporation (AMR). For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K). Certain amounts have been reclassified to conform with the 2003 presentation.

  The Company's Regional Affiliates include two wholly owned subsidiaries of AMR, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua). For the six months ended June 30, 2002, American had a fee per block hour agreement with Chautauqua and revenue prorate agreements with AMR Eagle and Trans States. Effective January 1, 2003, American converted the AMR Eagle carriers from a revenue prorate agreement to a fee per block hour agreement (see Note 17). For the six months ended June 30, 2003, American also had fee per block hour agreements with Trans States and Chautauqua.

2.In  February  2003,  American  asked its  labor  leaders  and  other employees for approximately $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. The requested $1.8 billion in savings was divided by work group as follows: $660 million - pilots; $620 million - Transportation Workers Union represented employees; $340 million - flight attendants; $100 million - management and support staff; and $80 million - agents and representatives. References in this document to American's three major unions include: the Allied Pilots Association (the APA); the Transportation Workers Union (the TWU); and the Association of Professional Flight Attendants (the APFA).

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

  On  April  24,  2003  and  April 25, 2003, the  three  major  unions certified the ratification of the Labor Agreements with some modifications (the Modified Labor Agreements). The principal modifications were a shorter duration and the ability to initiate the process of re-negotiating the Modified Labor Agreements after three years. Even with these modifications, the Modified Labor Agreements continue to meet the targeted annual savings.

  Of the approximately $1.8 billion in estimated annual savings, approximately $1.0 billion relate to wage and benefit reductions while the remaining approximately $.8 billion is expected to be accomplished through changes in work rules, which will result in additional job reductions. As a result of these additional job reductions, the Company incurred $60 million in severance charges in the second quarter of 2003 (see Note 5 for additional information). Wage reductions became effective on April 1, 2003 for officers and May 1, 2003 for all other employees. Reductions related to benefits and work rule changes will be phased in over time. In connection with the changes in wages, benefits and work rules, the Company granted approximately 38 million shares of AMR stock to American's employees in the form of stock options which will vest over a three year period with an exercise price of $5 per share (see Note 12 for additional information).

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  In addition, subsequent to the ratification of the Modified Labor Agreements, the Company reached concessionary agreements with certain vendors, lessors, lenders (see Notes 9 and 13 for additional information) and suppliers (collectively, the Vendors, and the agreements, the Vendor Agreements). Generally, under the terms of these Vendor Agreements the Company will receive the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft. In return for these concessions, the Company anticipates that it will issue - over time - up to 3.0 million shares of AMR's common stock to Vendors. As of June 30, 2003, approximately 2.2 million shares have been issued to Vendors.

  The Company's revenue environment has improved during the second quarter of 2003 as reflected in improved unit revenues (revenue per available seat mile) in May and June 2003. Even with this improvement however, the Company's revenues are still depressed relative to historical levels and the Company's recent losses have adversely affected its financial condition. The Company therefore needs to see continued improvement in the revenue environment to return it to sustained profitability at acceptable levels.

  To maintain sufficient liquidity as the Company implements its plan to return to sustained profitability, the Company will need continued access to additional funding, most likely through a combination of financings and asset sales. In addition, the Company's ability to return to sustained profitability will depend on a number of risk factors, many of which are largely beyond the Company's control. Among other things, the following factors have had and/or may have a negative impact on the Company's business and financial results: the uncertain financial and business environment the Company faces, the struggling economy, high fuel prices and the availability of fuel, the residual effects of the war in Iraq, conflicts in the Middle East, the residual effects of the SARS outbreak, historically low fare levels, the competitive environment, uncertainties with respect to the Company's international operations, changes in its business strategy, actions by U.S. or foreign government agencies, the possible occurrence of additional terrorist attacks, or the inability of the Company to satisfy existing liquidity requirements or other covenants in certain of its credit arrangements (see Note 13 for additional information). In particular, if the revenue environment deteriorates beyond normal seasonal trends, or the Company is unable to access the capital markets or sell assets, it may be unable to fund its obligations and sustain its operations.

3.The  Company  accounts  for its participation in  AMR's  stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
  Compensation-Transition and Disclosure". The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions):

                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                     2003       2002         2003       2002
  Net loss, as reported             $(133)     $(486)     $(1,165)    $(1,917)
  Add:  Stock-based employee
    compensation expense included in
    reported net loss, net of tax       8         (6)           6           2
  Deduct:  Total stock-based
    employee compensation expense
    determined under fair value
    based methods for all awards,
    net of tax                        (26)        (2)         (36)        (18)
  Pro forma net loss                $(151)     $(494)     $(1,195)    $(1,933)


AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

4.In   April   2003,  the  President  signed  the  Emergency   Wartime
  Supplemental Appropriations Act, 2003 (the Act) which includes aviation-related assistance provisions. The Act authorized payment of (i) $100 million to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks and (ii) $2.3 billion to reimburse air carriers for increased security costs which was distributed in proportion to the amounts each carrier had paid or collected in passenger security and air carrier security fees to the Transportation Security Administration as of the Act's enactment (the Security Fee Reimbursement). In addition, the Act suspends the collection of the passenger security fee from June 1, 2003 until October 1, 2003 and authorizes the extension of war-risk insurance through August 31, 2004 (and permits further extensions until December 31, 2004). The Act also limits the total cash compensation for the two most highly compensated named executive officers in 2002 for certain airlines, including the Company, during the period April 1, 2003 to April 1, 2004 to the amount of salary received by such officers, or their successors, in 2002. A violation of this executive compensation provision would require the carrier to repay the government for the amount of the Security Fee Reimbursement. The Company does not anticipate any difficulties in complying with this limitation on executive compensation and believes the likelihood of repaying the government for the amount of the Security Fee Reimbursement is remote. The Company's Security Fee Reimbursement was $315 million (net of $3 million and $43 million in payments to independent regional carriers and AMR Eagle, respectively, who operated under revenue prorate agreements during a portion of the period covered by the compensation) and was recorded as a reduction to operating expenses during the second quarter of 2003. The Company's compensation for the direct costs associated with strengthening flight deck doors will be recorded as a reduction to capitalized flight equipment as such amounts are received.

5.During the last two years, as a result of the events of September 11, 2001 and subsequent related activities, the Company has recorded a number of Special charges. In 2003, the Company recorded additional Special charges and other charges as discussed below:

  Aircraft Charges

  In the second quarter of 2003, the Company determined that certain accruals for future lease return and other costs, initially recorded as a component of Special charges in the consolidated statement of operations were no longer necessary. In the second quarter of 2003, the Company recorded a $20 million reduction to Special charges to finalize these accruals.

  Employee Charges

  In the first quarter of 2003, as a part of its 2002 restructuring initiatives, the Company incurred $25 million in severance charges which are included in Special charges in the consolidated statement of operations.

  The Company estimates that it will reduce approximately 8,000 jobs by June 2004 in conjunction with the Management Reductions and the Modified Labor Agreements discussed in Note 2. This reduction in workforce, which will affect all work groups (pilots, flight attendants, mechanics, fleet service clerks, agents, management and support staff personnel), has been and will continue to be accomplished through various measures, including part-time work schedules, furloughs in accordance with collective bargaining agreements, and permanent layoffs. As a result of this reduction in workforce, during the second quarter of 2003, the Company recorded an employee charge of approximately $60 million, primarily for severance related costs, which is included in Special charges. Cash outlays for the $60 million employee charge will be incurred over a period of up to twelve months.

  Also in conjunction with the Modified Labor Agreements and the Management Reductions, during the second quarter of 2003, the Company reduced its vacation accrual by $85 million to reflect new lower pay scales and maximum vacation caps, which was recorded as a reduction to Special charges.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  In connection with the Modified Labor Agreements, the Company agreed to forgive a $26 million receivable from one its three major unions. During the second quarter of 2003, the Company recorded a $26 million Special charge to write-off the receivable.

  In addition, as discussed in Note 6, the Company recognized a curtailment loss of $46 million related to its defined benefit pension plans.

  Facility Exit Costs

  In the second quarter of 2003, the Company determined that certain excess airport space will not be used by the Company in the future. As a result, the Company recorded a $45 million charge, primarily related to the fair value of future lease commitments and the write-off of certain prepaid rental amounts. Cash outlays related to the accrual of future lease commitments will occur over the remaining lease term, which extends through 2017.

  Other

  On July 16, 2003, the Company announced that it will reduce the size of its St. Louis hub, effective November 1, 2003, and close its St. Louis reservations office, effective September 15, 2003. As a result of these actions, the Company expects to record some additional charges in the third and fourth quarters of 2003. Although the Company cannot estimate the amount of these charges at the time of the filing of this Form 10-Q, they are expected to include employee severance and benefits charges, facility exit costs and aircraft charges.

  Summary

  The following table summarizes the components of these charges and the remaining accruals for future lease payments, aircraft lease return and other costs, facilities closure costs and employee severance and benefit costs (in millions):

                            Aircraft    Facility    Employee
                            Charges    Exit Costs   Charges     Total
     Remaining accrual at
      December 31, 2002     $ 206      $  17       $  44       $ 267
     Special charges            -          -          25          25
     Payments                 (32)        (2)        (31)        (65)
     Remaining accrual at
      March 31, 2003          174         15          38         227
     Special charges            -         49          47          96
     Adjustments              (20)         -           -         (20)
     Non-cash charges           -        (15)         22           7
     Payments                 (12)         -         (42)        (54)
     Remaining accrual at
      June 30, 2003         $ 142      $  49       $  65       $ 256

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.In the second quarter of 2003, as a result of the Modified Labor
  Agreements and Management Reductions discussed in Note 2, the Company
  remeasured  its  defined  benefit pension  plans.   The  significant
  actuarial assumptions used for the remeasurement were the same as those used as of December 31, 2002 except for the discount rate and salary scale, which were lowered to 6.50 percent, and 2.78 percent
  through   2008  and  3.78  thereafter,  respectively.  In  addition, assumptions with respect to interest rates used to discount lump sum benefit payments available under certain plans were updated. In conjunction with the remeasurement, the Company recorded an increase in its minimum pension liability, primarily due to changes in discount rates, which resulted in an additional charge to stockholders' equity as a component of other comprehensive loss of $334 million. Furthermore, as a result of workforce reductions related to the Modified Labor Agreements and Management Reductions, the Company recognized a curtailment loss of $46 million related to its defined benefit pension plans, in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88), which is included in Special charges in the consolidated statement of operations.

  The following table provides a statement of funded status as of April 22, 2003 and December 31, 2002 for the Company's defined benefit pension plans (in millions):

                                                 April 22,   December 31,
                                                   2003          2002
        Funded status
        Accumulated benefit obligation (ABO)     $ 7,800       $7,344
        Projected benefit obligation (PBO)         8,345        8,757
        Fair value of assets                       5,369        5,323

        Funded status                             (2,976)      (3,434)
         Unrecognized loss                         2,185        2,709
         Unrecognized prior service cost             184          330
         Unrecognized transition asset                (4)          (4)

        Net amount recognized                     $ (611)      $ (399)


7.The  Company has restricted cash and short-term investments  related to projected workers' compensation obligations and various other obligations. As of June 30, 2003, projected workers' compensation obligations were secured by restricted cash and short-term investments of $387 million and various other obligations were secured by restricted cash and short-term investments of $163 million. In the first quarter of 2003, the Company redeemed $339 million of tax-exempt bonds that were backed by standby letters of credit secured by restricted cash and short-term investments resulting in a reduction in restricted cash and short-term investments. Of the $339 million of tax-exempt bonds that were redeemed, $253 million were accounted for as operating leases. Payments to redeem these tax-exempt special facility revenue bonds are generally considered prepaid facility rentals and will reduce future operating lease commitments. The remaining $86 million of tax-exempt bonds that were redeemed were accounted for as debt and had original maturities in 2014 through 2024.

  As of June 30, 2003 the Company had approximately $202 million in fuel prepayments and credit card holdback deposits classified as Other current assets and Other assets in the condensed consolidated balance sheet.

  In June 2003, the Company sold its interest in Worldspan, a computer reservations company, for $180 million in cash and a $39 million promissory note, resulting in a gain of $17 million which is included in Other income (loss) in the consolidated statement of operations.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.As  of  June  30, 2003, the Company had commitments to  acquire  the following aircraft: two Boeing 767-300ERs in 2003 and an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through
  2010. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $70 million during the remainder of 2003, $0 million in 2004, $118 million in 2005 and an aggregate of approximately $2.6 billion in 2006 through 2010. Boeing Capital Corporation has agreed to provide backstop financing for all Boeing aircraft deliveries in 2003. In return, American has granted Boeing a security interest in certain advance payments previously made and in certain rights under the aircraft purchase agreement between American and Boeing.

  As discussed in the notes to the consolidated financial statements included in the Company's 2002 Form 10-K, Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American and AMR Eagle have been named as potentially responsible parties (PRPs) for the contamination at MIA. During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American, in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American's and AMR Eagle's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other airport and non-airport locations for which it has accrued $87 million at June 30, 2003. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

9.As   discussed   in  Note  2,  the  Company  reached  concessionary
  agreements with certain lessors. The Vendor Agreements with these lessors affected the payments, lease term, and other conditions of certain leases. As a result of these changes to the payment and lease terms, 30 leases which were previously accounted for as operating leases were converted to capital leases, and one lease which was previously accounted for as a capital lease was converted to an operating lease. The remaining leases did not change from their original classification. The Company recorded the new capital leases at the fair value of the respective assets being leased. These changes did not have a significant effect on the Company's condensed consolidated balance sheet.

  In addition, certain of the concessionary agreements provide that the Company's obligations under the related lease revert to the original terms if certain events occur prior to December 31, 2005, including: (i) an event of default under the related lease (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $11 million in additional lease payments as of June 30, 2003. This amount will increase to $230 million prior to the expiration of the provision on December 31, 2005. Such amounts are being treated as contingent rentals and will only be recognized if they become due.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2003 were as follows (these amounts reflect concessions as a result of the Vendor Agreements):

                                          Capital      Operating
   Year Ending December 31,               Leases         Leases
   2003 (as of June 30, 2003)             $    88      $    704
   2004                                       282         1,072
   2005                                       206         1,016
   2006                                       227           952
   2007                                       184           936
   2008 and subsequent                      1,320         9,325

                                            2,307      $ 14,005 (1)

   Less amount representing interest          970

   Obligations under capital leases       $ 1,337

  (1) As of June 30, 2003, included in Accrued liabilities
  and Other liabilities and deferred credits on the accompanying condensed consolidated balance sheets is approximately $1.3 billion relating to rent expense being recorded in advance of future operating lease payments.

  At June 30, 2003, the Company had 261 aircraft under operating leases and 99 aircraft under capital leases - which includes both operating and non-operating aircraft. The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Some aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or at a predetermined fixed amount.

10.Accumulated  depreciation of owned equipment and property  at  June
  30, 2003 and December 31, 2002 was $8.2 billion and $7.8 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 2003 and December 31, 2002 was $1.0 billion and $971 million, respectively.

11.The Company has experienced significant cumulative losses and as  a result generated certain net operating losses available to offset future taxes payable. As a result of the cumulative operating losses, a valuation allowance was established against the full amount of the Company's net deferred tax asset as of December 31,
  2002. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During 2003, the Company continued to record a valuation allowance against its net deferred tax assets, which results in no tax benefit being recorded for the pretax losses and the charge to Accumulated other comprehensive loss resulting from the minimum pension liability adjustment discussed in Note 6. The Company's deferred tax asset valuation allowance increased $550 million in 2003, to $1.2 billion as of June 30, 2003.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

12.In  March 2003, the Board of Directors of AMR approved the issuance of additional shares of AMR common stock to employees and Vendors in connection with ongoing negotiations concerning concessions. The maximum number of shares authorized for issuance was 30 percent of the number of shares of AMR's common stock outstanding on March 24, 2003 (156,359,955) or approximately 46.9 million shares. From the foregoing authorization, the Company expects to issue up to 3.0 million shares to Vendors. As of June 30, 2003, approximately 2.2 million shares have been issued to Vendors at an average price of $4.81 on the date of grant. Also in March 2003, the AMR Board of Directors adopted the 2003 Employee Stock Incentive Plan (2003
  Plan) to provide equity awards to employees in connection with wage, benefit and work rule concessions. Under the 2003 Plan, all American employees are eligible to receive stock awards which may include stock options, restricted stock and deferred stock. In April 2003, the Company reached final agreements with the unions representing American employees (the Modified Labor Agreements, see
  Note 2). In connection with the changes in wages, benefits and work rules, the Modified Labor Agreements provide for the issuance of up to 37.9 million shares of AMR stock in the form of stock options. Approximately 37.9 million stock options were granted to employees at an exercise price of $5.00 per share, which is equal to the closing price of AMR's common stock (NYSE) on April 17, 2003. These shares will vest over a three-year period and will expire on April 17, 2013. These options were granted to members of the APA, the TWU, the APFA, agents, other non-management personnel and certain management employees.

13.During  the  six-month period ended June 30,  2003,  American borrowed approximately $458 million under various debt agreements which are secured by aircraft. These agreements have effective interest rates which are fixed and mature over various periods of time through 2013. As of June 30, 2003, the effective interest rate on these agreements ranged up to 8.81 percent.

  In July 2003, American issued $255 million of enhanced equipment trust certificates, secured by aircraft, which bear interest at
  3.86 percent and are repayable in semi-annual installments beginning in 2004, with a final maturity in 2010. These obligations are insured by a third party.

  As part of the Vendor Agreements discussed in Note 2, American entered into an agreement to transfer 33 Fokker 100 aircraft (with minimal net book value as of June 30, 2003) to a lender in the third quarter of 2003. In return, the lender has agreed to restructure approximately $130 million in debt related to certain of these aircraft. In addition, American will provide shares of AMR common stock to the lender as discussed in Note 2. However, the restructured debt agreement contains certain provisions that would require American to repay certain amounts of the original debt if certain events occur prior to December 31, 2005, including: (i) an event of default (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the Bankruptcy Code. The Company expects to recognize a significant gain as a result of this restructuring, with the majority of the gain recognized in the third quarter of 2003, and the remainder recognized on December 31, 2005, if none of the above events have occurred.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  American has a fully drawn $834 million credit facility that expires December 15, 2005. On March 31, 2003, American and certain lenders in such facility entered into a waiver and amendment that
  (i) waived, until May 15, 2003, the requirement that American pledge additional collateral to the extent the value of the existing collateral was insufficient under the terms of the facility, (ii) waived American's liquidity covenant for the quarter ended March 31, 2003, (iii) modified the financial covenants applicable to subsequent periods, and (iv) increased the applicable margin for advances under the facility. On May 15, 2003, American pledged an additional 30 (non-Section 1110 eligible) aircraft having an aggregate net book value as of April 30, 2003 of approximately $450 million. Pursuant to the modified financial covenants, American is required to maintain at least $1.0 billion of liquidity, consisting of unencumbered cash and short-term investments, for the second quarter 2003 and beyond. While the Company was in compliance with the covenant at June 30, 2003, if the Company is adversely affected by the risk factors discussed in
  Note 2 or elsewhere in this Report, it is uncertain whether the Company will be able to satisfy this liquidity requirement through the expiration of the facility at the end of 2005. Failure to do so or obtain a waiver of this requirement would result in a default under this facility and would likely trigger defaults under a significant number of other debt arrangements.

  In addition, the required ratio of EBITDAR to fixed charges under the facility has been decreased until the period ending December 31, 2004, and the next test of such cash flow coverage ratio will not occur until March 31, 2004. The amendment also provided for a 50 basis point increase in the applicable margin over London Interbank Offered Rate (LIBOR), which resulted in an effective interest rate (as of June 30, 2003) of 4.73 percent. The interest rate will be reset again on September 17, 2003. At American's option, interest on the facility can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon LIBOR.

  As of June 30, 2003, AMR has issued guarantees covering approximately $935 million of American's tax-exempt bond debt and American has issued guarantees covering approximately $636 million of AMR's unsecured debt. In addition, as of June 30, 2003, AMR and American have issued guarantees covering approximately $521 million of AMR Eagle's secured debt, and AMR has issued guarantees covering an additional $176 million of AMR Eagle"s secured debt.

14.Financial Accounting Standards Board Interpretation No.  46,
  "Consolidation of Variable Interest Entities" (Interpretation 46), requires the primary beneficiary of a variable interest entity to include the assets, liabilities, and results of the activities of the variable interest entity in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated variable interest entities. In addition, Interpretation 46 requires disclosure of information about the nature, purpose and activities of unconsolidated variable interest entities in which the Company holds a significant variable interest. The provisions of Interpretation 46 are effective immediately for any interests in variable interest entities acquired after January 31, 2003 and effective beginning in the third quarter of 2003 for all variable interests acquired before February 1, 2003. Special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $2.1 billion of these bonds (with total future payments of approximately $5.2 billion as of June 30, 2003) are guaranteed by American, AMR, or both. The Company is currently evaluating the applicability of Interpretation 46 to these airport lease arrangements, certain aircraft lease arrangement and other arrangements, and the possible impact on its future consolidated results of operations and consolidated balance sheet.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation 45), requires disclosures in interim and annual financial statements about obligations under certain guarantees issued by the Company. Furthermore, it requires recognition at the beginning of a guarantee of a liability for the fair value of the obligation undertaken in issuing the guarantee, with limited exceptions including: 1) a parent's guarantee of a subsidiary's debt to a third party, and 2) a subsidiary's guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent. The disclosure requirements are effective for this filing and have been included in Notes 6, 7 and 8 to the consolidated financial statements in the 2002 Form 10-K. The initial recognition and initial measurement provisions are only applicable on a prospective basis for guarantees issued or modified after December 31, 2002. This interpretation has had no impact on the Company's consolidated statement of operations or condensed consolidated balance sheets.

15.Effective  January  1,  2002,  the  Company  adopted  Statement  of
  Financial   Accounting  Standards  No.  142,  "Goodwill  and   Other
  Intangible Assets" (SFAS 142). SFAS 142 requires the Company to test goodwill and indefinite-lived intangible assets (for American, route acquisition costs) for impairment rather than amortize them. In 2002, the Company completed an impairment analysis for route acquisition costs in accordance with SFAS 142. The analysis did not result in an impairment charge. In addition, the Company completed an impairment analysis related to its $1.3 billion of goodwill and determined the Company's entire goodwill balance was impaired. In arriving at this conclusion, the Company's net book value was determined to be in excess of the Company's fair value at January 1, 2002, using American as the reporting unit for purposes of the fair value determination. The Company determined its fair value as of January 1, 2002 using various valuation methods, ultimately using an allocation of AMR's fair value, which was determined using market capitalization as the primary indicator of fair value. As a result, the Company recorded a one-time, non-cash charge, effective January 1, 2002, of $889 million (net of a tax benefit of $363 million) to write-off all of American's goodwill. This charge is nonoperational in nature and is reflected as a cumulative effect of accounting change in the consolidated statements of operations.

16.The  Company  includes  changes  in  minimum  pension  liabilities, changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive loss. For the three months ended June 30, 2003 and 2002, comprehensive loss was $(475) million and $(487) million, respectively. In addition, for the six months ended June 30, 2003 and 2002, comprehensive  loss  was  $(1,527)  million  and  $(1,842)  million, respectively. The difference between net loss and comprehensive loss is due primarily to the adjustment to the Company's minimum pension liability, as discussed in Note 6, and the accounting for the Company's derivative financial instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133).

  American enters into jet fuel, heating oil and crude swap and option contracts to protect against increases in jet fuel prices. Beginning in March 2003, the Company revised its hedging strategy and, in June 2003, terminated substantially all of its contracts with maturities beyond March 2004. During the second quarter of 2003, the termination of these contracts resulted in the collection of approximately $41 million in settlement of the contracts. The gain on these contracts will continue to be deferred in Accumulated other comprehensive loss until the time the original underlying jet fuel hedged is used.

  At June 30, 2003, American had fuel hedging agreements with broker-dealers on approximately 725 million gallons of fuel products, which represented approximately 29 percent of its expected fuel needs for the remainder of 2003, approximately 21 percent of its expected first quarter 2004 fuel needs and an insignificant percentage of its expected fuel needs beyond the first quarter of 2004. The fair value of the Company's fuel hedging agreements at June 30, 2003, representing the amount the Company would receive to terminate the agreements, totaled $115 million, compared to $212 million at December 31, 2002, and is included in Other current assets.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

17.American  sells tickets for flights on its AMR  Eagle  affiliate regional carriers which are subsidiaries of AMR. In 2002, the revenue collected for such tickets was prorated between American and the AMR Eagle carriers based on the segments flown by the respective carriers and industry standard mileage proration agreements, plus a specified connect incentive fee for passengers connecting with American flights which was recorded as a reduction to passenger revenue. Furthermore, American provided various marketing, management and operational services to AMR Eagle, for which AMR Eagle reimbursed American.

  Effective January 2003, American Airlines and AMR Eagle implemented a preliminary "Fee Per Departure" agreement. Under this agreement, American pays AMR Eagle a fee per block hour and departure to operate regional aircraft. The initial block hour and departure fees were designed to cover AMR Eagle's fully allocated costs and were in effect for the first quarter of 2003. Effective April 2003, the Company revised the block hour and departure fees to incorporate a margin. Assumptions for highly volatile or uncontrollable costs such as fuel, landing fees, and aircraft ownership are trued up to actual values on a pass through basis. In consideration for these payments, American retains all passenger and other revenues resulting from the Eagle operation, and certain marketing and ground handling expenses related to AMR Eagle's operation are absorbed directly by American. The current agreement will expire on December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2003 and 2002

Summary American Airlines, Inc.'s (a wholly owned subsidiary of AMR Corporation (AMR)) net loss for the six months ended June 30, 2003 was $1.2 billion compared to a net loss of $1.9 billion for the same period in 2002. American's operating loss of $919 million decreased $434 million compared to the same period in 2002. The Company's second quarter 2003 results include $315 million in security cost reimbursements received under the Emergency Wartime Supplemental
Appropriations Act, 2003 (the Act) (see Note 4 to the condensed consolidated financial statements for additional information).

The Company's 2003 revenues increased year-over-year due to the Company's change to a fee per block hour agreement from a revenue prorate agreement with American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), discussed below and in Note 17 to the condensed consolidated financial statements, which was effective January 1, 2003. Excluding the impact of the Company's change to a fee per block hour agreement with AMR Eagle, the Company's 2003 revenues continue to decrease year-over-year. The Company's revenues through April continued to be negatively impacted by the economic slowdown, the war in Iraq and the outbreak of SARS. These trends however, began to reverse in May and June. The Company's revenues increased $450 million, to $8.4 billion, from the same period last year as a result of the Company's fee per block hour agreement with AMR Eagle. However, American's passenger revenues decreased by
4.1 percent, or $293 million, in 2003 as compared to the same period in 2002. American's domestic passenger revenue per available seat mile (RASM) increased increased 0.4 percent, to 8.62 cents, on a capacity decrease of 5.9 percent, to 57.7 billion available seat miles
(ASMs). International RASM decreased to 8.50 cents, or 1.9 percent, on a capacity increase of 1.7 percent. The decrease in international RASM was due to a 22.8 percent and 0.8 percent decrease in Pacific and Latin American RASM slightly offset by a 1.4 percent increase in European RASM. The increase in international capacity was driven by a
16.9 percent and 3.0 percent increase in Pacific and European ASMs, respectively, slightly offset by a 1.7 percent reduction in Latin American ASMs.


The   Company's   Regional  Affiliates  include   two   wholly   owned
subsidiaries of AMR, American Eagle Airlines, Inc. and Executive Airlines, Inc. and two independent carriers, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua). In 2002, American had a fee per block hour agreement with Chautauqua, and prorate agreements with AMR Eagle and Trans States. In 2003, American had fee per block hour agreements with all three carriers. Regional Affiliates revenue increased $665 million due primarily to the change to fee per block hour agreements from prorate agreements with AMR Eagle and Trans States in 2003. Certain amounts from 2002 related to Regional Affiliates have been reclassified to conform with the 2003 presentation.

The Company's operating expenses increased 0.2 percent, or $16 million. Wages, salaries and benefits decreased 6.0 percent, or $239 million, primarily due to the Modified Labor Agreements and Management Reductions discussed in Note 2 to the condensed consolidated financial statements. Aircraft fuel expense increased 15.0 percent, or $168 million, due primarily to a 23.8 percent increase in American's average price per gallon of fuel. Regional payments increased $711 million due primarily to the fee per block hour agreement with AMR Eagle in 2003. Commissions, booking fees and credit card expense decreased 12.7 percent, or $75 million, due to a 5.1 percent decrease in passenger revenues and the benefit from the changes in the commission structure implemented in March 2002, somewhat offset by the increase in Regional Affiliates revenue. Maintenance, materials and repairs decreased 27.8 percent, or $133 million, due primarily to a decrease in airframe and engine volumes at the Company's maintenance bases resulting from a variety of factors including the retirement of aircraft, the timing of sending engines to repair vendors and a decrease in the number of flights; reduced aircraft utilization; and the receipt of certain vendor credits. The Company expects maintenance, materials and repairs costs to increase as aircraft utilization increases and the benefit from retiring aircraft subsides. Aircraft rentals decreased $71 million, or 16.6 percent, due primarily to concessionary agreements with certain lessors and the removal of leased aircraft from service in prior periods. Food service decreased
14.1 percent, or $49 million, due primarily to reductions in the level of food service. Other operating expenses decreased 5.8 percent, or $68 million, due to decreases in contract maintenance work that American performs for other airlines, and decreases in travel and incidental costs, advertising and promotion costs, insurance, and data processing expenses. Special charges for the six month period ended June 30, 2003 include (i) a $20 million aircraft related credit to finalize prior accruals, (ii) $49 million in facility exit costs and
(iii) $72 million in employee charges. See Note 5 to the condensed consolidated financial statements for additional information regarding Special charges. U.S. government grant includes a $315 million benefit recognized for the reimbursement of security service fees from the U.S. government under the Act.

Other income (expense), historically a net expense, increased $79 million due to the following: Interest income decreased 41.7 percent, or $15 million, due primarily to decreasing short-term investment balances and a decrease in interest rates. Interest expense increased $46 million, or 18.4 percent, resulting primarily from the increase in the Company's long-term debt.

The Company has experienced significant cumulative losses and as a result generated certain net operating losses available to offset future taxes payable. As a result of the cumulative operating losses, a valuation allowance was established against the full amount of the Company's net deferred tax asset as of December 31, 2002. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During 2003, the Company continued to record a valuation allowance against its net deferred tax assets, which results in no tax benefit being recorded for the pretax losses and the charge to Accumulated other comprehensive loss resulting from the minimum pension liability adjustment discussed in Note 6 to the condensed consolidated financial statements. The Company's deferred tax asset valuation allowance increased $550 million in 2003, to $1.2 billion as of June 30, 2003.

The effective tax rate for the three months ended June 30, 2002 was impacted by a $40 million charge resulting from a provision in Congress' economic stimulus package that changed the period for carrybacks of net operating losses (NOLs). This change allowed the Company to carry back 2001 and 2002 NOLs for five years, rather than two years under the previous law, allowing the Company to more quickly recover its NOLs. The extended NOL carryback did however result in the displacement of foreign tax credits taken in prior years. These credits are now expected to expire before being utilized by the Company, resulting in this charge.

OTHER INFORMATION

In February 2003, American asked its labor leaders and other employees for approximately $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. The requested $1.8 billion in savings was divided by work group as follows: $660 million
- pilots; $620 million - Transportation Workers Union represented employees; $340 million - flight attendants; $100 million - management and support staff; and $80 million - agents and representatives. References in this document to American's three major unions include: the Allied Pilots Association (the APA); the Transportation Workers Union (the TWU); and the Association of Professional Flight Attendants (the APFA).

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

On April 24, 2003 and April 25, 2003, the three major unions certified the ratification of the Labor Agreements with some modifications (the Modified Labor Agreements). The principal modifications were a shorter duration and the ability to initiate the process of re-negotiating the Modified Labor Agreements after three years. Even with these modifications, the Modified Labor Agreements continue to meet the targeted annual savings.

Of the approximately $1.8 billion in estimated annual savings, approximately $1.0 billion relate to wage and benefit reductions while the remaining approximately $.8 billion is expected to be accomplished through changes in work rules, which will result in additional job reductions. As a result of these additional job reductions, the Company incurred $60 million in severance charges in the second quarter of 2003 (see Note 5 to the condensed consolidated financial statements for additional information). Wage reductions became effective on April 1, 2003 for officers and May 1, 2003 for all other employees. Reductions related to benefits and work rule changes will be phased in over time. In connection with the changes in wages, benefits and work rules, the Company granted approximately 38 million shares of AMR stock to American's employees in the form of stock options which will vest over a three year period with an exercise price of $5 per share (see Note 12 for additional information).

In addition, subsequent to the ratification of the Modified Labor Agreements, the Company reached concessionary agreements with certain vendors, lessors, lenders and suppliers (collectively, the Vendors, and the agreements, the Vendor Agreements). Generally, under the terms of these Vendor Agreements the Company will receive the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft. In return for these concessions, the Company anticipates that it will issue - over time - up to 3.0 million shares of AMR's common stock to Vendors. As of June 30, 2003, approximately 2.2 million shares have been issued to Vendors.

The Company's revenue environment has improved during the second quarter of 2003 as reflected in improved unit revenues (revenue per available seat mile) in May and June 2003. Even with this improvement however, the Company's revenues are still depressed relative to historical levels and the Company's recent losses have adversely affected its financial condition. The Company therefore needs to see continued improvement in the revenue environment to return it to sustained profitability at acceptable levels.

To maintain sufficient liquidity as the Company implements its plan to return to sustained profitability, the Company will need continued
access  to  additional funding, most likely through a  combination  of financings and asset sales. In addition, the Company's ability to return to sustained profitability will depend on a number of risk factors, many of which are largely beyond the Company's control. Among other things, the following factors have had and/or may have a negative impact on the Company's business and financial results: the uncertain financial and business environment the Company faces, the struggling economy, high fuel prices and the availability of fuel, the residual effects of the war in Iraq, conflicts in the Middle East, the residual effects of the SARS outbreak, historically low fare levels, the competitive environment, uncertainties with respect to the Company's international operations, changes in its business strategy, actions by U.S. or foreign government agencies, the possible occurrence of additional terrorist attacks, or the inability of the Company to satisfy existing liquidity requirements or other covenants in certain of its credit arrangements. In particular, if the revenue environment deteriorates beyond normal seasonal trends, or the Company is unable to access the capital markets or sell assets, it may be unable to fund its obligations and sustain its operations.

During 2001 and 2002, the Company raised approximately $7.5 billion of funding to finance capital commitments and to fund operating losses. The Company expects that it will need continued access to the capital markets until such time as the Company returns to sustained profitability. The Company had approximately $1.8 billion in unrestricted cash and short-term investments as of June 30, 2003. The Company also had available possible future financing sources, including, but not limited to: (i) a limited amount of additional secured aircraft debt (after giving effect to the July 2003 enhanced equipment trust certificates transaction described below, virtually all of the Company's Section 1110-eligible aircraft are encumbered),
(ii) sale-leaseback transactions of owned property, including aircraft and real estate, (iii) securitization of future operating receipts,
(iv) unsecured debt and (v) the potential sale of certain non-core assets. However, the availability and level of these financing sources cannot be assured, particularly in light of the fact that the Company has fewer unencumbered assets available than it had in the past. To the extent that the Company's revenues deteriorate and it is unable to access capital markets and raise additional capital, the Company may be unable to fund its obligations and sustain its operations.

In July 2003, American issued $255 million of enhanced equipment trust certificates, secured by aircraft, which bear interest at 3.86 percent and are repayable in semi-annual installments beginning in 2004, with a final maturity in 2010. These obligations are insured by a third party.

The Company has a significant amount of indebtedness which could have important consequences, such as (i) limiting the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions and general purposes, (ii) requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, (iii) making the Company more vulnerable to economic downturns, limiting its ability to withstand competitive pressures and reducing its flexibility in responding to changing business and economic conditions, and (iv) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates.

American's credit ratings are significantly below investment grade. In February 2003, Moody's the senior unsecured ratings of American and the ratings of most of American's secured debt. Also in February 2003, Standard & Poor's lowered its long-term corporate credit ratings for American and lowered the secured debt rating of American. American's short-term rating was withdrawn. Ratings on most of American's non-enhanced equipment trust certificates were also lowered. In March 2003, Standard & Poor's further lowered its long-term corporate credit ratings for American and lowered the secured debt rating of American. Ratings on most of American's non-enhanced equipment trust certificates were also lowered. These previous reductions have increased the Company's borrowing costs. On June 9, 2003, Moody's affirmed the ratings of American, removed the ratings from review for possible downgrade, and gave the ratings a negative outlook. On June 20, 2003, Standard & Poor's raised its ratings of American and removed the ratings from CreditWatch. Additional significant reductions in American's credit ratings would further increase its borrowing or other costs and further restrict the availability of future financing.

American has a fully drawn $834 million credit facility that expires December 15, 2005. On March 31, 2003, American and certain lenders in such facility entered into a waiver and amendment that (i) waived, until May 15, 2003, the requirement that American pledge additional collateral to the extent the value of the existing collateral was insufficient under the terms of the facility, (ii) waived American's liquidity covenant for the quarter ended March 31, 2003, (iii) modified the financial covenants applicable to subsequent periods, and
(iv) increased the applicable margin for advances under the facility. On May 15, 2003, American pledged an additional 30 (non-Section 1110 eligible) aircraft having an aggregate net book value as of April 30, 2003 of approximately $450 million. Pursuant to the modified financial covenants, American is required to maintain at least $1.0 billion of liquidity, consisting of unencumbered cash and short-term investments, for the second quarter 2003 and beyond. While the Company was in compliance with the covenant at June 30, 2003, if the Company is adversely affected by the risk factors discussed in Note 2 to the condensed consolidated financial statements or elsewhere in this Report, it is uncertain whether the Company will be able to satisfy this liquidity requirement through the expiration of the facility at the end of 2005. Failure to do so or obtain a waiver of this requirement would result in a default under this facility and would likely trigger defaults under a significant number of other debt arrangements.

In addition, the required ratio of EBITDAR to fixed charges under the facility has been decreased until the period ending December 31, 2004, and the next test of such cash flow coverage ratio will not occur until March 31, 2004. The amendment also provided for a 50 basis point increase in the applicable margin over London Interbank Offered Rate (LIBOR), which resulted in an effective interest rate (as of June 30, 2003) of 4.73 percent. The interest rate will be reset again on September 17, 2003. At American's option, interest on the facility can be calculated on one of several different bases. For most borrowings, American would anticipate choosing a floating rate based upon LIBOR.

In April 2003, the President signed the Act, which includes aviation-related assistance provisions. The Act authorized payment of (i) $100 million to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks and (ii) $2.3 billion to reimburse air carriers for increased security costs which was distributed in proportion to the amounts each carrier had paid or collected in passenger security and air carrier security fees to the Transportation Security Administration as of the Act's enactment (the Security Fee Reimbursement). In addition, the Act suspends the collection of the passenger security fee from June 1, 2003 until October 1, 2003 and authorizes the extension of war-risk insurance through August 31, 2004 (and permits further extensions until December 31, 2004). The Act also limits the total cash compensation for the two most highly compensated named executive officers in 2002 for certain airlines, including the Company, during the period April 1, 2003 to April 1, 2004 to the amount of salary received by such officers, or their successors, in 2002. A violation of this executive compensation provision would require the carrier to repay the government for the amount of the Security Fee Reimbursement. The Company does not anticipate any difficulties in complying with this limitation on executive compensation and believes the likelihood of repaying the government for the amount of the Security Fee Reimbursement is remote. The Company's Security Fee Reimbursement was $315 million (net of $3 million and $43 million in payments to independent regional carriers and AMR Eagle, respectively, who operated under revenue prorate agreements during a portion of the period covered by the compensation) and was recorded as a reduction to operating expenses during the second quarter of 2003. The Company's compensation for the direct costs associated with strengthening flight deck doors will be recorded as a reduction to capitalized flight equipment as such amounts are received.

The Company has restricted cash and short-term investments related to projected workers' compensation obligations and various other obligations of $550 million as of June 30, 2003. In the first quarter of 2003, the Company redeemed $339 million of tax-exempt bonds that were backed by standby letters of credit secured by restricted cash and short-term investments resulting in a reduction in restricted cash and short-term investments. Of the $339 million of tax-exempt bonds that were redeemed, $253 million were accounted for as operating leases. Payments to redeem these tax-exempt special facility revenue bonds are generally considered prepaid facility rentals and will reduce future operating lease commitments. The remaining $86 million of tax-exempt bonds that were redeemed were accounted for as debt and had original maturities in 2014 through 2024.

As of June 30, 2003 the Company had approximately $202 million in fuel prepayments and credit card holdback deposits classified as Other current assets and Other assets in the condensed consolidated balance sheet.

As discussed in Note 9 to the condensed consolidated financial statements, the Company reached concessionary agreements with certain lessors. The Vendor Agreements with these lessors affected the payments, lease term, and other conditions of certain leases. As a result of these changes to the payment and lease terms, 30 leases which were previously accounted for as operating leases were converted to capital leases, and one lease which was previously accounted for as a capital lease was converted to an operating lease. The remaining leases did not change from their original classification. The Company recorded the new capital leases at the fair value of the respective assets being leased. These changes did not have a significant effect on the Company's condensed consolidated balance sheet.

In addition, certain of the concessionary agreements provide that the Company's obligations under the related lease revert to the original terms if certain events occur prior to December 31, 2005, including:
(i) an event of default under the related lease (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $11 million in additional lease payments as of June 30, 2003. This amount will increase to $230 million prior to the expiration of the provision on December 31, 2005. Such amounts are being treated as contingent rentals and will only be recognized if they become due.

As part of the Vendor Agreements discussed in Note 2 to the condensed consolidated financial statements, American entered into an agreement to transfer 33 Fokker 100 aircraft (with minimal net book value as of June 30, 2003) to a lender in the third quarter of 2003. In return, the lender has agreed to restructure approximately $130 million in debt related to certain of these aircraft. In addition, American will provide shares of AMR common stock to the lender as discussed in
Note 2 to the condensed consolidated financial statements. However, the restructured debt agreement contains certain provisions that would require American to repay certain amounts of the original debt if certain events occur prior to December 31, 2005, including: (i) an event of default (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft,
(iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the Bankruptcy Code. The Company expects to recognize a significant gain as a result of this restructuring, with the majority of the gain recognized in the third quarter of 2003, and the remainder recognized on December 31, 2005, if none of the above events have occurred.

Net cash provided by operating activities in the six-month period ended June 30, 2003 was $147 million, an increase of $238 million over the same period in 2002. Included in net cash provided by operating activities the first six months of 2003 was the receipt of a $515 million federal tax refund and the receipt of $315 million from the government under the Act. Included in net cash used for operating activities for the first six months of 2002 was approximately $569 million received by the Company as a result of the utilization of its 2001 NOLs. Capital expenditures for the first six months of 2003 were $631 million, and included the acquisition of seven Boeing 767-300ERs and two Boeing 777-200 ERs aircraft. These capital expenditures were financed primarily through secured mortgage and debt agreements.

During the six-month period ended June 30, 2003, American borrowed approximately $458 million under various debt agreements which are secured by aircraft and other property. These agreements have effective interest rates which are fixed and mature over various periods of time through 2013. As of June 30, 2003, the effective interest rate on these agreements ranged up to 8.81 percent.

In June 2003, the Company sold its interest in Worldspan, a computer reservations company, for $180 million in cash and a $39 million promissory note, resulting in a gain of $17 million which is included in Other income (loss) in the consolidated statement of operations.

As of June 30, 2003, the Company had commitments to acquire the following aircraft: two Boeing 767-300ERs in 2003 and an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $70 million during the remainder of 2003, $0 million in 2004, $118 million in 2005 and an aggregate of approximately $2.6 billion in 2006 through 2010. Boeing Capital Corporation has agreed to provide backstop financing for all Boeing aircraft deliveries in 2003. In return, American has granted Boeing a security interest in certain advance payments previously made and in certain rights under the aircraft purchase agreement between American and Boeing.

Special   facility   revenue  bonds  have  been  issued   by   certain
municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $2.1 billion of these bonds (with total future payments of approximately $5.2 billion as of June 30, 2003) are guaranteed by American, AMR, or both. These guarantees can only be invoked in the event American defaults on the lease obligation and certain other remedies are not available. Approximately $740 million of these special facility revenue bonds contain mandatory tender provisions that require American to repurchase the bonds at various times through 2008, including $198 million in November 2003. Although American has the right to remarket the bonds there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally be considered prepaid facility rentals and would reduce future operating lease commitments.

The Company is required to make contributions to its defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). The Company's 2003 minimum required pension contributions are approximately $186 million and the Company's estimated 2004 minimum required pension contributions are $600 million. Due to uncertainties regarding significant assumptions involved in estimating future required contributions, such as pension plan benefit levels, interest rate levels and the amount and timing of asset returns, the Company is not able to reasonably estimate the amount of future required contributions beyond 2004. However, based on the current regulatory environment and market conditions, the Company expects its 2005 minimum required pension contributions to significantly exceed its 2004 minimum required pension contributions.

A provision in the scope clause of American's prior contract with the Allied Pilots Associations (APA) limited the number of available seat miles (ASMs) and block hours that could be flown under American's marketing code (AA) by American's regional carrier partners when American pilots are on furlough (the so-called ASM cap). To ensure that American remained in compliance with the ASM cap, American and American Eagle took several steps in 2002 to reduce the number of ASMs flown by American's wholly-owned commuter air carriers. As one of those measures, AMR Eagle signed a letter of intent to sell Executive Airlines, its San Juan-based subsidiary.

Another provision in the prior APA contract limited to 67 the total number of regional jets with more than 44 seats that could be flown under the AA code by American's regional carrier partners. As AMR
Eagle continued to accept previously-ordered Bombardier and Embraer regional jets this cap would have been reached in early 2003. To ensure that American remained in compliance with the 67-aircraft cap, AMR Eagle reached an agreement to dispose of 14 Embraer ERJ-145 aircraft from its fleet. Trans States Airlines, an AmericanConnection carrier, agreed to acquire these aircraft. Under the prior contract between AA and the APA, Trans States would have had to operate these aircraft under its AX code, rather than the AA* code, at its St. Louis hub.

The Labor Agreement with the APA (one of the Modified Labor Agreements), ratified in April 2003, modified the provisions in the APA contract described in the immediately preceding two paragraphs to give the Company more flexibility with its American Eagle operations. The limitations on the use of regional jets were substantially reduced and are now tied to 110 percent of the size of American's narrowbody aircraft fleet. As a consequence of these modifications, it is no longer necessary to use Trans States' AX marketing code on flights operated by Trans States as the AmericanConnection, and AMR Eagle has discontinued its plans to sell Executive Airlines. In addition, AMR Eagle has revised its agreement to dispose of 14 Embraer ERJ-145 aircraft to include ten rather than 14 aircraft.

The Company carries insurance for public liability, passenger liability, property damage and all-risk coverage for damage to its aircraft. As a result of the September 11, 2001 events, aviation insurers have significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they significantly increased the premiums for such coverage as well as for aviation insurance in general. The U.S. government has provided commercial war-risk insurance for U.S. based airlines until August 12, 2003 covering losses to employees, passengers, third parties and aircraft. The Company believes this insurance coverage will be extended beyond August 12, 2003 because the Act provides for the insurance to remain in place until August 31, 2004, and the
Department of Transportation has stated its intent to do so. In addition, the Secretary of Transportation may extend the policy until December 31, 2004, at his discretion. However, there is no guarantee that it will be extended. In the event the commercial insurance carriers further reduce the amount of insurance coverage available to the Company or significantly increase the cost of aviation insurance, or if the Government fails to renew the war-risk insurance that it provides, the Company's operations and/or financial position and results of operations would be materially adversely affected.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs
concerning  future  events.   When  used  in  this  document  and  in
documents incorporated herein by reference, the words "expects," "plans," "anticipates," "believes," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, expectations as to future financing needs, overall economic conditions and plans and objectives for future operations, the impact on the Company of the events of September 11, 2001 and of its results of operations for the past two years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or
assured.   All  forward-looking statements in this report  are  based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of risk factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: the uncertain financial and business environment the Company faces, the struggling economy, high fuel prices and the availability of fuel, the residual effects of the war in Iraq, conflicts in the Middle East, the residual effects of the SARS outbreak, historically low fare levels, the competitive environment, uncertainties with respect to the Company's international operations, changes in its business strategy, actions by U.S. or foreign government agencies, the possible occurrence of additional terrorist attacks, the inability of the Company to satisfy existing liquidity requirements or other covenants in certain of its credit agreements and the availability of future financing. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K for the year ended December 31, 2002 and the Form 10-Q for the quarter ended March 31, 2003.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Except as discussed below, there have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's 2002 Form 10-K.

The risk inherent in the Company's fuel related market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel. The sensitivity analysis presented does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions management may take to mitigate the Company's exposure to such changes. Actual results may differ.

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude swap and option contracts. As of June 30, 2003, the Company had hedged approximately 29 percent of its expected fuel needs for the remainder of 2003, approximately 21 percent of its expected first quarter 2004 fuel needs and an insignificant percentage of its expected fuel needs beyond the first quarter of 2004, compared to approximately 32 percent of its estimated 2003 fuel requirements, 15 percent of its estimated 2004 fuel requirements, and approximately four percent of its estimated 2005 fuel requirements hedged at December 31, 2002. Beginning in March 2003, the Company revised its hedging strategy and, in June 2003, terminated substantially all of its contracts with maturities beyond March 2004. The Company's reduced credit rating has limited its ability to enter into certain types of fuel hedge contracts. A further deterioration of its credit rating or liquidity position may negatively affect the Company's ability to hedge fuel in the future. For additional information see Note 16 to the condensed consolidated financial statements.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls as of June 30, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies): (1) breaches the Agent Reporting Agreement between American and AMR Eagle and the plaintiffs; (2) constitutes unjust enrichment;
and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The certified class includes all travel agencies who have been or will be required to pay money to American for debit memos for fare rules violations from July 26, 1995 to the present. The plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. The Company intends to vigorously defend the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company's relationships with travel agencies which could have an adverse impact on the Company.

On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas (United States v. AMR Corporation, et al, No. 99-1180-JTM, United States District Court for the District of Kansas). The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. On April 27, 2001, the U.S. District Court for the District of Kansas granted American's motion for summary judgment. On June 26, 2001, the U.S. Department of Justice appealed the granting of American's motion for summary judgment (United States v. AMR Corporation, et al, No. 01-3203, United States District Court of Appeals for the Tenth Circuit), and on September 23, 2002, the parties presented oral arguments to the 10th Circuit Court of Appeals, which affirmed the summary judgment on July 3, 2003. It is unknown whether the U. S. Department of Justice will seek a review of the 10th Circuit Court of Appeals' decision by the U.S. Supreme Court. A final adverse court decision imposing restrictions on the Company's ability to respond to competitors would have an adverse impact on the Company.

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

On May 17, 2002, the named plaintiffs in Hall, et al. v. United Airlines, et al., pending in the United States District Court for the Eastern District of North Carolina, filed an amended complaint alleging that between 1995 and the present, American and over 15 other defendant airlines conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. The court granted class action certification to the plaintiff on September 17, 2002, defining the plaintiff class as all travel agents in the United States, Puerto Rico, and the United States Virgin Islands, who, at any time from October 1, 1997 to the present, issued tickets, miscellaneous change orders, or prepaid ticket advices for travel on any of the defendant airlines. The case is stayed as to US Airways and United Air Lines, since they filed for bankruptcy. American is vigorously defending the lawsuit. Defendant carriers filed a motion for summary judgment on December 10, 2002. Trial is set to begin on February 2, 2004. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's commission policies or practices would have an adverse impact on the Company.

Between April 3, 2003 and June 5, 2003 three lawsuits were filed by travel agents who have opted out of the Hall class action (above) to pursue their claims individually against American Airlines, Inc., other airline defendants, and in one case against certain airline defendants and Orbitz LLC. (Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California - San Francisco (51 individual agencies), Paula Fausky d/b/a Timeless Travel v. American Airlines, et. al, in the United States District Court for the Northern District of Ohio Eastern Division (29 agencies) and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas Beaumont Division (6 agencies)). Collectively, these lawsuits seek damages and injunctive relief alleging that the certain airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act; (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and that (iii) between 1995 and the present, the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. American is vigorously defending these lawsuits. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's distribution practices would have an adverse impact on the Company.

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

On April 25, 2002, a Quebec travel agency filed a motion seeking a declaratory judgment of the Superior Court in Montreal, Canada (Voyages Montambault (1989) Inc. v. International Air Transport Association, et al.), that American and the other airline defendants owe a "fair and reasonable commission" to the agency, and that American and the other airline defendants breached alleged contracts with the agency by adopting policies of not paying base commissions. The motion was subsequently amended to add 40 additional travel agencies as petitioners. The current defendants are the International Air Transport Association, the Air Transport Association of Canada, Air Canada, American, America West Airlines, Delta Air Lines, Grupo TACA, Northwest Airlines/KLM Airlines, United Airlines, and Continental Airlines. American is vigorously defending the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision granting declaratory relief could expose the Company to claims for substantial money damages or force the Company to pay agency commissions, either of which would have an adverse impact on the Company.

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

On August 19, 2002, a class action lawsuit was filed, and on May 7, 2003 an amended complaint was filed in the United States District Court for the Southern District of New York (Power Travel International, Inc. v. American Airlines, Inc., et al.) against American, Continental Airlines, Delta Air Lines, United Airlines, and Northwest Airlines, alleging that American and the other defendants breached their contracts with the agency and were unjustly enriched when these carriers at various times reduced their base commissions to zero. The as yet uncertified class includes all travel agencies accredited by the Airlines Reporting Corporation -whose base commissions on airline tickets were unilaterally reduced to zero by" the defendants. The case is stayed as to United Air Lines, since it filed for bankruptcy. American is vigorously defending the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision awarding substantial money damages or forcing the Company to pay agency commissions would have an adverse impact on the Company.

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

                                PART II

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2003 and 2002.

31.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32 Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Form 8-Ks filed under Item 5 - Other Events

    On April 1, 2003, American Airlines filed a report on Form 8-K relating to a press release issued by AMR to announce "ground breaking accords" with the leadership of the three major unions representing American Airlines, Inc. employees.

    On April 1, 2003, American Airlines filed a report on Form 8-K relating to a press release issued by AMR to announce that American Airlines would be relying on the grace periods included in certain of its debt and lease obligations while it continued to negotiate restructuring agreements with its various stakeholders.

    On April 17, 2003, American Airlines filed a report on Form 8-K relating to a press release issued by AMR to announce that American Airlines' employee groups rallied to ratify ground-breaking agreements to achieve $1.8 billion in annual employee cost savings.

    On April 23, 2003, American Airlines filed a report on Form 8-K relating to a press release issued by AMR to announce AMR's first quarter 2003 results and announce that the planned conference call with the financial community relating to AMR's first quarter results would not occur as previously scheduled.

   On April 25, 2003, American Airlines filed a report on Form 8-K relating to a press release issued by AMR to report the AMR Board of Directors accepted the resignation of Donald J. Carty as CEO and Chairman of the Company and as a director of the Company. The Board named Edward A. Brennan as Executive Chairman and current President and COO Gerard J. Arpey as the new Chief Executive Officer and elected Mr. Arpey as a director of AMR.

  On June 12, 2003, American Airlines filed a report on Form 8-K to provide certain data regarding fuel, traffic and capacity, as well as highlights from Mr. Arpey's speech at the Merrill Lynch Global
Transportation Conference and an updated fleet plan for AMR.

  On June 25, 2003, American Airlines filed a report on Form 8-K to provide unit cost expectations for the second quarter of 2003, the weighted-average number of AMR common shares outstanding for the second quarter of 2003 and information regarding AMR's cash position. On July 3, 2003, American Airlines filed an amended report on Form 8-K to provide additional information regarding the unit cost expectations provided in the June 25, 2003 report on Form 8-K.

Form 8-Ks filed under Item 12 - Disclosure of Results of Operations and Financial Condition

    On April 23, 2003, American Airlines filed a report on Form 8-K relating to furnish a press release issued by AMR to announce AMR's first quarter 2003 results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  July 18, 2003           BY: /s/ Jeffrey C. Campbell
                                   Jeffrey C. Campbell
                                   Senior  Vice President and Chief
                                   Financial Officer