Form 10-Q
period 2003-09-30
AMERICAN AIRLINES INC
filed 2003-10-24
CIK 4515

                         UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2003.


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


Common Stock, $1 par value - 1,000 shares as of October 21, 2003.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.

                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:  FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and nine months ended September 30, 2003 and 2002

  Condensed Consolidated Balance Sheets -- September 30, 2003 and December 31, 2002

  Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2003 and 2002

  Notes  to  Condensed Consolidated Financial Statements -- September
  30, 2003

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


SIGNATURE

                           PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

Captions>

                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                  2003          2002         2003         2002
Revenues
    Passenger                   $3,805       $  3,754        $  10,743    $  10,985
    Regional Affiliates            399             25            1,112           73
    Cargo                          135            137              409          411
    Other revenues                 257            241              756          662
      Total operating revenues   4,596          4,157           13,020       12,131

Expenses
  Wages, salaries and benefits   1,585          2,012            5,335        6,001
  Aircraft fuel                    655            657            1,941        1,775
  Depreciation and amortization    306            299              904          902
  Regional payments                390             26            1,149           74
  Other rentals and landing fees   279            291              822          843
  Commissions, booking fees and
   credit card expense             281            247              796          850
  Maintenance, materials
   and repairs                     190            251              535          729

  Aircraft rentals                 159            203              515          630
  Food service                     158            189              456          536
  Other operating expenses         521            619            1,628        1,781
  Special charges (credits)        (24)           625               77          625
  U. S. government grant             -            (10)            (315)         (10)
    Total operating expenses     4,500          5,409           13,843       14,736

Operating Income (Loss)             96         (1,252)            (823)      (2,605)

Other Income (Expense)
  Interest income                   19             18               40           54
  Interest expense                (154)          (130)            (450)        (380)
  Interest capitalized              15             21               50           62
  Related party interest - net       2              4                7           14
  Miscellaneous - net               (2)             3              (13)          (1)
                                  (120)           (84)            (366)        (251)

Loss Before Income Taxes and
 Cumulative Effect of
 Accounting Change                 (24)        (1,336)           (1,189)     (2,856)
Income tax benefit                   -           (485)                -        (977)
Loss Before Cumulative Effect of
Accounting Change                  (24)          (851)           (1,189)     (1,879)
Cumulative Effect of Accounting
Change, Net of Tax Benefit          -              -                  -        (889)
Net Loss                        $  (24)       $  (851)       $   (1,189)    $(2,768)

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

Captions>

                                             September 30,   December 31,
                                                   2003          2002
Assets
Current Assets
  Cash                                          $   157       $    100
  Short-term investments                          2,555          1,834
  Restricted cash and short-term investments        540            783
  Receivables, net                                  876            836
  Income tax receivable                              24            539
  Inventories, net                                  481            572
  Other current assets                              339             94
    Total current assets                          4,972          4,758

Equipment and Property
  Flight equipment, net                          13,225         12,887
  Other equipment and property, net               2,327          2,362
  Purchase deposits for flight equipment            277            694
                                                 15,829         15,943

Equipment and Property Under Capital Leases
  Flight equipment, net                           1,306          1,329
  Other equipment and property, net                  87             89
                                                  1,393          1,418

Route  acquisition costs and airport  operating
and gate lease rights, net                        1,230          1,257
Other assets                                      3,777          4,274
                                                $27,201       $ 27,650
Liabilities and Stockholder's Equity (Deficit)
Current Liabilities
  Accounts payable                              $ 1,004       $  1,129
  Accrued liabilities                             2,137          2,409
  Air traffic liability                           3,046          2,614
  Payable to affiliates, net                         59             76
  Current maturities of long-term debt              407            603
  Current obligations under capital leases          169            126
    Total current liabilities                     6,822          6,957

Long-term debt, less current maturities           9,284          8,729
Obligations under capital leases,
 less current obligations                         1,155          1,322
Postretirement benefits                           2,763          2,654
Other liabilities, deferred gains and
 deferred credits                                 7,364          7,041


Stockholder's Equity (Deficit)
  Common stock                                        -              -
  Additional paid-in capital                      3,037          2,598
  Accumulated other comprehensive loss           (1,568)        (1,184)
  Retained deficit                               (1,656)          (467)
                                                   (187)           947
                                                $27,201       $ 27,650

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

Captions>
                                                       Nine Months Ended
                                                         September 30,
                                                     2003           2002
Net Cash Provided (Used) by Operating Activities     $  508         $  (668)

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                       (241)          (1,164)
  Net (increase) decrease in short-term investments    (721)             389
  Net decrease (increase) in restricted cash
   and short-term investments                           243             (181)
  Proceeds from sale of equipment and property           41              188
  Proceeds from sale of interest in Worldspan           180                -
  Compensation for costs associated with
   strengthening flight deck doors                       22                -
  Lease prepayments through bond redemption,
   net of bond reserve fund                            (235)               -
  Other                                                  23              (91)
        Net cash used by investing activities          (688)            (859)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                                   (452)            (341)
  Redemption of bonds                                   (86)               -
  Proceeds from issuance of long-term debt              353            1,967
  Funds transferred from affiliates, net                422              (85)
        Net cash provided by financing activities       237            1,541

Net increase in cash                                     57               14
Cash at beginning of period                             100               99

Cash at end of period                                $  157           $  113



Activities Not Affecting Cash

Flight equipment acquired through seller financing   $  554           $    -
Capital lease obligations incurred                   $  131           $    -
Reductions to capital lease obligations due to
 lease modifications                                 $ (127)          $    -











The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals unless otherwise disclosed, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. American Airlines, Inc. (American or the Company) is a wholly owned subsidiary of AMR Corporation
  (AMR). For further information, refer to the consolidated financial statements and footnotes thereto included in the American Annual Report on Form 10-K for the year ended December 31, 2002 (2002 Form 10-K). Certain amounts have been reclassified to conform with the current 2003 presentation.

  The Company's Regional Affiliates include two wholly owned subsidiaries of AMR, American Eagle Airlines, Inc. (American Eagle) and Executive Airlines, Inc. (Executive) (collectively, AMR Eagle), and two independent carriers, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua). For the nine months ended September 30, 2002, American had a capacity purchase agreement with Chautauqua and revenue prorate agreements with AMR Eagle and Trans States. Effective January 1, 2003, American converted the AMR Eagle carriers from a revenue prorate agreement to a capacity purchase agreement (see Note 17 for additional information). For the nine months ended September 30, 2003, American also had capacity purchase agreements with Trans States and Chautauqua.

2.In  February  2003,  American asked its employees for  approximately
  $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. The requested $1.8 billion in savings was divided by work group as follows: $660 million - pilots; $620 million - Transportation Workers Union represented employees; $340 million - flight attendants; $100 million - management and support staff; and $80 million - agents and representatives. References in this document to American's three major unions include: the Allied Pilots Association (the APA); the Transportation Workers Union (the TWU); and the Association of Professional Flight Attendants (the APFA).

  In April 2003, American reached agreements with its three major unions (the Labor Agreements) and implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions). The anticipated cost savings arising from the Labor Agreements and the Management Reductions met the targeted annual savings of $1.8 billion.

  Of the approximately $1.8 billion in estimated annual savings, approximately $1.0 billion relate to wage and benefit reductions and $0.8 billion relate to changes in work rules, which have resulted in job reductions and will continue to result in additional job reductions through June 2004. As a result of work rule related job reductions, the Company incurred $60 million in severance charges in 2003 (see Note 5 for additional information). Wage reductions became effective on April 1, 2003 for officers and May 1, 2003 for all other employees. Reductions related to benefits and work rule changes will continue to be phased in over time. In connection with the changes in wages, benefits and work rules, the Company provided approximately 38 million shares of AMR stock to its employees (excluding officers) in the form of stock options which will vest over a three year period with an exercise price of $5 per share (see Note 12 for additional information).

  In addition, the Company has reached concessionary agreements with certain vendors, lessors, lenders (see Notes 9 and 13 for additional information) and suppliers (collectively, the Vendors, and the agreements, the Vendor Agreements). Generally, under the terms of these Vendor Agreements the Company will receive the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft. In return for these concessions, the Company provided approximately 2.5 million shares of AMR's common stock to Vendors.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  The Company's revenue environment improved during the second and third quarters of 2003 as reflected in improved unit revenues (revenue per available seat mile) in May through September 2003. Even with this improvement, however, the Company's revenues are still depressed relative to historical levels. Moreover, the Company's recent losses have adversely affected its financial condition. The Company therefore needs to see a combination of continued improvement in the revenue environment, cost reductions and productivity improvements before it can return to sustained profitability at acceptable levels.

  To maintain sufficient liquidity as the Company implements its plan to return to sustained profitability, the Company will need continued access to additional funding, most likely through a combination of financings and asset sales. In addition, the Company's ability to return to sustained profitability will depend on a number of risk factors, many of which are largely beyond the Company's control. Among other things, the following factors have had and/or may have a negative impact on the Company's business and financial results: the uncertain financial and business environment the Company faces; the struggling economy; high fuel prices and the availability of fuel; the residual effects of the war in Iraq; conflicts in the Middle East; historically low fare levels and the general competitive environment; the ability of the Company to implement its restructuring program and the effect of the program on operational performance and service levels;
  uncertainties with respect to the Company's international operations; changes in its business strategy; actions by U.S. or foreign government agencies; the possible occurrence of additional terrorist attacks; another outbreak of SARS; the inability of the Company to satisfy existing liquidity requirements or other covenants in certain of its credit arrangements (see Note 13 for additional information); and the availability of future financing. In particular, if the revenue environment deteriorates beyond normal seasonal trends, or the Company is unable to access the capital markets or sell assets, it may be unable to fund its obligations and sustain its operations.

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

Captions>
                                  Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                     2003       2002       2003        2002
Net loss, as reported              $(24)       $(851)     $(1,189)    $(2,768)
Add:  Stock-based employee
  compensation expense included
  in reported net loss, net of tax    6           (2)          11           -

Deduct:  Total stock-based
  employee compensation expense
  determined under fair value
  based methods for all awards,
  net of tax                        (25)          (6)         (60)        (24)
Pro forma net loss                 $(43)       $(859)     $(1,238)    $(2,792)

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

4.In  April  2003,  the  President  signed  the  Emergency  Wartime
  Supplemental Appropriations Act, 2003 (the Act), which includes aviation-related assistance provisions. The Act authorized payment of
  (i) $100 million to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks and
  (ii) $2.3 billion to reimburse air carriers for increased security costs, which was distributed in proportion to the amounts each carrier had paid or collected in passenger security and air carrier security fees to the Transportation Security Administration as of the Act's enactment (the Security Fee Reimbursement). In addition, the Act suspended the collection of the passenger security fee from June 1, 2003 until September 30, 2003 and authorized the extension of war-risk insurance through August 31, 2004 (and permits further extensions until December 31, 2004). The Act also limits the total cash compensation for the two most highly compensated named executive officers in 2002 for certain airlines, including the Company, during the period April 1, 2003 to April 1, 2004 to the amount of salary received by such officers, or their successors, in 2002. A violation of this executive compensation provision would require the carrier to repay the government for the amount of the Security Fee Reimbursement. The Company does not anticipate any difficulties in complying with this limitation on executive compensation and believes the likelihood of repaying the government for the amount of the Security Fee Reimbursement is remote. The Company's Security Fee Reimbursement was $315 million (net of $3 million and $43 million in payments to independent regional carriers and AMR Eagle, respectively, who operated under revenue prorate agreements during a portion of the period covered by the compensation) and was recorded as a reduction to operating expenses during the second quarter of 2003. The Company's compensation for the direct costs associated with strengthening flight deck doors was $22 million and was recorded as a basis reduction to capitalized flight equipment in the third quarter of 2003.

5.During the last two years, as a result of the events of September 11, 2001 and the Company's continuing restructuring activities, the Company has recorded a number of special charges. Special charges (credits) for the three and nine months ended September 30, 2003 and 2002 included the following (in millions):

Captions>
                                    Three Months Ended       Nine Months Ended
                                       September 30,           September 30,
                                     2003        2002         2003        2002
     Employee charges                $  4        $  57        $  76       $  57
     Facility exit costs                1            3           50           3
     Aircraft charges                  39          565           19         565
     Other                            (68)           -          (68)          -
     Total Special charges (credits) $(24)       $ 625        $  77       $ 625

  Employee Charges

  2003

  In the first quarter of 2003, as a part of its 2002 restructuring initiatives discussed below, the Company incurred $25 million in severance charges which are included in Special charges in the consolidated statement of operations.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  The Company estimates that it will have reduced approximately 8,000 jobs by June 2004 in conjunction with the Management Reductions and the Labor Agreements discussed in Note 2. This reduction in workforce, which is in addition to the 2002 work force reductions discussed below, will affect all work groups (pilots, flight attendants, mechanics, fleet service clerks, agents, management and support staff personnel), and has been and will continue to be accomplished through various measures, including part-time work schedules, furloughs in accordance with collective bargaining agreements, and permanent layoffs. As a result of this reduction in workforce, during the second quarter of 2003, the Company recorded an employee charge of approximately $60 million, primarily for severance related costs, which is included in Special charges. Cash outlays for the $60 million employee charge will be incurred over a period of up to twelve months. The Company does not expect to incur additional severance charges related to this reduction in workforce.

  Also in conjunction with the Labor Agreements and the Management Reductions, during the second quarter of 2003, the Company reduced its vacation accrual by $85 million to reflect new lower pay scales and maximum vacation caps, which was recorded as a reduction to Special charges.

  In connection with the Labor Agreements, the Company agreed to forgive a $26 million receivable from one its three major unions. During the second quarter of 2003, the Company recorded a $26 million special charge to write-off the receivable.

  In addition, as discussed in Note 6, in the second quarter of 2003, the Company recognized a curtailment loss of $46 million related to its defined benefit pension plans.

  The Company incurred $4 million in miscellaneous other employee related special charges during the nine months ended September 30, 2003.

  2002

  In August 2002, the Company announced that it would reduce an estimated 7,000 jobs by March 2003 to realign its workforce with planned capacity reductions, fleet simplification, and hub restructurings. This reduction in workforce, which affected all work groups, was accomplished through various measures, including limited voluntary programs, leaves of absence, part-time work schedules, furloughs in accordance with collective bargaining agreements, and permanent layoffs. As a result of this reduction in workforce, during the third quarter of 2002, the Company recorded an employee charge of approximately $57 million primarily related to voluntary programs in accordance with collective bargaining agreements with its pilot and flight attendant work groups.

  Facility Exit Costs

  In the second quarter of 2003, the Company determined that certain excess airport space would not be used by the Company in the future. As a result, the Company recorded a $45 million charge, primarily related to the fair value of future lease commitments and the write-off of certain prepaid rental amounts. Cash outlays related to the accrual of future lease commitments will occur over the remaining lease term, which extends through 2017.

  The Company incurred $5 million in miscellaneous other facility exit costs during the nine months ended September 30, 2003.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Aircraft Charges

  2003

  In the second quarter of 2003, the Company determined that certain accruals for future lease return and other costs, initially recorded as a component of Special charges in the consolidated statement of operations, were no longer necessary. In the second quarter of 2003, the Company recorded a $20 million reduction to Special charges to finalize these accruals.

  In addition, in the third quarter of 2003, the Company retired five operating leased Boeing 757 aircraft. As a result, in the third quarter of 2003, the Company recorded a charge of approximately $39 million related to future lease commitments and lease return condition costs on these aircraft. Cash outlays will occur over the remaining lease terms which extend through 2004.

  2002

  In the third quarter of 2002, in connection with a series of initiatives to reduce costs, reduce capacity, simplify the Company's aircraft fleet and enhance productivity, and related revisions to the Company's fleet plan to accelerate the retirement of its owned Fokker 100 aircraft, the Company determined that these aircraft were impaired under Statement of Accounting Standards Board No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". As a result of this determination, the Company recorded an asset impairment charge of approximately $244 million reflecting the diminution in the fair value of these aircraft and related rotables; and a charge of approximately $33 million reflecting the write-down of certain related inventory to realizable value and the accrual of certain related costs.

  Furthermore, the Company accelerated the retirement of nine operating leased Boeing 767-300 aircraft to the fourth quarter of 2002, and its four operating leased Fokker 100 aircraft to 2004. As a result, during the third quarter of 2002, the Company recorded a charge of approximately $189 million related primarily to future lease commitments on these aircraft past the dates they will be removed from service, lease return costs, the write-down of excess Boeing 767-300 related inventory and rotables to realizable value, and the accrual of certain other costs. Cash outlays will occur over the remaining lease terms, which extend through 2014.

  In addition, in the third quarter of 2002, as a result of revisions to its fleet plan, the Company recorded a charge of approximately $99 million related primarily to contract cancellation costs and other costs related to discontinued aircraft modifications.

  Other

  As part of the Vendor Agreements discussed in Note 2, American sold 33 Fokker 100 aircraft (with a minimal net book value) in the third quarter of 2003. American also issued a $23 million non-interest-bearing note, payable in installments and maturing in December 2010, and entered into short-term leases on these aircraft. Furthermore, the Company provided shares of AMR common stock as discussed in Note 2. In exchange, approximately $130 million of debt related to certain of the Fokker 100 aircraft was restructured. However, the agreement contains provisions that would require American to repay additional amounts of the original debt if certain events occur prior to December 31, 2005, including: (i) an event of default (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the
  Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. As a result of this transaction, including the sale of the 33 Fokker 100 aircraft, and the termination of the Company's interest rate swap agreements related to the debt that has been restructured, the Company recognized a gain of approximately $68 million in the third quarter of 2003. If the conditions described above do not occur, the Company expects to recognize an additional gain of approximately $37 million in December 2005.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  On July 16, 2003, the Company announced that it would reduce the size of its St. Louis hub, effective November 1, 2003. As a result of this action, the Company expects to record additional charges in the fourth quarter of 2003, as the reductions occur, primarily employee severance and benefits charges and facility exit costs. Furthermore, the Company expects to incur additional aircraft charges in the fourth quarter of 2003 related to the retirement of additional operating leased Boeing 757 aircraft.

  Summary

  The following table summarizes the components of these charges and the remaining accruals for future lease payments, aircraft lease return and other costs, facilities closure costs and employee severance and benefit costs (in millions):

Captions>
                          Aircraft    Facility    Employee
                           Charges   Exit Costs    Charges   Other      Total
     Remaining accrual at
      December 31, 2002   $ 206      $  17       $  44      $   -      $ 267
     Special charges         39         50          76        (68)        97
     Adjustments            (20)         -           -          -        (20)
     Non-cash charges         -        (15)         22         68         75
     Payments               (49)        (4)       (109)         -       (162)
     Remaining accrual at
      September 30, 2003  $ 176      $  48       $  33      $   -      $ 257

6.In the second quarter of 2003, as a result of the Labor Agreements and Management Reductions discussed in Note 2, the Company remeasured
  its  defined  benefit  pension  plans.   The  significant  actuarial
  assumptions used for the remeasurement were the same as those used as of December 31, 2002, except for the discount rate and salary scale, which were lowered to 6.50 percent, and 2.78 percent through 2008 and
  3.78 thereafter, respectively. In addition, assumptions with respect to interest rates used to discount lump sum benefit payments available
  under   certain  plans  were  updated.  In  conjunction   with   the
  remeasurement, the Company recorded an increase in its minimum pension liability, primarily due to changes in discount rates, which resulted in an additional charge to stockholders' equity as a component of other comprehensive loss of $334 million. Furthermore, as a result of workforce reductions related to the Labor Agreements and Management Reductions, the Company recognized a curtailment loss of $46 million related to its defined benefit pension plans, in accordance with Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS 88), which is included in Special charges in the consolidated statement of operations.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  The following table provides a statement of funded status as of April 22, 2003 and December 31, 2002 for the Company's defined benefit pension plans (in millions):

Captions>

                                              April 22,     December 31,
                                                2003          2002
        Funded status
        Accumulated benefit obligation (ABO)  $7,800        $ 7,344
        Projected benefit obligation (PBO)     8,345          8,757
        Fair value of assets                   5,369          5,323
        Funded status                         (2,976)        (3,434)
        Unrecognized loss                      2,185          2,709
        Unrecognized prior service cost          184            330
        Unrecognized transition asset             (4)            (4)

        Net amount recognized                 $ (611)        $ (399)

7.The  Company has restricted cash and short-term investments  related to projected workers' compensation obligations and various other obligations. As of September 30, 2003, projected workers' compensation obligations were secured by restricted cash and short-term investments of $398 million and various other obligations were secured by restricted cash and short-term investments of $142 million. In the first quarter of 2003, the Company redeemed $339 million of tax-exempt bonds that were backed by standby letters of credit secured by restricted cash and short-term investments resulting in a reduction in restricted cash and short-term investments. Of the $339 million of tax-exempt bonds that were redeemed, $253 million were accounted for as operating leases. Payments to redeem these tax-exempt special facility revenue bonds are generally considered prepaid facility rentals and reduce future operating lease commitments. The remaining $86 million of tax-exempt bonds that were redeemed were accounted for as debt and had original maturities in 2014 through 2024.

  As of September 30, 2003 the Company had approximately $233 million in fuel prepayments and credit card holdback deposits classified as Other current assets and Other assets in the condensed consolidated balance sheet.

  In June 2003, the Company sold its interest in Worldspan, a computer reservations company, for $180 million in cash and a $39 million promissory note, resulting in a gain of $17 million which is included in Other income (loss) in the consolidated statement of operations.

8.As  of September 30, 2003, the Company had commitments to acquire an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for these aircraft, including the estimated amounts for price escalation, will approximate $106 million in 2005 and an aggregate of approximately $2.7 billion in 2006 through 2010.

  Boeing Capital provided backstop financing for all Boeing aircraft deliveries in 2003. In return, American granted Boeing a security interest in certain advance payments previously made and in certain rights under the aircraft purchase agreement between American and Boeing.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  As discussed in the notes to the consolidated financial statements included in the Company's 2002 Form 10-K, Miami-Dade County is currently investigating and remediating various environmental conditions at the Miami International Airport (MIA) and funding the remediation costs through landing fees and various cost recovery methods. American has been named as a potentially responsible party (PRP) for the contamination at MIA. During the second quarter of 2001, the County filed a lawsuit against 17 defendants, including American, in an attempt to recover its past and future cleanup costs (Miami-Dade County, Florida v. Advance Cargo Services, Inc., et al. in the Florida Circuit Court). In addition to the 17 defendants named in the lawsuit, 243 other agencies and companies were also named as PRPs and contributors to the contamination. American's portion of the cleanup costs cannot be reasonably estimated due to various factors, including the unknown extent of the remedial actions that may be required, the proportion of the cost that will ultimately be recovered from the responsible parties, and uncertainties regarding the environmental agencies that will ultimately supervise the remedial activities and the nature of that supervision. In addition, the Company is subject to environmental issues at various other airport and non-airport locations for which it has accrued $85 million at September 30, 2003. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

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

  In addition, certain of the Vendor Agreements provide that the Company's obligations under the related lease revert to the original terms if certain events occur prior to December 31, 2005, including: (i) an event of default under the related lease (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $17 million in additional operating lease payments and $6 million in additional payments related to capital leases as of September 30, 2003. This amount will increase to approximately $119 million in operating lease payments and $111 million in payments related to capital leases prior to the expiration of the provision on December 31, 2005. Such amounts are being treated as contingent rentals and will only be recognized if they become due.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2003 were as follows (these amounts reflect concessions as a result of the Vendor Agreements and exclude contingent rentals):

Captions>
                                           Capital    Operating
   Year Ending December 31,                Leases      Leases
   2003 (as of September 30, 2003)         $   33      $   461
   2004                                       282        1,065
   2005                                       205        1,010
   2006                                       227          945
   2007                                       184          929
   2008 and subsequent                      1,329        9,268

                                            2,260      $13,678  (1)

   Less amount representing interest          936

   Obligations under capital leases        $1,324

  (1) As of September 30, 2003, included in Accrued liabilities and Other liabilities and deferred credits on the accompanying condensed consolidated balance sheets is approximately $1.4 billion relating to rent expense recorded in advance of future operating lease payments.

  The aircraft leases can generally be renewed at rates based on fair market value at the end of the lease term for one to five years. Some aircraft leases have purchase options at or near the end of the lease term at fair market value, but generally not to exceed a stated percentage of the defined lessor's cost of the aircraft or at a predetermined fixed amount.

10.Accumulated  depreciation  of  owned  equipment  and  property   at
  September 30, 2003 and December 31, 2002 was $8.4 billion and $7.8 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 2003 and December 31, 2002 was $1.1 billion and $971 million, respectively.

11.The Company has experienced significant cumulative losses and as  a result generated net operating losses available to offset future taxes payable. As a result of the cumulative operating losses, a valuation allowance was established against the full amount of the Company's net deferred tax asset as of December 31, 2002. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During 2003, the Company continued to record a valuation allowance against its net deferred tax assets, which results in no tax benefit being recorded for the pretax losses and the charge to Accumulated other comprehensive loss resulting from the minimum pension liability adjustment discussed in Note 6. The Company's deferred tax asset valuation allowance increased $560 million in 2003, to $1.3 billion as of September 30, 2003.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

12.In  March 2003, the Board of Directors of AMR approved the issuance of additional shares of AMR common stock to employees and Vendors in connection with ongoing negotiations concerning concessions. The maximum number of shares authorized for issuance was 30 percent of the number of shares of AMR's common stock outstanding on March 24, 2003 (156,359,955) or approximately 46.9 million shares. From the foregoing authorization, the Company provided approximately 2.5 million shares to Vendors at an average price of $4.81 on the date of grant. Also in March 2003, the AMR Board of Directors adopted the 2003 Employee Stock Incentive Plan (2003 Plan) to provide equity awards to employees in connection with wage, benefit and work rule concessions. Under the 2003 Plan, all American employees are eligible to receive stock awards which may include stock options, restricted stock and deferred stock. In April 2003, the Company reached final agreements with the unions representing American employees (the Labor Agreements, see Note 2). In connection with the changes in wages, benefits and work rules, the Labor Agreements provide for the issuance of up to 37.9 million shares of AMR stock in the form of stock options. Approximately
  37.9 million stock options were granted to employees (excluding officers) at an exercise price of $5.00 per share, which is equal to the closing price of AMR's common stock (NYSE) on April 17, 2003. These stock options will vest over a three-year period and will expire on April 17, 2013. These options were granted to members of the APA, the TWU, the APFA, agents, other non-management personnel and certain management employees (excluding officers).

13.During  the  nine-month  period  ended  September  30,  2003,
  American borrowed approximately $554 million under various seller financed debt agreements related to the purchase of aircraft. These debt agreements are secured by the related aircraft and have effective interest rates which are fixed and mature over various periods of time through 2013. As of September 30, 2003, the effective interest rate on these agreements ranged up to 9.12 percent.

  In addition, in July 2003, American issued $255 million of enhanced equipment trust certificates, secured by aircraft, which bear interest at 3.86 percent and are repayable in semi-annual installments beginning in 2004, with a final maturity in 2010. These obligations are insured by a third party.

  In September 2003, American transferred its two headquarters buildings located in Fort Worth, Texas to AA Real Estate Holding L.P., a wholly owned consolidated subsidiary of American. AA Real Estate Holding L.P. leased the buildings back to American pursuant to a triple-net lease, and used the buildings and the lease as security for a loan consisting of four notes, in the aggregate principal amount of $100.6 million, which is reflected as debt in the condensed consolidated balance sheet of the Company. Each note corresponds to a separate class of AA/Ft. Worth HQ Finance Trust Lease Revenue Commercial Mortgage-Backed Pass-Through Certificates, Series 2003 (the Certificates) issued by the AA/Ft. Worth HQ Finance Trust, which is not a subsidiary of American, in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Certificates and corresponding notes have an average effective interest rate of 7.2 percent and a final maturity in 2010.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  American has a fully drawn $834 million credit facility that expires December 15, 2005. On March 31, 2003, American and certain lenders in such facility entered into a waiver and amendment that
  (i) waived, until May 15, 2003, the requirement that American pledge additional collateral to the extent the value of the existing collateral was insufficient under the terms of the facility, (ii) waived American's liquidity covenant for the quarter ended March 31, 2003, (iii) modified the financial covenants applicable to subsequent periods, and (iv) increased the applicable margin for advances under the facility. On May 15, 2003, American pledged an additional 30 (non-Section 1110 eligible) aircraft having an aggregate net book value as of April 30, 2003 of approximately $450 million. Pursuant to the modified financial covenants, American is required to maintain at least $1.0 billion of liquidity, consisting of unencumbered cash and short-term investments, for the second quarter 2003 and beyond. While the Company was in compliance with the covenant at September 30, 2003, if the Company is adversely affected by the risk factors discussed in Note 2, it is uncertain whether the Company will be able to satisfy this liquidity requirement through the expiration of the facility at the end of 2005. Any failure to satisfy this requirement, if not waived, would result in a default under this facility and could trigger defaults under other debt arrangements.

  In addition, as part of the modification of financial covenants, the required ratio of EBITDAR to fixed charges under the facility was reduced until the measurement period ending December 31, 2004, and the next test of such cash flow coverage ratio was postponed until March 31, 2004. The effective interest rate on the facility as of September 30, 2003 is 4.68 percent and will be reset on March 17, 2004. At American's option, interest on the facility can be calculated on one of several different bases. In most instances, American would anticipate choosing a floating rate based upon LIBOR.

  In  September 2003, AMR issued $300 million principal amount of  its
  4.25 percent senior convertible notes due 2023 in a private placement. The notes, which are guaranteed by American, are convertible under certain circumstances, including if (i) the closing sale price of AMR's common stock reaches a certain level for a specified period of time, (ii) the trading price of the notes as a percentage of the closing sale price of AMR's common stock falls below a certain level for a specified period of time, (iii) AMR calls the notes for redemption, or (iv) certain corporate transactions occur. Holders of the notes may require AMR to repurchase all or any portion of the notes on September 23, 2008, 2013 and 2018 at a purchase price equal to the principal amount of the notes being purchased plus accrued and unpaid interest to the date of purchase. AMR may pay the purchase price in cash, common stock or a combination of cash and common stock. After September 23, 2008, AMR may redeem all or any portion of the notes for cash at a price equal to the principal amount of the notes being redeemed plus accrued and unpaid interest as of the redemption date.

  As of September 30, 2003, AMR has issued guarantees covering approximately $935 million of American's tax-exempt bond debt and American has issued guarantees covering approximately $936 million of AMR's unsecured debt, including the 4.25 percent senior convertible notes discussed above. In addition, as of September 30, 2003, American has issued guarantees covering approximately $503 million of AMR Eagle's secured debt.

14. Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities" (Interpretation 46), requires the primary beneficiary of a variable interest entity
  (VIE) to include the assets, liabilities, and results of the activities of the VIE in its consolidated financial statements, as well as disclosure of information about the assets and liabilities, and the nature, purpose and activities of consolidated variable
  interest   entities.   In  addition,  Interpretation   46   requires
  disclosure of information about the nature, purpose and activities of unconsolidated VIEs in which the Company holds a significant
  variable  interest.   The  provisions  of  Interpretation  46   were
  effective  immediately  for any interests  in  VIEs  acquired  after
  January   31,  2003.  In  October  2003,  the  Financial   Standards
  Accounting Board deferred the effective date of Interpretation 46 to the fourth quarter of 2003 for variable interests acquired before February 1, 2003.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  The Company has completed its preliminary evaluation of certain of its interests in VIEs, including (i) special facility revenue bonds, (ii) certain aircraft operating leases with fixed price purchase options, (iii) American's capacity purchase agreements with its Regional Affiliates and (iv) certain fuel consortia arrangements. The Company has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain entities established by municipalities for the purpose of issuing special facility revenue bonds and certain trusts that are the lessor under certain of its aircraft operating leases (discussed below). Furthermore, the Company has determined that it is neither the primary beneficiary of, nor holds a significant variable interest in, any entities related to the items listed in (iii) and (iv) above. As a result, Interpretation 46 is expected to have no impact on the Company's statement of operations or consolidated balance sheet.

  Special facility revenue bonds have been issued by certain municipalities, or entities established by the municipalities for the purpose of issuing the special facility revenue bonds, primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $2.1 billion of these bonds, with total future payments of approximately $5.2 billion as of September 30, 2003, are guaranteed by American, AMR, or both. These guarantees are not collateralized and can only be invoked in the event American defaults on the lease obligation. The leases do not include residual value guarantees or fixed price purchase options. Of these special facility revenue bonds, $1.9 billion, with total future payments of approximately $4.7 billion, were issued by entities established by municipalities for the purpose of issuing the bonds. Although municipalities are not considered VIEs under Interpretation 46, the Company believes that entities established by municipalities for the purpose of issuing bonds do qualify as VIEs.

  American has 88 operating leases where the lessor is a variable interest entity - a trust - and the lease contains a fixed price purchase option which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft. As of September 30, 2003, future lease payments required under these leases totaled $3.2 billion.

  Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation 45), requires disclosures in interim and annual financial statements about obligations under certain guarantees issued by the Company. Furthermore, it requires recognition at the beginning of a guarantee of a liability for the fair value of the obligation undertaken in issuing the guarantee, with limited exceptions including: 1) a parent's guarantee of a subsidiary's debt to a third party, and 2) a subsidiary's guarantee of the debt owed to a third party by either its parent or another subsidiary of that parent. The disclosures required by Interpretation 45 have been included in Notes 7, 8 and 9 to the consolidated financial statements in the 2002 Form 10-K. The initial recognition and initial measurement provisions are only applicable on a prospective basis for guarantees issued or modified after December 31, 2002. This interpretation has had no impact on the Company's consolidated statement of operations or condensed consolidated balance sheets.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

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

16.The  Company  includes  changes in  minimum  pension  liabilities, changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive loss. For the three months ended September 30, 2003 and 2002, comprehensive loss was $(46) million and $(825) million, respectively. In addition, for the nine months ended September 30, 2003 and 2002, comprehensive loss was $(1,573) million and $(2,667) million, respectively. The difference between net loss and comprehensive  loss  is  due primarily to  the  adjustment  to  the
  Company's minimum pension liability, as discussed in Note 6, and the accounting for the Company's derivative financial instruments under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended (SFAS 133).

  American enters into jet fuel, heating oil and crude swap and option contracts to dampen the volatility in jet fuel prices. Beginning in March 2003, the Company revised its hedging strategy and, in June 2003, terminated substantially all of its contracts with maturities beyond March 2004. During the second quarter of 2003, the termination of these contracts resulted in the collection of approximately $41 million in settlement of the contracts. The gain on these contracts will continue to be deferred in Accumulated other comprehensive loss until the time the original underlying jet fuel hedged is used. Commencing in October 2003, the Company began to enter into new fuel hedging contracts with maturities beyond March 2004 for a portion of its future fuel requirements.

  At September 30, 2003, American had fuel hedging agreements with broker-dealers on approximately 466 million gallons of fuel products. The fair value of the Company's fuel hedging agreements at September 30, 2003, representing the amount the Company would receive to terminate the agreements, totaled $62 million, compared to $212 million at December 31, 2002, and is included in Other current assets.

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

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Effective January 2003, American Airlines and AMR Eagle implemented a preliminary capacity purchase agreement. Under this agreement, American pays AMR Eagle a fee per block hour and departure to operate regional aircraft. The initial block hour and departure fees were designed to cover AMR Eagle's fully allocated costs and were in effect for the first quarter of 2003. Effective April 2003, the Company revised the block hour and departure fees to incorporate a margin. Assumptions for highly volatile or uncontrollable costs such as fuel, landing fees, and aircraft ownership are trued up to actual values on a pass through basis. In consideration for these payments, American retains all passenger and other revenues resulting from the Eagle operation, and certain marketing and ground handling expenses related to AMR Eagle's operation are absorbed directly by American. The current agreement will expire on December 31, 2003.

  American  classifies  certain  receivables  from  its  parent   and
  affiliates   against  paid-in-capital.  In  September   2003,   AMR
  transferred the proceeds from its convertible debt offering to American, reducing American's receivable from AMR by approximately $293 million. As of September 30, 2003, the Company classified an $369 million receivable from its parent and affiliates against paid-in-in capital on the accompanying condensed consolidated balance
  sheet.   Comparatively,  as  of  December  31,  2002,  the  Company
  classified   an  $808  million  receivable  from  its  parent   and
  affiliates against paid-in-capital on the accompanying condensed consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2003 and 2002

Summary American Airlines, Inc.'s (American or the Company) (a wholly owned subsidiary of AMR Corporation (AMR)) net loss for the nine months ended September 30, 2003 was $1.2 billion compared to a net loss of $2.8 billion for the same period in 2002. The Company's 2003 results include (i) $315 million in security cost reimbursements received under the Emergency Wartime Supplemental Appropriations Act, 2003 (the Act) (see Note 4 to the condensed consolidated financial statements) and (ii) $77 million in special charges. The Company's 2002 results include (i) a one-time, non-cash charge to record the cumulative effect of a change in accounting, effective January 1, 2002, of $889 million to write-off all of American's goodwill upon the adoption of Statement of Financial Accounting Standards Board No. 142 "Goodwill and Other Intangible Assets" (see Note 15 to the condensed consolidated financial statements) and (ii) $625 million in special charges related to the initiatives announced in August 2002 to reduce its costs, reduce capacity, simplify its aircraft fleet and enhance productivity. See Note 5 to the condensed consolidated financial statements for additional information regarding special charges.
American's operating loss of $823 million decreased $1.8 billion compared to the same period in 2002.

The Company's 2003 revenues increased year-over-year due to the Company's change to capacity purchase agreement from a revenue prorate agreement with American Eagle Airlines, Inc. (American Eagle) and Executive Airlines, Inc. (Executive) (collectively, AMR Eagle), discussed below and in Note 17 to the condensed consolidated financial statements, which was effective January 1, 2003. Excluding the impact of the Company's change to a capacity purchase agreement with AMR Eagle, the Company's 2003 revenues decreased year-over-year, but at a slower rate than its capacity. The Company's revenues through April continued to be negatively impacted by the economic slowdown, the war in Iraq and the outbreak of SARS. These trends however, began to reverse in May and continued to show improvement through September, and while capacity decreased year-over-year, the Company showed some unit revenue improvement. Overall, the Company's revenues increased approximately $889 million, or 7.3 percent in 2003 from the same period in 2002. However, American's passenger revenues decreased by
2.2 percent, or $242 million, in 2003 from the same period in 2002. American's domestic revenue per available seat mile (RASM) for the nine months ended September 30, however, increased 4.1 percent, to
8.64 cents, on a capacity decrease of 6.9 percent, to 87.7 billion available seat miles (ASMs). International RASM decreased to 8.75 cents, or 1.1 percent, on a capacity increase of 1.2 percent. The decrease in international RASM was due to a 14.5 percent and 0.2 percent decrease in Pacific and Latin American RASM slightly offset by a 0.7 percent increase in European RASM. The increase in international capacity was driven by a 7.1 percent and 2.9 percent increase in Pacific and European ASMs, respectively, slightly offset by a 1.2 percent reduction in Latin American ASMs.

The Company's Regional Affiliates include two wholly owned subsidiaries of AMR, American Eagle and Executive and two independent carriers, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua). In 2002, American had a capacity purchase agreement with Chautauqua, and prorate agreements with AMR Eagle and Trans States. In 2003, American has capacity purchase agreements with all three carriers. Regional Affiliates revenue increased $1.0 billion due primarily to the change to capacity purchase agreements from prorate agreements with AMR Eagle and Trans States in 2003.

Other revenues increased 14.2 percent, or $94 million, due primarily to increases in ticket change fees coupled with changes to the Company's change fee arrangements with travel agencies, increases in airfreight service fees due primarily to fuel surcharges, increases in AAdvantage fees and increases in employee travel service charges, somewhat offset by decreases in contract maintenance work that American performs for other airlines.

The Company's operating expenses decreased 6.1 percent, or $893 million. Wages, salaries and benefits decreased 11.1 percent, or $666 million, primarily due to the Labor Agreements and Management Reductions discussed in Note 2 to the condensed consolidated financial statements. Aircraft fuel expense increased 9.4 percent, or $166 million, due primarily to an 18.3 percent increase in American's average price per gallon of fuel but was somewhat offset by a 7.0 percent decrease in American's fuel consumption. Regional payments increased $1.1 billion primarily due to the Company's capacity purchase agreement with AMR Eagle in 2003. Commissions, booking fees and credit card expense decreased 6.4 percent, or $54 million, due primarily to the benefit from the changes in the commission structure implemented in March 2002 and a 2.2 percent decrease in passenger revenues, somewhat offset by the increase in Regional Affiliates revenue. Maintenance, materials and repairs decreased 26.6 percent, or $194 million, due primarily to a decrease in airframe and engine volumes at the Company's maintenance bases resulting from a variety of factors, including the retirement of aircraft, the timing of sending engines to repair vendors and a decrease in the number of flights; and the receipt of certain vendor credits. The Company expects maintenance, materials and repairs costs to increase as aircraft utilization increases and the benefit from retiring aircraft subsides. Aircraft rentals decreased $115 million, or 18.3 percent, due primarily to concessionary agreements with certain lessors and the removal of leased aircraft from service in prior periods. Food service decreased 14.9 percent, or $80 million, due primarily to a decrease in the number of departures and passengers boarded and simplification of catering services. Other operating expenses decreased 8.6 percent or $153 million due to decreases in data processing expenses, travel and incidental costs, insurance costs, contract maintenance work that American performs for other airlines, advertising and promotion costs and security costs. Special charges for the nine months ended September 30 include (i) a $68 million gain resulting from a transaction involving 33 of the Company's Fokker 100 aircraft and related debt, (ii) $76 million in employee charges, (iii) $50 million in facility exit costs and (iv) $39 million related to aircraft charges offset by a $20 million aircraft related credit to finalize prior accruals. Comparatively, Special charges in 2002 included approximately (i) $565 million related to aircraft charges and (ii) $57 million in employee charges. See Note 5 to the condensed consolidated financial statements for additional information regarding Special charges. U.S. government grant includes a $315 million benefit recognized for the reimbursement of security service fees from the U.S. government under the Act in 2003 and a $10 million benefit recognized for the reimbursement from the U.S. government under the Air Transportation Safety and System Stabilization Act in 2002.

Other income (expense), historically a net expense, increased $115 million due to the following: Interest income decreased 25.9 percent, or $14 million, due primarily to lower short-term investment balances and a decrease in interest rates. Interest expense increased $70 million, or 18.4 percent, resulting primarily from the increase in the Company's long-term debt. Miscellaneous-net decreased $12 million, primarily due to the write-down of certain investments held by the Company during the first quarter of 2003.

The Company has experienced significant cumulative losses and as a result generated net operating losses available to offset future taxes payable. As a result of the cumulative operating losses, a valuation allowance was established against the full amount of the Company's net deferred tax asset as of December 31, 2002. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets will not be realized. During 2003, the Company continued to record a valuation allowance against its net deferred tax assets, which results in no tax benefit being recorded for the pretax losses and the charge to Accumulated other comprehensive loss resulting from the minimum pension liability adjustment discussed in Note 6 to the condensed consolidated financial statements. The Company's deferred tax asset valuation allowance increased $560 million in 2003, to $1.3 billion as of September 30, 2003.

The effective tax rate for the nine months ended September 30, 2002 was impacted by a $40 million charge resulting from a provision in Congress' economic stimulus package that changed the period for carrybacks of net operating losses (NOLs).

OTHER INFORMATION

In February 2003, American asked its employees for approximately $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. The requested $1.8 billion in savings was divided by work group as follows: $660 million - pilots; $620 million
- Transportation Workers Union represented employees; $340 million - flight attendants; $100 million - management and support staff; and $80 million - agents and representatives. References in this document to American's three major unions include: the Allied Pilots Association (the APA); the Transportation Workers Union (the TWU); and the Association of Professional Flight Attendants (the APFA).

In April 2003, American reached agreements with its three major unions (the Labor Agreements) and implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions). The anticipated cost savings arising from the Labor Agreements and the Management Reductions met the targeted annual savings of $1.8 billion.

Of the approximately $1.8 billion in estimated annual savings, approximately $1.0 billion relate to wage and benefit reductions and $0.8 billion relate to changes in work rules, which have resulted in job reductions and will continue to result in additional job reductions through June 2004. As a result of work rule related job reductions, the Company incurred $60 million in severance charges in 2003 (see Note 5 to the condensed consolidated financial statements for additional information). Wage reductions became effective on April 1, 2003 for officers and May 1, 2003 for all other employees. Reductions related to benefits and work rule changes will continue to be phased in over time. In connection with the changes in wages, benefits and work rules, the Company provided approximately 38 million shares of AMR stock to its employees (excluding officers) in the form of stock options which will vest over a three year period with an exercise price of $5 per share (see Note 12 to the condensed consolidated financial statements for additional information).

In addition, the Company has reached concessionary agreements with certain vendors, lessors, lenders and suppliers (collectively, the Vendors, and the agreements, the Vendor Agreements). Generally, under the terms of these Vendor Agreements the Company will receive the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft. In return for these concessions, the Company provided approximately 2.5 million shares of AMR's common stock to Vendors. As of September 30, 2003, the annual cost savings from the Vendors are estimated to be over $200 million.

The Company's revenue environment improved during the second and third quarters of 2003 as reflected in improved unit revenues (revenue per available seat mile) in May through September 2003. Even with this improvement, however, the Company's revenues are still depressed relative to historical levels. Moreover, the Company's recent losses have adversely affected its financial condition. The Company therefore needs to see a combination of continued improvement in the revenue environment, cost reductions and productivity improvements before it can return to sustained profitability at acceptable levels.

To maintain sufficient liquidity as the Company implements its plan to return to sustained profitability, the Company will need continued
access  to  additional funding, most likely through a  combination  of financings and asset sales. In addition, the Company's ability to return to sustained profitability will depend on a number of risk factors, many of which are largely beyond the Company's control. Among other things, the following factors have had and/or may have a negative impact on the Company's business and financial results: the uncertain financial and business environment the Company faces; the struggling economy; high fuel prices and the availability of fuel; the residual effects of the war in Iraq; conflicts in the Middle East; historically low fare levels and the general competitive environment; the ability of the Company to implement its restructuring program and the effect of the program on operational performance and service levels; uncertainties with respect to the Company's international operations; changes in its business strategy; actions by U.S. or foreign government agencies; the possible occurrence of additional terrorist attacks; another outbreak of SARS; the inability of the Company to satisfy existing liquidity requirements or other covenants in certain of its credit arrangements; and the availability of future financing. In particular, if the revenue environment deteriorates beyond normal seasonal trends, or the Company is unable to access the capital markets or sell assets, it may be unable to fund its obligations and sustain its operations.

During 2001 and 2002, the Company raised approximately $7.5 billion of funding to finance capital commitments and to fund operating losses. The Company expects that it will need to continue to raise capital until such time as the Company has achieved acceptable levels of sustained profitability over a significant period of time. The Company had approximately $2.7 billion in unrestricted cash and short-term investments as of September 30, 2003. The Company's possible future financing sources include: (i) a limited amount of additional secured aircraft debt (virtually all of the Company's Section 1110-eligible aircraft are encumbered), (ii) securitization of future operating receipts, (iii) debt secured by other assets, (iv) sale-leaseback transactions of owned aircraft and (v) the potential sale of certain non-core assets. However, the availability and level of these financing sources cannot be assured, particularly in light of the fact that the Company has fewer unencumbered assets available than it had in the past. To the extent that the Company's revenues deteriorate beyond normal seasonal trends or it is unable to access capital markets and raise additional capital, the Company may be unable to fund its obligations and sustain its operations.

In September 2003, the Company reached an agreement to sell its interest in Hotwire (Hotwire.com), a discount travel website company, pending regulatory approval. The Company expects to receive regulatory approval in the fourth quarter of 2003. If the sale becomes final, the Company expects to receive approximately $80 million in proceeds, the majority of which would be recognized as a gain.

In July 2003, American issued $255 million of enhanced equipment trust certificates, secured by aircraft, which bear interest at 3.86 percent and are repayable in semi-annual installments beginning in 2004, with a final maturity in 2010. These obligations are insured by a third party.

In September 2003, American transferred its two headquarters buildings located in Fort Worth, Texas to AA Real Estate Holding L.P., a wholly owned consolidated subsidiary of American. AA Real Estate Holding L.P. leased the buildings back to American pursuant to a triple-net lease, and used the buildings and the lease as security for a loan consisting of four notes, in the aggregate principal amount of $100.6 million, which is reflected as debt in the condensed consolidated balance sheet of the Company. Each note corresponds to a separate class of AA/Ft. Worth HQ Finance Trust Lease Revenue Commercial Mortgage-Backed Pass-Through Certificates, Series 2003 (the Certificates) issued by the AA/Ft. Worth HQ Finance Trust, which is not a subsidiary of American, in a private placement pursuant to Rule 144A under the Securities Act of 1933. The Certificates and corresponding notes have an average effective interest rate of 7.2 percent and a final maturity in 2010.

During the nine-month period ended September 30, 2003, American borrowed approximately $554 million under various seller financed debt agreements related to the purchase of aircraft. These debt agreements are secured by the related aircraft and have effective interest rates which are fixed and mature over various periods of time through 2013. As of September 30, 2003, the effective interest rate on these agreements ranged up to 9.12 percent.

The Company's significant indebtedness could have important consequences, such as (i) limiting the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions and general purposes, (ii) requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, (iii) making the Company more vulnerable to economic downturns, limiting its ability to withstand competitive pressures and reducing its flexibility in responding to changing business and economic conditions, and (iv) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates.

American's credit ratings are significantly below investment grade. In February 2003, Moody's downgraded the senior unsecured ratings of American and the ratings of most of American's secured debt. Also in February 2003, Standard & Poor's lowered its long-term corporate credit ratings for American and lowered the secured debt rating of American. American's short-term rating was withdrawn. Ratings on most of American's non-enhanced equipment trust certificates were also lowered. In March 2003, Standard & Poor's further lowered its long-term corporate credit ratings for American and lowered the secured debt rating of American. Ratings on most of American's non-enhanced equipment trust certificates were also lowered. These previous reductions have increased the Company's borrowing costs. On June 9, 2003, Moody's affirmed the ratings of American, removed the ratings from review for possible downgrade, and gave the ratings a negative outlook. On June 20, 2003, Standard & Poor's raised its ratings of American and removed the ratings from CreditWatch. On September 4, 2003, Standard & Poor's lowered its credit ratings on some of
American's enhanced equipment trust certificates as part of an industry wide downgrade of selected aircraft-backed debt collateralized wholly or partially by Boeing or McDonnell Douglas aircraft introduced into service during the 1980s, including Boeing 757-200 and McDonnell Douglas MD-80 aircraft. On October 22, 2003, Standard & Poor's revised the outlook on its long-term ratings on American to stable. Additional significant reductions in American's credit ratings would further increase its borrowing or other costs and further restrict the availability of future financing.

American has a fully drawn $834 million credit facility that expires December 15, 2005. On March 31, 2003, American and certain lenders in such facility entered into a waiver and amendment that (i) waived, until May 15, 2003, the requirement that American pledge additional collateral to the extent the value of the existing collateral was insufficient under the terms of the facility, (ii) waived American's liquidity covenant for the quarter ended March 31, 2003, (iii) modified the financial covenants applicable to subsequent periods, and
(iv) increased the applicable margin for advances under the facility. On May 15, 2003, American pledged an additional 30 (non-Section 1110 eligible) aircraft having an aggregate net book value as of April 30, 2003 of approximately $450 million. Pursuant to the modified financial covenants, American is required to maintain at least $1.0 billion of liquidity, consisting of unencumbered cash and short-term investments, for the second quarter 2003 and beyond. While the Company was in compliance with the covenant at September 30, 2003, if the Company is adversely affected by the risk factors discussed in
Note 2 to the condensed consolidated financial statements or elsewhere in this Report, it is uncertain whether the Company will be able to satisfy this liquidity requirement through the expiration of the facility at the end of 2005. Any failure to satisfy this requirement, if not waived, would result in a default under this facility and could trigger defaults under other debt arrangements.

In addition, as part of the modification of financial covenants, the required ratio of EBITDAR to fixed charges under the facility was reduced until the measurement period ending December 31, 2004, and the next test of such cash flow coverage ratio was postponed until March 31, 2004. The effective interest rate on the facility as of September 30, 2003 is 4.68 percent and will be reset on March 17, 2004. At American's option, interest on the facility can be calculated on one of several different bases. In most instances, American would anticipate choosing a floating rate based upon LIBOR.

In April 2003, the President signed the Emergency Wartime Supplemental Appropriations Act, 2003 (the Act), which includes aviation-related assistance provisions. The Act authorized payment of (i) $100 million to compensate air carriers for the direct costs associated with the strengthening of flight deck doors and locks and (ii) $2.3 billion to reimburse air carriers for increased security costs, which was distributed in proportion to the amounts each carrier had paid or collected in passenger security and air carrier security fees to the Transportation Security Administration as of the Act's enactment (the Security Fee Reimbursement). In addition, the Act suspended the collection of the passenger security fee from June 1, 2003 until September 30, 2003 and authorized the extension of war-risk insurance through August 31, 2004 (and permits further extensions until December 31, 2004). The Act also limits the total cash compensation for the two most highly compensated named executive officers in 2002 for certain airlines, including the Company, during the period April 1, 2003 to April 1, 2004 to the amount of salary received by such officers, or their successors, in 2002. A violation of this executive compensation provision would require the carrier to repay the government for the amount of the Security Fee Reimbursement. The Company does not anticipate any difficulties in complying with this limitation on executive compensation and believes the likelihood of repaying the government for the amount of the Security Fee Reimbursement is remote. The Company's Security Fee Reimbursement was $315 million (net of $3 million and $43 million in payments to independent regional carriers and AMR Eagle, respectively, who operated under revenue prorate agreements during a portion of the period covered by the compensation) and was recorded as a reduction to operating expenses during the second quarter of 2003. The Company's compensation for the direct costs associated with strengthening flight deck doors was $22 million and was recorded as a basis reduction to capitalized flight equipment in the third quarter of 2003.

The Company has restricted cash and short-term investments related to projected workers' compensation obligations and various other obligations of $540 million as of September 30, 2003. In the first quarter of 2003, the Company redeemed $339 million of tax-exempt bonds that were backed by standby letters of credit secured by restricted cash and short-term investments resulting in a reduction in restricted cash and short-term investments. Of the $339 million of tax-exempt bonds that were redeemed, $253 million were accounted for as operating leases. Payments to redeem these tax-exempt special facility revenue bonds are generally considered prepaid facility rentals and reduce future operating lease commitments. The remaining $86 million of tax-exempt bonds that were redeemed were accounted for as debt and had original maturities in 2014 through 2024.

As of September 30, 2003, the Company had approximately $233 million in fuel prepayments and credit card holdback deposits classified as Other current assets and Other assets in the condensed consolidated balance sheet.

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

In addition, certain of the Vendor Agreements provide that the Company's obligations under the related lease revert to the original terms if certain events occur prior to December 31, 2005, including:
(i) an event of default under the related lease (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $17 million in additional operating lease payments and $6 million in additional payments related to capital leases as of September 30, 2003. This amount will increase to approximately $119 million in operating lease payments and $111 million in payments related to capital leases prior to the expiration of the provision on December 31, 2005. Such amounts are being treated as contingent rentals and will only be recognized if they become due.

As part of the Vendor Agreements discussed in Note 2 to the condensed consolidated financial statements, American sold 33 Fokker 100 aircraft (with a minimal net book value) in the third quarter of 2003. American also issued a $23 million non-interest-bearing note, payable in installments and maturing in December 2010, and entered into short-term leases on these aircraft. Furthermore, the Company provided shares of AMR common stock as discussed in Note 2 to the condensed consolidated financial statements. In exchange, approximately $130 million of debt related to certain of the Fokker 100 aircraft was restructured. However, the agreement contains provisions that would require American to repay additional amounts of the original debt if certain events occur prior to December 31, 2005, including: (i) an event of default (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft,
(iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. As a result of this transaction, including the sale of the 33 Fokker 100 aircraft, and the termination of the Company's interest rate swap agreements related to the debt that has been restructured, the Company recognized a gain of approximately $68 million in the third quarter of 2003. If the conditions described above do not occur, the Company expects to recognize an additional gain of approximately $37 million in December 2005.

Net cash provided by operating activities in the nine-month period ended September 30, 2003 was $508 million, an increase of $1.2 billion over the same period in 2002. Included in net cash provided by operating activities the first nine months of 2003 was the receipt of a $515 million federal tax refund and the receipt of $315 million from the government under the Act. Included in net cash used by operating activities for the first nine months of 2002 was approximately $569 million received by the Company as a result of the utilization of its 2001 NOLs. Capital expenditures for the first nine months of 2003 were $795 million, $554 million of which was seller financed, and included the acquisition of nine Boeing 767-300ER and two Boeing 777-200 ER aircraft.

In June 2003, the Company sold its interest in Worldspan, a computer reservations company, for $180 million in cash and a $39 million promissory note, resulting in a gain of $17 million which is included in Other income (loss) in the consolidated statement of operations.

As of September 30, 2003, the Company had commitments to acquire an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for these aircraft, including the estimated amounts for price escalation, will approximate $106 million in 2005 and an aggregate of approximately $2.7 billion in 2006 through 2010.

Boeing Capital provided backstop financing for all Boeing aircraft deliveries in 2003. In return, American granted Boeing a security interest in certain advance payments previously made and in certain rights under the aircraft purchase agreement between American and Boeing.

On July 16, 2003, the Company announced that it would reduce the size of its St. Louis hub, effective November 1, 2003. As a result of this action, the Company expects to record additional charges in the fourth quarter of 2003, as the reductions occur, primarily employee severance and benefits charges and facility exit costs. Furthermore, the Company expects to incur additional aircraft charges in the fourth quarter of 2003 related to the retirement of additional operating leased Boeing 757 aircraft.

Special facility revenue bonds have been issued by certain municipalities, or entities established by the municipalities for the purpose of issuing the special facility revenue bonds, primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. Approximately $2.1 billion of these bonds (with total future payments of approximately $5.2 billion as of September 30, 2003) are guaranteed by American, AMR, or both. Approximately $730 million of these special facility
revenue   bonds  contain  mandatory  tender  provisions  that  require
American to repurchase the bonds at various times through 2008. Although American has the right to remarket the bonds there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally be considered prepaid facility rentals and would reduce future operating lease commitments. Special facility revenue bonds with a principal balance of $198 million have mandatory tender provisions that will be triggered in November 2003. The Company anticipates that these bonds will not be remarketed at this time, but may be remarketed or refunded if market conditions become more favorable.

In addition to the commitments summarized above, the Company is required to make contributions to its defined benefit pension plans. These contributions are required under the minimum funding requirements of the Employee Retirement Pension Plan Income Security Act (ERISA). The Company's 2003 minimum required contributions to its defined benefit pension plans were approximately $186 million (all of which had been contributed by September 15, 2003) and the Company's estimated 2004 minimum required contributions to its defined benefit pension plans are between $550 and $650 million. In addition, in 2003, the Company has contributed $141 million to its defined contribution pension plans. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as pension plan benefit levels, interest rate levels and the amount and timing of asset returns, the Company is not able to reasonably estimate the amount of future required contributions to its defined benefit pension plans beyond 2004. However, based on the current regulatory environment and market conditions, the Company expects that its 2005 minimum required contributions to its defined benefit pension plans will significantly exceed its 2004 minimum required contributions.

A provision in the scope clause of American's prior contract with the Allied Pilots Associations (APA) limited the number of available seat miles (ASMs) and block hours that could be flown under American's marketing code (AA) by American's regional carrier partners when American pilots are on furlough (the so-called ASM cap). To ensure that American remained in compliance with the ASM cap, American and AMR Eagle took several steps in 2002 to reduce the number of ASMs flown by American's wholly-owned commuter air carriers. As one of those measures, AMR Eagle signed a letter of intent to sell Executive Airlines, its San Juan-based subsidiary.

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

The Labor Agreement with the APA (one of the Labor Agreements), ratified in April 2003, modified the provisions in the APA contract described in the immediately preceding two paragraphs to give the
Company more flexibility with its American Eagle operations. The limitations on the use of regional jets were substantially reduced and are now tied to 110 percent of the size of American's narrowbody aircraft fleet. As a consequence of these modifications, it is no longer necessary to use Trans States' AX marketing code on flights operated by Trans States as AmericanConnection, and AMR Eagle has discontinued its plans to sell Executive Airlines. In addition, AMR Eagle has revised its agreement to dispose of 14 Embraer ERJ-145 aircraft to include ten rather than 14 aircraft.

The Company carries insurance for public liability, passenger liability, property damage and all-risk coverage for damage to its aircraft. As a result of the September 11, 2001 events, aviation insurers have significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, they have significantly increased the premiums for such coverage as well as for aviation insurance in general. The U.S. government has provided commercial war-risk insurance for U.S. based airlines until
December 10, 2003 covering losses to employees, passengers, third parties and aircraft. The Company believes this insurance coverage will be extended beyond December 10, 2003 because the Act provides for the insurance to remain in place until August 31, 2004, and the
Department of Transportation has stated its intent to do so. In addition, the Secretary of Transportation may extend the policy until December 31, 2004, at his discretion. However, there is no assurance that it will be extended. In the event the commercial insurance carriers further reduce the amount of insurance coverage available to the Company or significantly increase the cost of aviation insurance, or if the Government fails to renew the war-risk insurance that it provides, the Company's operations and/or financial position and results of operations would be materially adversely affected.

FORWARD-LOOKING INFORMATION

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "believes," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, expectations as to future financing needs, overall economic conditions and plans and objectives for future operations, the impact on the Company of the events of September 11, 2001 and of its results of operations for the past two years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Forward-looking statements are subject to a number of risk factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: the uncertain financial and business environment the Company faces; the struggling economy; high fuel prices and the availability of fuel; the residual effects of the war in Iraq; conflicts in the Middle East; historically low fare levels and the general competitive environment; the ability of the Company to implement its restructuring program and the effect of the program on operational performance and service levels; uncertainties with respect to the Company's international operations; changes in its business strategy; actions by U.S. or foreign government agencies; the possible occurrence of additional terrorist attacks; another outbreak of SARS; the inability of the Company to satisfy existing liquidity requirements or other covenants in certain of its credit agreements; and the availability of future financing. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Form 10-K for the year ended December 31, 2002 and the Form 10-Qs for the quarters ended March 31, 2003 and June 30, 2003.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

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

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude swap and option contracts. As of September 30, 2003, the Company had hedged approximately 28 percent of its expected fuel needs for the remainder of 2003, approximately 20 percent of its expected first quarter 2004 fuel needs and an insignificant percentage of its expected fuel needs beyond the first quarter of 2004, compared to approximately 32 percent of its estimated 2003 fuel requirements, 15 percent of its estimated 2004 fuel requirements, and approximately four percent of its estimated 2005 fuel requirements hedged at December 31, 2002. Beginning in March 2003, the Company revised its hedging strategy and, in June 2003, terminated substantially all of its contracts with maturities beyond March 2004. Commencing in October 2003, the Company began to enter into new fuel hedging contracts with maturities beyond March 2004 for a portion of its future fuel requirements. The Company's reduced credit rating has limited its ability to enter into certain types of fuel hedge contracts. A further deterioration of its credit rating or liquidity position may negatively affect the Company's ability to hedge fuel in the future. For additional information see Note 16 to the condensed consolidated financial statements.

Item 4.  Controls and Procedures

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls as of September 30, 2003. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls.

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

On May 13, 1999, the United States (through the Antitrust Division of the Department of Justice) sued AMR Corporation, American Airlines, Inc., and AMR Eagle Holding Corporation in federal court in Wichita, Kansas (United States v. AMR Corporation, et al, No. 99-1180-JTM, United States District Court for the District of Kansas). The lawsuit alleges that American unlawfully monopolized or attempted to monopolize airline passenger service to and from Dallas/Fort Worth International Airport (DFW) by increasing service when new competitors began flying to DFW, and by matching these new competitors' fares. The Department of Justice seeks to enjoin American from engaging in the alleged improper conduct and to impose restraints on American to remedy the alleged effects of its past conduct. On April 27, 2001, the U.S. District Court for the District of Kansas granted American's motion for summary judgment. On June 26, 2001, the U.S. Department of Justice appealed the granting of American's motion for summary judgment (United States v. AMR Corporation, et al, No. 01-3203, United States District Court of Appeals for the Tenth Circuit), and on September 23, 2002, the parties presented oral arguments to the 10th Circuit Court of Appeals, which affirmed the summary judgment on July 3, 2003. The U.S Department of Justice has indicated that it does not intend to appeal the decision of the 10th Circuit Court of Appeals.

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

On May 13, 2002, the named plaintiffs in Always Travel, et. al. v. Air Canada, et. al., pending in the Federal Court of Canada, Trial Division, Montreal, filed a statement of claim alleging that between 1995 and the present, American, the other defendant airlines, and the International Air Transport Association conspired to reduce commissions paid to Canada-based travel agents in violation of Section 45 of the Competition Act of Canada. The named plaintiffs seek to certify a nationwide class of travel agents. Plaintiffs have filed a motion for class certification, but that motion has not yet been decided. American is vigorously defending the lawsuit. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's commission policies would have an adverse impact on the Company.

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

On August 19, 2002, a class action lawsuit was filed, and on May 7, 2003 an amended complaint was filed in the United States District Court for the Southern District of New York (Power Travel International, Inc. v. American Airlines, Inc., et al.) against American, Continental Airlines, Delta Air Lines, United Airlines, and Northwest Airlines, alleging that American and the other defendants breached their contracts with the agency and were unjustly enriched when these carriers at various times reduced their base commissions to zero. The as yet uncertified class includes all travel agencies accredited by the Airlines Reporting Corporation "whose base commissions on airline tickets were unilaterally reduced to zero by" the defendants. The case is stayed as to United Air Lines, since it filed for bankruptcy. American is vigorously defending the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision awarding substantial money damages or forcing the Company to pay agency commissions would have an adverse impact on the Company.

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

                                PART II

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

3.1   Restated  Certificate  of Incorporation of  American  Airlines,
      Inc., as amended.

3.2   Bylaws of American Airlines, amended as of April 24, 2003.

12 Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 2003 and 2002.

31.1  Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2  Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32 Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Form 8-Ks filed under Item 5 - Other Events

   On July 3, 2003, American Airlines filed an amended report on Form 8-K to provide additional information regarding the unit cost expectations provided in a June 25, 2003 report on Form 8-K.

   On August 1, 2003, American Airlines filed a report on Form 8-K to provide unit revenue expectations for July, capacity estimates for the remainder of 2003 and 2004 and highlights of an agreement with Sabre covering American Airlines' participation in Sabre's Direct Connect Availability program.

Form 8-Ks filed under Item 7 - Financial Statements and Exhibits

   On July 2, 2003, American Airlines furnished a report on Form 8-K related to the incorporation of certain documents to a Prospectus
Supplement related to the offering of American Airlines, Inc.'s Pass Through Certificates, Series 2003 by reference.

   On August 29, 2003, American Airlines furnished a report on Form 8-K related to the incorporation of certain documents to a Prospectus Supplement related to the offering of American Airlines, Inc.'s Pass Through Certificates, Series 2003 by reference.

Form 8-Ks filed under Item 12 - Disclosure of Results of Operations and Financial Condition

    On July 16, 2003, American Airlines filed a report on Form 8-K to furnish a press release issued by AMR to announce its second quarter 2003 results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  October 24, 2003        BY:  /s/  Jeffrey C. Campbell
                               Jeffrey C. Campbell
                               Senior Vice President and Chief
                               Financial Officer