Form 10-Q
period 2004-03-31
AMERICAN AIRLINES INC
filed 2004-04-23
CIK 4515

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2004.


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


Common Stock, $1 par value - 1,000 shares as of April 16, 2004.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.


                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three months ended March 31, 2004 and 2003

  Condensed  Consolidated  Balance  Sheets  --  March  31,  2004  and
  December 31, 2003

  Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2004 and 2003

  Notes to Condensed Consolidated Financial Statements -- March 31, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures


PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE
                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

                                           Three Months Ended March 31,
                                                 2004            2003
Revenues
    Passenger                                $    3,678      $   3,394
    Regional Affiliates                             420            326
    Cargo                                           148            134
    Other                                           257            254
      Total operating revenues                    4,503          4,108


Expenses
  Wages, salaries and benefits                    1,521          1,989
  Aircraft fuel                                     748            682
  Regional payments                                 433            371
  Depreciation and amortization                     285            297
  Other rentals and landing fees                    275            268
  Commissions, booking fees and credit
   card expense                                     288            255
  Maintenance, materials and repairs                196            195
  Aircraft rentals                                  148            184
  Food service                                      136            148
  Other operating expenses                          498            597
  Special charges                                     -             25
    Total operating expenses                      4,528          5,011

Operating Loss                                      (25)          (903)

Other Income (Expense)
  Interest income                                    14             13
  Interest expense                                 (160)          (149)
  Interest capitalized                               17             18
  Related party interest - net                        -              3
  Miscellaneous - net                               (28)           (14)
                                                   (157)          (129)

Loss Before Income Taxes                           (182)        (1,032)
Income tax                                            -              -
Net Loss                                       $   (182)      $ (1,032)




The accompanying notes are an integral part of these financial statements.

                                  -1-

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                                   March 31,      December 31,
                                                     2004             2003
Assets
Current Assets
  Cash                                           $       149      $      118
  Short-term investments                               3,058           2,474
  Restricted cash and short-term investments             501             527
  Receivables, net                                       929             760
  Inventories, net                                       451             475
  Other current assets                                   221             232
    Total current assets                               5,309           4,586

Equipment and Property
  Flight equipment, net                               12,670          12,803
  Other equipment and property, net                    2,317           2,344
  Purchase deposits for flight equipment                 277             277
                                                      15,264          15,424

Equipment and Property Under Capital Leases
  Flight equipment, net                                1,262           1,279
  Other equipment and property, net                       82              86
                                                       1,344           1,365

Route acquisition costs and airport operating and
  gate lease rights, net                               1,214           1,221
Other assets                                           3,879           3,875
                                                 $    27,010      $   26,471

Liabilities and Stockholder's Equity
Current Liabilities
  Accounts payable                               $       960      $      910
  Accrued liabilities                                  1,919           1,840
  Air traffic liability                                3,201           2,799
  Payable to affiliates, net                             168             153
  Current maturities of long-term debt                   467             465
  Current obligations under capital leases               164             170
    Total current liabilities                          6,879           6,337

Long-term debt, less current maturities                9,177           9,073
Obligations under capital leases, less
  current obligations                                  1,111           1,156
Pension and postretirement benefits                    4,720           4,803
Other liabilities, deferred gains and
 deferred credits                                      4,671           4,757

Stockholder's Equity
  Common stock                                             -               -
  Additional paid-in capital                           3,329           3,023
  Accumulated other comprehensive loss                  (910)           (893)
  Retained deficit                                    (1,967)         (1,785)
                                                         452             345
                                                 $    27,010      $   26,471

The  accompanying notes are an integral part of these financial statements.

                                    -2-

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                Three Months Ended March 31,
                                                     2004         2003
Net Cash Provided (Used) by Operating Activities  $    298       $   (614)

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                       (79)          (158)
  Net (increase) decrease in short-term investments   (584)           730
  Net decrease in restricted cash and
   short-term investments                               26             233
  Proceeds from sale of equipment and property          10              28
  Other                                                (12)             22
    Net cash (used) provided by investing activities  (639)            855

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                                  (129)           (190)
  Proceeds from issuance of long-term debt             180               -
  Funds transferred from affiliates, net               321               5
    Net cash provided (used) provided by
     financing activities                              372            (185)

Net increase in cash                                    31              56
Cash at beginning of period                            118             100

Cash at end of period                             $    149       $     156


Activities Not Affecting Cash

Flight equipment acquired through seller financing $     -       $     134

















The accompanying notes are an integral part of these financial statements.


                                 -3-
AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals unless otherwise disclosed, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. American Airlines, Inc. (American or the Company) is a wholly owned subsidiary of AMR Corporation
  (AMR). For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. Annual Report on Form 10-K for the year ended December 31, 2003 (2003 Form 10-K). Certain amounts have been reclassified to conform with the 2004 presentation.

2.The  Company  accounts  for its participation in  AMR's  stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
  Compensation-Transition and Disclosure." The following table illustrates the effect on net loss if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions):

                                           Three Months Ended March 31,
                                               2004        2003
  Net loss, as reported                      $(182)      $(1,032)
  Add: Stock-based employee compensation
    expense included in reported net loss       11            (3)
  Deduct:  Total stock-based employee
    compensation expense determined
    under fair value based methods for
    all awards                                 (27)           (7)
  Pro forma net loss                         $(198)      $(1,042)

3.As of March 31, 2004, the Company had commitments to acquire  47
  Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $106 million in 2005, $654 million in 2006 and an aggregate of approximately $2.0 billion in 2007 through 2010.

  The  Company  is subject to environmental issues at various  airport and  non-airport  locations for which it  has  accrued,  in  Accrued liabilities on the accompanying condensed consolidated balance sheets, $75 million and $72 million at March 31, 2004 and December 31, 2003, respectively. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  In 2003, the Company reached concessionary agreements with certain lessors. Certain of these agreements provide that the Company's obligations under the related leases revert to the original terms if certain events occur prior to December 31, 2005, including: (i) an event of default under the related lease (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $45 million in additional operating lease payments and $65 million in additional payments related to capital leases as of March 31, 2004. This amount will increase to approximately $119 million in operating lease payments and $111 million in payments related to capital leases prior to the expiration of the provision on December 31, 2005. These amounts are being accounted for as contingent rentals and will only be recognized if they become payable.

  Financial Accounting Standards Board Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (Interpretation 45), requires disclosures in interim and annual financial statements about obligations under certain guarantees issued by the Company. The disclosures required by Interpretation 45 were included in Notes 4, 5 and 6 to the consolidated financial statements in the 2003 Form 10-K. There have been no significant changes to such disclosures.

4.Accumulated  depreciation of owned equipment and property  at  March
  31, 2004 and December 31, 2003 was $8.0 billion and $7.8 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 2004 and December 31, 2003 was $1.1 billion.

5.As discussed in Note 8 to the consolidated financial statements in the 2003 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company's deferred tax asset valuation allowance increased $71 million during the three months ended March 31, 2004 to $1.1 billion as of March 31, 2004.

6.In  February  2004,  American  issued $180  million  of  Fixed  Rate
  Secured Notes due 2009. These notes are secured by certain spare parts (with a net book value of $224 million as of March 31, 2004) and bear interest at 7.25 percent.

  Also  in February 2004, AMR issued $324 million principal amount  of
  4.50 percent senior convertible notes due 2024. Each note is convertible into AMR common stock at a conversion rate of 45.3515 shares per $1,000 principal amount of notes (which represents an equivalent conversion price of $22.05 per share), subject to adjustment in certain circumstances. The notes are convertible under certain circumstances, including if (i) the closing sale price of AMR's common stock reaches a certain level for a specified period of time, (ii) the trading price of the notes as a percentage of the closing sale price of AMR's common stock falls below a certain level for a specified period of time, (iii) AMR calls the notes for redemption, or (iv) certain corporate transactions occur. Holders of the notes may require AMR to repurchase all or any portion of the notes on February 15, 2009, 2014 and 2019 at a purchase price equal to the principal amount of the notes being purchased plus accrued and unpaid interest to the date of purchase. AMR may pay the purchase price in cash, common stock or a combination of cash and common stock. After February 15, 2009, AMR may redeem all or any portion of the notes for cash at a price equal to the principal amount of the notes being redeemed plus accrued and unpaid interest as of the redemption date. These notes are guaranteed by American. If the holders of these notes or AMR's
  4.25 percent senior convertible notes due 2023 require AMR to repurchase all or any portion of the notes on the repurchase dates, it is AMR's present intention to satisfy the requirement in cash.

  As of March 31, 2004, AMR has issued guarantees covering approximately $932 million of American's tax-exempt bond debt and American has issued guarantees covering approximately $1.3 billion of AMR's unsecured debt. In addition, as of March 31, 2004, AMR and American have issued guarantees covering approximately $484 million of AMR Eagle's secured debt.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.The following table provides the components of net periodic benefit cost for the three months ended March 31, 2004 and 2003 (in millions):

                                                       Other Postretirement
                                 Pension Benefits            Benefits
                                2004         2003        2004        2003
  Components of net periodic
   benefit cost

   Service cost               $  89         $  109       $  19       $   24
   Interest cost                142            152          51           56
   Expected return on assets   (142)          (118)         (3)          (2)
   Amortization of:
     Prior service cost           4              7          (3)          (2)
     Unrecognized net loss       14             32           2            5

   Net periodic benefit cost  $ 107         $  182       $  66       $   81

  The Company expects to contribute a minimum of approximately $433 million and $412 million to its defined benefit pension plans in 2004 and 2005, respectively. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004, which was enacted in April 2004. Of the $433 million minimum amount the Company expects to contribute to its defined benefit pension plans in 2004, the Company contributed approximately $213 million during the three months ended March 31, 2004 and an additional $106 million on April 15, 2004.

  In December 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Modernization
  Act), which introduces a prescription drug benefit under Medicare into law. In January 2004, the Financial Accounting Standards Board
  (FASB) issued a FASB Staff Position which permits companies to elect to defer accounting for the effects of the Modernization Act. The Company has not elected this deferral and has recognized the effect of the Modernization Act in the calculation of its postretirement benefit liability as of December 31, 2003. The effect of the Modernization Act was to reduce the Company's accumulated postretirement benefit obligation (APBO) by $415 million by decreasing unrecognized net actuarial losses. This decrease is due to a reduction in the expected per capita claims cost along with a reduction in the expected rates of participation in the plan. The decrease in the APBO is reflected in the Company's 2004 postretirement benefits expense through amortization of unrecognized gains/losses. Additionally, the service and interest cost components of the Company's 2004 postretirement benefits expense have been reduced as a result of the Modernization Act. The effect of the Modernization Act was to decrease the Company's full year 2004 postretirement benefits expense by approximately $60 million. Final authoritative guidance on accounting for the Modernization Act has not been issued and could require the Company to change previously reported information.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.During  the last three years, as a result of the events of September
  11, 2001 and the Company's continuing restructuring activities, the Company has recorded a number of special charges related to aircraft charges, facility exit costs and employee charges. Special charges for the three months ended March 31, 2003 included employee severance charges related to the Company's 2002 restructuring initiatives. The following table summarizes the changes in the remaining accruals for these charges (in millions):

                            Aircraft   Facility     Employee
                            Charges   Exit Costs    Charges   Total
     Remaining accrual
      at December 31, 2003  $  194      $  56      $  26     $ 276
      Payments                 (27)        (2)        (4)      (33)
     Remaining accrual
      at March 31, 2004     $  167      $  54      $  22     $ 243

  Cash outlays related to the accruals, as of March 31, 2004, for aircraft charges, facility exit costs and employee charges will occur through 2014, 2018 and 2004, respectively.

9.The  Company  includes  changes in the  fair  value  of  certain derivative financial instruments that qualify for hedge accounting, changes in minimum pension liabilities and unrealized gains and losses on available-for-sale securities in comprehensive loss. For the three months ended March 31, 2004 and 2003, comprehensive loss was $199 million and $1.1 billion, respectively. The difference between net loss and comprehensive loss for the three months ended March 31, 2004 and 2003 is due primarily to the accounting for the Company's derivative financial instruments.

10.American  classifies  certain  receivables  from  its  parent   and
  affiliates   against   paid-in-capital.  In   February   2004,   AMR
  transferred the proceeds from its 4.5 pecent senior convertible notes due 2024 to American, reducing American's receivable from AMR by approximately $315 million. As of March 31, 2004, the Company classified a $77 million receivable from its parent against paid-in-capital on the accompanying condensed consolidated balance sheet. Comparatively, as of December 31, 2003, the Company classified a $383 million receivable from its parent against paid-in-capital on the accompanying condensed consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "believes," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, future financing needs, overall economic conditions, plans and objectives for future operations, and the impact on the Company of its results of operations for the past three years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. Forward-looking statements are subject to a number of risk factors that could cause actual results to differ materially from our expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: changes in economic, business and financial conditions; the Company's substantial indebtedness; high fuel prices and the availability of fuel; the residual effects of the war in Iraq; conflicts in the Middle East or elsewhere; the highly competitive business environment faced by the Company, with increasing competition from low cost carriers and historically low fare levels; the ability of the Company to implement its restructuring program and the effect of the program on operational performance and service levels; uncertainties with respect to the Company's international operations; changes in the Company's business strategy; actions by U.S. or foreign government agencies; the possible occurrence of additional terrorist attacks; another outbreak of a disease (such as SARS) that affects travel behavior; uncertainties with respect to the Company's relationships with unionized and other employee work groups; the inability of the Company to satisfy existing financial or other covenants in certain of its credit agreements; the availability of future financing; and increased insurance costs and potential reductions of available insurance coverage. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

Overview

American's net loss was $182 million for the first quarter of 2004, an improvement of $850 million over its $1.0 billion net loss for the first quarter of 2003. American's operating loss was $25 million for the first quarter of 2004, an improvement of $878 million over its operating loss of $903 million for the first quarter of 2003.

The year-over-year improvement in the Company's operating results reflects the benefit of the cost reduction initiatives in the Company's restructuring program, which is described more fully under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In addition, passenger traffic (revenue passenger miles) in the first quarter of 2004 exceeded the Company's expectations, reflecting continuing improvement in the U.S. economy and increasing demand for air travel. However, yield and unit revenues (passenger revenues per available seat mile) remain depressed relative to historical measures because of the Company's reduced pricing power, resulting mainly from greater cost sensitivity on the part of travelers, especially business travelers, and intensifying competition arising in part from the growth of low-cost carriers and in part from the effects of significant increases in overall industry capacity in 2004. In addition, fuel prices remained high relative to the past several years.

The  Company  continues  to  need to see improvement  in  the  revenue environment,  additional  cost  reductions  and  further  productivity improvements before it can return to sustained profitability at acceptable levels. In addition, the Company's ability to return to sustained profitability at acceptable levels will depend on a number of risk factors, many of which are largely beyond the Company's control. Some of the risk factors that have had and/or may have a negative impact on the Company's business and financial results are referred to under "Forward-Looking Information" above and are discussed in the Risk Factors listed in Item 7 (on pages 26-29) in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. In particular, if the revenue environment deteriorates beyond normal seasonal trends, or the Company is unable to access the capital markets to raise additional capital, it may be unable to fund its obligations and sustain its operations in the long-term.



OTHER INFORMATION

Significant Indebtedness and Future Financing

During  2001,  2002  and  2003, the Company  raised  an  aggregate  of approximately $8.4 billion of financing mostly to fund capital commitments (mainly for aircraft and ground properties) and operating losses. During the three months ended March 31, 2004, the Company raised an additional $180 million of financing to fund capital commitments and for general corporate purposes, and ended the quarter with $3.2 billion of unrestricted cash and short-term investments. The Company believes that it has sufficient liquidity to fund its operations for the foreseeable future, including capital expenditures and other contractual obligations. However, to maintain sufficient liquidity over the long-term as the Company seeks to return to sustained profitability at acceptable levels, the Company will need continued access to additional funding. The Company's possible future financing sources include: (i) a limited amount of additional secured aircraft debt (virtually all of the Company's Section 1110-eligible aircraft are encumbered), (ii) debt secured by other assets, (iii) securitization of future operating receipts, (iv) sale-leaseback transactions of owned aircraft and (v) the potential sale of certain non-core assets. However, the availability and level of these financing sources cannot be assured, particularly in light of the fact that the Company has fewer unencumbered assets available than it has had in the past.

The Company's significant indebtedness could have important future consequences, such as (i) limiting the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, (ii) requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, (iii) making the Company more vulnerable to economic downturns, (iv) limiting its ability to withstand competitive pressures and reducing its flexibility in responding to changing business and economic conditions, and (v) limiting the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates.

Credit Facility Covenants

American has a fully drawn $834 million bank credit facility secured by aircraft that expires December 15, 2005, which contains a liquidity covenant and an EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and rentals, adjusted for certain non-cash items) to fixed charges (generally, interest and total rentals) ratio covenant. The required EBITDAR to fixed charges ratio was 1.1 to 1.0 for the three-month period ending March 31, 2004, and increases on a quarterly basis up to 1.5 to 1.0 for each four consecutive quarters ending after December 31, 2004. The liquidity covenant requires American to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments. The Company was in compliance with these covenants as of March 31, 2004 and expects to be able to continue to comply with these covenants. However, there are no assurances that it will continue to be able to do so through the expiration of the facility. Failure to comply with these covenants would result in a default under this facility and could result in a default under a significant amount of the Company's other debt.

Financing Activity

In February 2004, American issued $180 million of Fixed Rate Secured Notes due 2009. These notes are secured by certain spare parts and bear interest at 7.25 percent.

In addition, in February 2004, AMR transferred $315 million in proceeds from its 4.5 percent senior convertible notes to American.

See Note 6 to the accompanying condensed consolidated financial statements for additional information regarding debt guarantees.

Other Operating and Investing Activities

The Company's cost savings initiatives resulted in improved cash flow from operations during the three months ended March 31, 2004, compared to the same period in 2003. Net cash provided by operating activities in the three-month period ended March 31, 2004 was $298 million, an increase of $912 million over the same period in 2003. Net cash used for operating activities for the three months ended March 31, 2003 included the receipt of a $515 million federal tax refund offset by $216 million of redemption payments under operating leases for special facility revenue bonds.

Pension Funding Obligation

The Company expects to contribute a minimum of approximately $433 million and $412 million to its defined benefit pension plans in 2004 and 2005, respectively. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004, which was enacted in April 2004. Of the $433 million minimum amount the Company expects to contribute to its defined benefit pension plans in 2004, the Company contributed approximately $213 million during the three months ended March 31, 2004 and an additional $106 million on April 15, 2004.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003

Revenues

The Company's revenues increased approximately $395 million, or 9.6 percent, to $4.5 billion in the first quarter of 2004 from the same period last year. American's passenger revenues increased by 8.4 percent, or $284 million, on a capacity (available seat mile) (ASM) increase of 5.8 percent. American's passenger load factor increased
2.0  points  to  71.1  percent  while  passenger  revenue  yield  per passenger mile decreased by 0.4 percent to 12.14 cents. This resulted in an increase in revenue per available seat mile (RASM) of
2.5 percent to 8.64 cents. Following is additional information regarding American's domestic and international RASM and capacity:

                              Three Months Ended March 31, 2004
                         RASM        Y-O-Y        ASMs     Y-O-Y
                        (cents)     Change     (billions)  Change
   Domestic              8.53        1.3%         29.5       2.5%
   International         8.86        5.2          13.1      13.9
      Latin America      9.40       (0.2)          7.1      21.8
      Europe             8.21        8.0           4.9       5.8
      Pacific            8.36       25.1           1.1       6.1

Regional affiliates' passenger revenues, which are based on industry standard mileage proration agreements for flights connecting to American flights, increased $94 million, or 28.8 percent, to $420 million as a result of increased capacity and load factors. Regional affiliates' traffic increased 32.1 percent to 1.5 billion revenue passenger miles (RPMs), while capacity increased 23.5 percent to 2.5 billion ASMs, resulting in a 4.1 point increase in the passenger load factor to 62.7 percent.

Cargo revenues increased 10.4 percent, or $14 million, due to a 6.3 percent increase in cargo ton miles and a 4.0 percent increase in cargo revenue yield per ton mile.

Operating Expenses

The Company's total operating expenses decreased 9.6 percent, or $483 million, to $4.5 billion in the first quarter of 2004 compared to the first quarter of 2003. American's mainline operating expenses per ASM in the first quarter of 2004 decreased 16.7 percent compared to the first quarter of 2003 to 9.49 cents. These decreases are due primarily to the Company's cost savings initiatives. The decrease in operating expenses occurred despite a 7.4 percent increase in American's price per gallon of fuel in the first quarter of 2004 relative to the first quarter of 2003. The Company's operating and financial results are significantly affected by the price and availability of jet fuel. Additional increases in the price of fuel, or limits in the supply of fuel, would adversely affect the Company's financial condition and results of operations.

   (in millions)                Three Months
                                    Ended      Change   Percentage
   Operating Expenses          March 31, 2004 from 2003   Change
   Wages, salaries  and benefits  $  1,521     $(468)     (23.5)%  (a)
   Aircraft fuel                       748        66        9.7    (b)
   Regional payments                   433        62       16.7    (c)
   Depreciation and amortization       285       (12)      (4.0)
   Other rentals and landing fees      275         7        2.6
   Commissions, booking fees and
    credit card expense                288        33       12.9    (d)
   Maintenance, materials and repairs  196         1        0.5
   Aircraft rentals                    148       (36)     (19.6)   (e)
   Food service                        136       (12)      (8.1)
   Other operating expenses            498       (99)     (16.6)   (f)
   Special charges                       -       (25)        NM    (g)
      Total operating expenses    $  4,528     $(483)      (9.6)%

(a)Wages, salaries and benefits decreased primarily due to lower wage rates and reduced headcount primarily as a result of the Labor Agreements and Management Reductions, discussed in the Company's 2003 Form 10-K, which became effective in the second quarter of 2003.
(b)Aircraft fuel expense increased primarily due to a 7.4 percent increase in American's price per gallon of fuel (net of the impact of fuel hedging) and a 2.2 percent increase in American's fuel consumption.
(c)Regional payment increased primarily due to the 23.5 percent increase in regional affiliates' capacity.
(d)Commissions, booking fees and credit card expense increased due primarily to an 8.4 percent increase in the Company's passenger revenues, particularly the 19.7 percent increase in American's international passenger revenue, and a 28.8 percent increase in Regional Affiliates' revenue.
(e)Aircraft rentals decreased due primarily to the removal of leased aircraft from the fleet in the second half of 2003 as part of the Company's restructuring initiatives and concessionary agreements with certain lessors, which reduced future lease payment amounts and resulted in the conversion of 30 operating leases to capital leases in the second quarter of 2003.
(f)Other operating expenses decreased primarily due to decreases in
  (i) technical and professional fees of $39 million, (ii) data processing expenses of $16 million due primarily to introducing further efficiencies into data processing environments resulting in reduced consumption, and negotiating more favorable terms with vendors in the second quarter of 2003; (iii) travel and incidental costs of $12 million due primarily to decreased overnight stays for pilots and flight attendants as a result of changes in the scheduling of flights, lower average hotel rates, work rule changes and lower per diem reimbursements; and increases in (iv) gains (or decreases in losses) on disposal of assets of $14 million and (v) foreign exchange gains in the first quarter of 2004 of $15 million.
(g)Special charges for 2003 included $25 million in severance charges related to the Company's 2002 restructuring initiatives.

Other Income (Expense)

Other income (expense), historically a net expense, increased $28 million due primarily to the following: Interest expense increased $11 million, or 7.4 percent, resulting primarily from the increase in the Company's long-term debt. Miscellaneous-net increased $14 million, due primarily to the accrual during the first quarter of 2004 of a $23 million award rendered by an independent arbitrator and relating to a grievance filed by the Allied Pilots Association, somewhat offset by the write-down during the first quarter of 2003 of certain investments held by the Company.

Income Tax Benefit

The Company did not record a net tax benefit associated with its first quarter 2004 and 2003 losses due to the Company providing a valuation allowance, as discussed in Note 5 to the accompanying condensed consolidated financial statements.

Outlook

Capacity for American's mainline jet operations is expected to increase about eight percent in the second quarter of 2004 compared to the second quarter of 2003 and about six percent for the full year 2004 compared to 2003, despite removing aircraft from the fleet and reducing mainline departures. This is due to increased efficiencies, driven by three factors: (i) American operated with a low base number of flights in 2003 as a result of the war in Iraq and SARS, (ii) American has added seats back to its Boeing 757 and Airbus A300 aircraft and (iii) as American realigns its mid-continent hubs and de-peaks its Miami schedule, its aircraft productivity levels will improve.

American previously stated a goal of improving its mainline unit costs by ten percent for the full year, compared to 2003. However, based on various factors, including primarily the Company's expectation that fuel prices will remain high during 2004 compared to 2003, the Company expects that its mainline unit costs will improve by approximately eight percent for the full year compared to 2003 to approximately 9.3 cents for the full year. Although American will have a full year of labor savings from its Labor Agreements and Management Reductions and more fully realize the savings from its other strategic cost savings initiatives, in addition to high fuel prices, there are significant cost challenges in 2004 that may affect the Company's cost reduction
efforts.   These  challenges include medical benefits  costs,  airport fees and maintenance, materials and repairs costs (due to flight hour agreement contractual rate increases and the benefit from retiring aircraft subsiding).

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2004, the Company had hedged, with option contracts, approximately 16 percent of its estimated second quarter 2004 fuel requirements, nine percent of its estimated third quarter 2004 fuel requirements, four percent of its estimated fourth quarter 2004 fuel requirements and an insignificant percentage of its estimated 2005 and 2006 fuel requirements.

There  have  been  no  material  changes  in  market  risk  from   the
information   provided  in  Item  7A.  Quantitative  and   Qualitative
Disclosures About Market Risk of the Company's 2003 Form 10-K.

Item 4.  Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. During the quarter ending on March 31, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies): (1) breaches the Agent Reporting Agreement between American and AMR Eagle and the plaintiffs; (2) constitutes unjust enrichment;
and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The certified class includes all travel agencies who have been or will be required to pay money to American for debit memos for fare rules violations from July 26, 1995 to the present. The plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. The Company intends to vigorously defend the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company's relationships with travel agencies, which could have an adverse impact on the Company.

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

On August 14, 2002, a class action lawsuit was filed against American Airlines, Inc. in the United States District Court for the Central District of California, Western Division (All World Professional Travel Services, Inc. v. American Airlines, Inc.). The lawsuit alleges that requiring travel agencies to pay debit memos for refunding tickets after September 11, 2001: (1) breaches the Agent Reporting Agreement between American and plaintiff; (2) constitutes unjust enrichment; and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). The alleged class includes all travel agencies who have or will be required to pay moneys to American for an "administrative service charge," "penalty fee," or other fee for processing refunds on behalf of passengers who were unable to use their tickets in the days immediately following the resumption of air carrier service after the tragedies on September 11, 2001. On April 1, 2004, the court denied plaintiff's motion for class certification. The plaintiff seeks to enjoin American from collecting the debit memos and to recover the amounts paid for the debit memos, plus treble damages, attorneys' fees, and costs. The Company intends to vigorously defend the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company's relationships with travel agencies which could have an adverse impact on the Company.

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

In  April 2004, a lawsuit was filed against American captioned Kimmell
v. AMR, et al. This is a purported class action filed in federal district court in Dallas. The suit arises from the disclosure of passenger name records by a vendor of American Airlines. It alleges various causes of action, including but not limited to violations of the Electric Communications Privacy Act, negligent misrepresentation, breach of contract, and violation of alleged common law rights of privacy. American has not yet been served with the suit.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

10.1 American Airlines, Inc. 2004 Employee Profit Sharing Plan, incorporated by reference to Exhibit 10.1 to AMR's report on Form 10-Q for the quarterly period ended March 31, 2004.

10.2 American Airlines, Inc. 2004 Annual Incentive Plan, incorporated by reference to Exhibit 10.2 to AMR's report on Form 10-Q for the quarterly period ended March 31, 2004.

10.3 Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Jeffrey J. Brundage dated April 1, 2004, incorporated by reference to Exhibit 10.5 to AMR's report on Form 10-Q for the quarterly period ended March 31, 2004.

12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 2004 and 2003.

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32 Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Form 8-Ks filed under Item 5 - Other Events

On March 18, 2004, American filed an amended report on Form 8-K (Form 8-K/A No. 1) to provide actual fuel cost, unit cost and capacity and traffic information for January and February as well as current fuel cost, unit cost and capacity and traffic expectations for March, the first quarter and the full year 2004.

Form 8-Ks filed under Item 7 - Financial Statements and Exhibits

On February 25, 2004, American filed a report on Form 8-K to provide Exhibits with reference to the Registration Statement on Form S-3 (Registration No. 333-110760-01) of American Airlines, Inc.

Form 8-Ks furnished under Item 9 - Regulation FD Disclosure

On March 17, 2004, American furnished a report on Form 8-K to furnish actual fuel cost, unit cost and capacity and traffic information for January and February as well as current fuel cost, unit cost and capacity and traffic expectations for March, the first quarter and the full year 2004.

Form 8-Ks filed under Item 12 - Disclosure of Results of Operations and Financial Condition

On January 21, 2004, American furnished a report on Form 8-K to furnish a press release issued by AMR to announce AMR's and American's fourth quarter and full year 2003 results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date: April 23, 2004       BY: /s/ James A. Beer
                               James A. Beer
                               Senior Vice President and Chief
                               Financial Officer
                              (Principal Financial and Accounting Officer)