Form 10-Q
period 2004-09-30
AMERICAN AIRLINES INC
filed 2004-10-21
CIK 4515

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2004.


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


Common Stock, $1 par value - 1,000 shares as of October 15, 2004.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.


                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and nine months ended September 30, 2004 and 2003

  Condensed Consolidated Balance Sheets -- September 30, 2004 and December 31, 2003

  Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2004 and 2003

  Notes  to  Condensed Consolidated Financial Statements -- September
  30, 2004

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

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE
                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

                                Three Months Ended      Nine Months Ended
                                   September 30,          September 30,
                                  2004        2003       2004         2003
Revenues
    Passenger                   $3,838      $3,805    $11,411      $10,743
    Regional Affiliates            488         399      1,413        1,112
    Cargo                          149         135        452          409
    Other revenues                 278         257        801          756
      Total operating revenues   4,753       4,596     14,077       13,020

Expenses
  Wages, salaries and benefits   1,569       1,585      4,670        5,335
  Aircraft fuel                    969         655      2,565        1,941
  Regional payments                478         390      1,365        1,149
  Commissions, booking fees and
   credit card expense             289         281        863          796
  Depreciation and amortization    275         306        838          904
  Other rentals and landing fees   266         279        811          822
  Maintenance, materials
   and repairs                     225         190        631          535
  Aircraft rentals                 147         159        443          515
  Food service                     143         158        417          456
  Other operating expenses         503         521      1,518        1,628
  Special charges (credits)        (18)        (24)       (49)          77
  U. S. government grant             -           -          -         (315)
    Total operating expenses     4,846       4,500     14,072       13,843

Operating Income (Loss)            (93)         96          5         (823)

Other Income (Expense)
  Interest income                   18          19         45           40
  Interest expense                (163)       (154)      (485)        (450)
  Interest capitalized              20          15         56           50
  Related party interest - net      (1)          2         (1)           7
  Miscellaneous - net               (6)         (2)       (40)         (13)
                                  (132)       (120)      (425)        (366)

Loss Before Income Taxes          (225)        (24)      (420)      (1,189)
Income tax benefit                   -           -          -            -
Net Loss                         $(225)      $ (24)     $(420)     $(1,189)



The accompanying notes are an integral part of these financial statements.

                                   -1-
AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                           September 30,  December 31,
                                               2004          2003
Assets
Current Assets
  Cash                                      $    111       $   118
  Short-term investments                       2,997         2,474
  Restricted cash and short-term investments     481           527
  Receivables, net                               891           760
  Inventories, net                               481           475
  Other current assets                           256           232
    Total current assets                       5,217         4,586

Equipment and Property
  Flight equipment, net                       12,442        12,803
  Other equipment and property, net            2,336         2,344
  Purchase deposits for flight equipment         277           277
                                              15,055        15,424

Equipment and Property Under Capital Leases
  Flight equipment, net                        1,107         1,279
  Other equipment and property, net               80            86
                                               1,187         1,365

Route acquisition costs and airport
 operating and gate lease rights, net          1,201         1,221
Other assets                                   3,368         3,875
                                            $ 26,028       $26,471
Liabilities and Stockholder's Equity
Current Liabilities
  Accounts payable                          $    982       $   910
  Accrued liabilities                          1,881         1,840
  Air traffic liability                        3,257         2,799
  Payable to affiliates, net                     242           153
  Current maturities of long-term debt           473           465
  Current obligations under capital leases       105           170
    Total current liabilities                  6,940         6,337

Long-term debt, less current maturities        8,991         9,073
Obligations  under  capital  leases,  less
 current obligations                           1,064         1,156
Pension and postretirement benefits            4,733         4,803
Other  liabilities,  deferred  gains   and
 deferred credits                              4,118         4,757

Stockholder's Equity
  Common stock                                     -             -
  Additional paid-in capital                   3,278         3,023
  Accumulated other comprehensive loss          (891)         (893)
  Retained deficit                            (2,205)       (1,785)
                                                 182           345
                                            $ 26,028       $26,471

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                 Nine Months Ended
                                                   September 30,
                                                2004          2003
Net Cash Provided by Operating Activities       $  598        $  292

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                  (266)         (219)
  Net increase in short-term investments          (523)         (721)
  Net decrease in restricted cash and short-
   term investments                                 46           243
  Proceeds from sale of equipment and property      36            41
  Proceeds from sale of interest in Worldspan        -           180
  Other                                            (12)           23
      Net cash used by investing activities       (719)         (453)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                              (410)         (557)
  Proceeds from issuance of long-term debt         180           353
  Funds transferred from affiliates, net           344           422
      Net cash provided by financing activities    114           218

Net (decrease) increase in cash                     (7)           57
Cash at beginning of period                        118           100

Cash at end of period                           $  111         $ 157



Activities Not Affecting Cash

Flight equipment acquired through
 seller financing                               $    -         $ 554
Capital lease obligations incurred              $   10         $ 131
Reductions to capital lease obligations due to
 lease modifications                            $    -         $(127)












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

                               Three Months Ended   Nine Months Ended
                                 September 30,       September 30,
                                 2004      2003      2004      2003
Net loss, as reported           $(225)    $ (24)    $(420)    $(1,189)
Add/(Deduct):  Stock-based
  employee compensation
  expense included in
  reported net loss                (6)        6        10          11
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based methods
  for all awards                  (10)      (23)      (59)        (53)
Pro forma net loss              $(241)    $ (41)    $(469)    $(1,231)

3.As of September 30, 2004, the Company, had commitments to acquire an aggregate of 47 Boeing 737-800s and nine Boeing 777-200ERs in 2006 through 2010. Future payments for all aircraft, including the estimated amounts for price escalation and purchase deposits, will approximate $106 million in 2005, $667 million in 2006 and an aggregate of approximately $2.0 billion in 2007 through 2010.

  The  Company  is subject to environmental issues at various  airport and  non-airport  locations for which it  has  accrued,  in  Accrued liabilities on the accompanying condensed consolidated balance sheets, $70 million and $72 million at September 30, 2004 and December 31, 2003, respectively. Management believes, after considering a number of factors, that the ultimate disposition of these environmental issues is not expected to materially affect the Company's consolidated financial position, results of operations or cash flows. Amounts recorded for environmental issues are based on the Company's current assessments of the ultimate outcome and, accordingly, could increase or decrease as these assessments change.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  In 2003, the Company reached concessionary agreements with certain lessors. Certain of these agreements provide that the Company's obligations under the related leases revert to the original terms if certain events occur prior to December 31, 2005, including: (i) an event of default under the related lease (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $66 million in additional operating lease payments and $54 million in additional payments related to capital leases as of September 30, 2004. These amounts will increase to approximately $119 million in operating lease payments and $111 million in payments related to capital leases prior to the expiration of the provision on December 31, 2005. These amounts are being accounted for as contingent rentals and will only be recognized if they become payable.

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

4.Accumulated   depreciation  of  owned  equipment  and  property   at
  September 30, 2004 and December 31, 2003 was $8.4 billion and $7.8 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 2004 and December 31, 2003 was $1.1 billion.

5.As discussed in Note 8 to the consolidated financial statements in the 2003 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company's deferred tax asset valuation allowance increased $145 million during the nine months ended September 30, 2004 to $1.2 billion as of September 30, 2004.

6.In  February  2004,  American  issued $180  million  of  Fixed  Rate
  Secured Notes due 2009, which bear interest at 7.25 percent. As of September 30, 2004, these notes are secured by certain spare parts (with a net book value of $218 million), and by $39 million in cash collateral (classified as Other assets on the accompanying condensed consolidated financial statements).

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

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  American has a fully drawn $834 million bank credit facility secured by aircraft that expires December 15, 2005. The facility contains a liquidity covenant and an EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and rentals, adjusted for certain non-cash items) to fixed charges (generally, interest and total rentals) ratio covenant (the EBITDAR Covenant). Prior to the amendment described below, the required EBITDAR to fixed charges ratio was 1.3 to 1.0 for the nine-month period ending September 30, 2004, 1.4 to 1.0 for the twelve-month period ending December 31, 2004, and 1.5 to 1.0 for each of the four consecutive calendar quarters ending after December 31, 2004. The liquidity covenant requires American to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments (the Liquidity Covenant). The Company was in compliance with the Liquidity Covenant at September 30, 2004 and expects to continue to comply with this covenant.

  On  September  22,  2004,  American obtained  an  amendment  to  the
  EBITDAR Covenant to lower the required EBITDAR to fixed charges ratio to 1.0 to 1.0 for the nine-month period ending September 30, 2004 and 0.9 to 1.0 for the twelve-month period ending December 31, 2004. The required ratio remains 1.5 to 1.0 for each of the four consecutive calendar quarters ending on or after March 31, 2005. The Company was in compliance with the original EBITDAR Covenant by a narrow margin for the period ending September 30, 2004, and expects to comply with the amended covenant for the period ending December 31, 2004. Without the amendment to the EBITDAR Covenant, the Company believes it would not have been able to comply with the covenant for the twelve-month period ending December 31, 2004. In addition, the Company believes it will be unable to comply with the EBITDAR Covenant for the four-quarter period ending March 31, 2005 and periods ending thereafter.

  The Company plans to refinance the bank credit facility with one or more credit facilities or term loans (collectively, the Replacement Facility). While the Company believes that it should be able to obtain the Replacement Facility on acceptable terms before March 31, 2005, there can be no assurance that it will be able to do so. Failure to comply with the EBITDAR Covenant or the Liquidity Covenant under the existing bank credit facility would result in a default under this facility and - - if the Company did not take steps to cure, obtain a waiver of, or otherwise mitigate the default - - could result in a default under a significant amount of the Company's other debt. The Company anticipates that the Replacement Facility will be secured by the aircraft that secure the existing bank credit facility, as well as by a significant amount of other assets to be pledged by the Company.

  As of September 30, 2004, American has issued guarantees covering approximately $1.3 billion of AMR's unsecured debt. In addition, as of September 30, 2004, American has issued guarantees covering approximately $466 million of AMR Eagle's secured debt.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.The following tables provide the components of net periodic benefit cost for the three and nine months ended September 30, 2004 and 2003 (in millions):

                                         Pension Benefits
                              Three Months Ended   Nine Months Ended
                                September 30,        September 30,
                               2004       2003      2004       2003
  Components of net periodic benefit cost

   Service cost               $  89     $   85      $  268     $  284
   Interest cost                142        138         425        431
   Expected return on assets   (143)      (118)       (427)      (354)
   Amortization of:
     Prior service cost           4          3          11         14
     Unrecognized net loss       15         24          44         82
   Curtailment loss *             -          -           -         46

   Net periodic benefit cost  $ 107     $  132      $  321     $  503

   * Included in Special charges (credits) in the consolidated statement of operations.

                                   Other Postretirement Benefits
                             Three Months Ended     Nine Months Ended
                                September 30,        September 30,
                               2004       2003      2004       2003

  Components of net periodic benefit cost
   Service cost               $  19     $   20      $   57     $   65
   Interest cost                 51         54         152        164
   Expected return on assets     (3)        (2)         (9)        (7)
   Amortization of:
     Prior service cost          (3)        (2)         (8)        (6)
     Unrecognized net loss        2          5           6         15

   Net periodic benefit cost  $  66     $   75      $  198     $  231

  As of September 30, 2004, the Company had contributed the entire $461 million it expects to contribute to its defined benefit pension plans in 2004. The Company expects to contribute a minimum of $421 million to its defined benefit pension plans in 2005. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004, which was enacted in April 2004 (the 2004 Pension
  Act).

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

8.During the last few years, as a result of the events of September 11, 2001 and the Company's restructuring activities, the Company has recorded a number of special charges. During the nine months ended September 30, 2004 and 2003, the Company recorded the following to Special charges (credits):

                                                    Amount
               Description of Charge              (millions)

   2004

   Aircraft charges

   Adjusted prior accruals for lease return and
   other costs due to lower than anticipated
   lease return costs                               $(20)

   Employee charges

   Adjusted prior accruals for severance costs
   related to the 2003 Management Reductions and
   Labor Agreements* due to fewer furloughs than
   anticipated resulting from the Company's
   operational requirements and the volume of
   pilot retirements                                $(11)

   Facility exit costs

   Adjusted prior accruals for future lease
   commitments upon completion of a space
   reevaluation done in connection with the
   occupation of some of the space by another
   carrier                                          $(18)

   2003

   Aircraft charges

   Retired Boeing 757 leased aircraft and accrued future lease commitments and lease return costs $ 39


   Adjusted prior accruals for lease return and
   other costs                                       (20)
                                                    $ 19

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

                                                    Amount
             Description of Charge                (millions)

   2003

   Employee charges

   Reduced approximately 8,000 jobs across all
   work groups in conjunction with the Management
   Reductions and the Labor Agreements.  Accrued
   primarily severance costs.                        $ 60

   Recognized curtailment loss**                       46

   Accrued severance charges related to the 2002
   workforce reduction                                 25

   Reduced vacation accrual to reflect new lower
   pay scales and maximum vacation caps and wrote-
   off a note receivable from one of the
   Company's three major unions in conjunction
   with the Labor Agreements and the Management
   Reductions                                         (59)

   Other                                                4
                                                    $  76
   Facility exit costs

   Accrued the fair value of future lease
   commitments and wrote-off certain prepaid
   rental amounts and leasehold improvements
   related to certain excess airport space          $  45

   Other                                                5
                                                    $  50

  * In February 2003, American asked its employees for approximately $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. In April 2003, American reached agreements with its three major unions (the Labor Agreements) to achieve these savings and also implemented various reductions in the pay plans and benefits for non-
    unionized  personnel,  including  officers  and   other
    management (the Management Reductions).

 ** As a result of workforce reductions related to the Labor Agreements and Management Reductions, the Company recognized a curtailment loss of $46 million related to its defined benefit pension plans, in accordance with Statement of Financial Accounting Standards No. 88,
    "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination
    Benefits" (SFAS 88).

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  Other

  As part of the Vendor Agreements discussed in Note 2 to the consolidated financial statements in the 2003 Form 10-K, in 2003, American sold 33 Fokker 100 aircraft (with a minimal net book value), issued a $23 million non-interest-bearing note, payable in installments and maturing in December 2010, entered into short-term leases on these aircraft and issued shares of AMR common stock. In exchange, approximately $130 million of debt related to certain of the Fokker 100 aircraft was retired. However, the agreement contains provisions that would require American to repay additional amounts of the original debt if certain events occur prior to December 31, 2005, including: (i) an event of default (which generally occurs only if a payment default occurs), (ii) an event of loss with respect to the related aircraft, (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code or (iv) the Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. As a result of this transaction, including the sale of the 33 Fokker 100 aircraft, and the termination of the Company's interest rate swap agreements related to the debt that has been retired, the Company recognized a gain of approximately $68 million in the third quarter of 2003, which was recorded as a component of Special charges (credits) in the accompanying condensed consolidated financial statements. If the certain events described above do not occur, the Company expects to recognize an additional gain of approximately $37 million in December 2005.

  The   following  table  summarizes  the  changes  in  the  remaining accruals for special charges (in millions):

                          Aircraft   Facility    Employee
                          Charges   Exit Costs    Charges    Total
     Remaining accrual at
      December 31, 2003   $  194    $   56       $  26       $ 276
     Adjustments             (20)      (18)        (11)        (49)
     Payments                (47)       (7)        (11)        (65)
     Remaining accrual at
      September 30, 2004  $  127    $   31       $   4       $ 162

  Cash outlays related to the accruals, as of September 30, 2004, for aircraft charges, facility exit costs and employee charges will occur through 2014, 2018 and 2004, respectively.

  U.S. Government Grant

  In April 2003, the President signed the Emergency Wartime Supplemental Appropriations Act, which included provisions authorizing payment of $2.3 billion to reimburse air carriers for increased security costs in proportion to the amounts each carrier had paid in passenger security and air carrier security fees to the Transportation Security Administration (the Security Fee Reimbursement). The Company's Security Fee Reimbursement was $315 million (net of payments to American Eagle Airlines, Inc., Executive Airlines, Inc. and independent regional affiliates) and is included in U.S. government grant in the accompanying consolidated statement of operations.

9.In September 2004, the Company reduced both its accident liabilities and related receivables by $417 million based on revised estimates from its insurance carriers due primarily to the expiration of certain statutes of limitations. These insurance receivables and liabilities are classified as Other assets and Other liabilities and deferred credits on the accompanying condensed consolidated balance sheets, respectively.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting, changes in minimum pension liabilities and unrealized gains and losses on available-for-sale securities in comprehensive loss. In the second quarter of 2003, as a result of the Labor Agreements and Management Reductions discussed in Note 8 in this Form 10-Q, the Company remeasured its defined benefit plans. In conjunction with the remeasurement the Company recorded an increase in its minimum pension liability, which resulted in an additional charge to stockholder's equity as a component of other comprehensive loss of $334 million.

  For the three months ended September 30, 2004 and 2003, comprehensive loss was $205 million and $46 million, respectively, and for the nine months ended September 30, 2004 and 2003, comprehensive loss was $418 million and $1.6 billion, respectively. The difference between net loss and comprehensive loss for the three and nine months ended September 30, 2004 and the three months ended September 30, 2003 is due primarily to the accounting for the Company's derivative financial instruments. The difference between net loss and comprehensive loss for the nine months ended September 30, 2003 is due primarily to the adjustment to the Company's minimum pension liability and the accounting for the Company's derivative financial instruments.

11.American  classifies  certain  receivables  from  its  parent   and
  affiliates against Additional paid-in capital. In February 2004, AMR transferred the proceeds from the 4.50 Notes to American, reducing American's receivable from AMR by approximately $315 million. As of September 30, 2004, the Company classified a $128 million receivable from its parent against Additional paid-in capital on the accompanying condensed consolidated balance sheet. Comparatively, as of December 31, 2003, the Company classified a $383 million receivable from its parent against Additional paid-in capital on the accompanying condensed consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "indicates," "believes," "forecast," "guidance," "outlook" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, future financing plans and needs, overall economic conditions, plans and objectives for future operations, and the impact on the
Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Forward-looking statements are subject to a number of risk factors that could cause the Company's actual results to differ materially from the Company's expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: changes in economic, business and financial conditions; the Company's substantial indebtedness; continued high fuel prices and the availability of fuel; further increases in the price of fuel; the residual effects of the war in Iraq; conflicts in the Middle East or elsewhere; the highly competitive business environment faced by the Company, with increasing competition from low cost carriers and bankrupt carriers and historically low fare levels (which could result in a further deterioration of the revenue environment); the ability of the Company to implement its restructuring program and the effect of the program on operational performance and service levels; uncertainties with respect to the Company's international operations; changes in the Company's business strategy; actions by U.S. or foreign government agencies; the possible occurrence of additional terrorist attacks; another outbreak of a disease (such as SARS) that affects travel behavior; uncertainties with respect to the Company's relationships with unionized and other employee work groups; the ability of the Company to satisfy existing financial or other covenants in certain of its credit agreements; the availability of future financing (including the proposed Replacement Facility described in Note 6 to the accompanying condensed consolidated financial statements); the ability of the Company to reach acceptable agreements with third parties; and increased insurance costs and potential reductions of available insurance coverage. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the 2003 Form 10-K.

Overview

The Company incurred a $225 million net loss during the third quarter of 2004 compared to a net loss of $24 million in the same period last year. This loss occurred in what is typically the Company's strongest quarter. Over the course of the quarter, the Company's results deteriorated primarily due to the continuing increase in fuel prices and secondarily due to a weakening of the revenue environment.

The Company's operating and financial results are significantly affected by the price of jet fuel. Fuel price increases during the quarter resulted in a year-over-year increase of 40.4 cents per gallon for American's mainline operations for the third quarter. This price increase negatively impacted fuel expense by $312 million during the quarter, based on mainline fuel consumption of 773 million gallons. Continuing high fuel prices, additional increases in the price of fuel, or disruptions in the supply of fuel, would further adversely affect the Company's financial condition and results of operations.

Mainline unit revenues (passenger revenue per available seat mile) declined 2.5 percent during the third quarter due to a 4.8 percent decrease in passenger yield (passenger revenue per passenger mile) compared to the same period in 2003. For the current period, passenger yield declined from already depressed levels. The Company believes this decline in passenger yield is due in large part to a corresponding decline in the Company's pricing power. The Company's reduced pricing power is the product of several factors, including: greater cost sensitivity on the part of travelers (particularly business travelers); greater competition from low-cost carriers; significant increases in overall capacity in 2004 that have exceeded the growth in demand; and more frequent and more deeply discounted fare sales initiated by competitors, including competitors currently operating under the protection of Chapter 11 of the Bankruptcy Code. The Company's third quarter 2004 results were also adversely impacted by hurricanes.

In the face of these additional challenges, the Company is undertaking a number of new initiatives designed to generate additional revenues and reduce costs. Examples include:

- American will continue its expansion in the Asia/Pacific market, launching daily nonstop service between Chicago and Nagoya, Japan on April 3, 2005 and resuming daily nonstop service between Dallas/Fort Worth and Osaka, Japan on November 1, 2005. American is also vigorously seeking authority to begin nonstop service between Chicago and Shanghai, China, starting on May 1, 2005.

- American will begin adding additional seats to its McDonnell Douglas MD-80, Boeing 737 and Boeing 767 aircraft in January 2005 and its Boeing 777 aircraft in October 2005. The additional seats will allow American to increase its revenues while still offering customers better-than-industry-average legroom.

- American has decided to withdraw capacity equivalent to 15 narrow-body aircraft in 2005.

- American will expand the simplification experiment it launched in Chicago in the summer of 2004, in which aircraft types are assigned to certain stations and crew and aircraft are scheduled together. This approach will be implemented throughout American's system in 2005.

- Other revenue initiatives include: ticketing fees ($5 for tickets purchased through U.S. reservations offices and $10 for tickets bought at U.S. airport locations); a $250 nonrefundable co-payment for AAdvantage mileage Upgrade Awards when used with certain discount fares; and fare actions in certain markets. Additionally, the U.S. Department of Transportation recently issued a favorable ruling, allowing U.S. carriers to apply fuel surcharges to all of their international routes, which should further improve revenue.

The Company's ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of risk factors, many of which are largely beyond the
Company's control. Some of the risk factors that affect the Company's business and financial results are referred to under "Forward-Looking Information" above and are discussed in the Risk Factors listed in Item 7 (on pages 26-29) in the 2003 Form 10-K. As the Company seeks to improve its financial condition, it must continue to take steps to generate additional revenues and significantly reduce its costs. However, it will be very difficult for the Company to become profitable and continue to fund its obligations on an ongoing basis if the revenue environment does not improve and fuel prices remain at historically high levels for an extended period.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Short-Term Investments and Restricted Assets

American ended the quarter with $3.1 billion of cash and short-term investments (and an additional $481 million in restricted cash and short-term investments). As of the date of this Form 10-Q, the Company believes it should be able to refinance its fully drawn bank credit facility discussed below and have sufficient liquidity to fund its operations for the foreseeable future. Nevertheless, American remains heavily indebted and has significant obligations due in 2005 and thereafter, as described more fully below and under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Form 10-K.

Credit Facility

American has a fully drawn $834 million bank credit facility secured by aircraft that expires December 15, 2005. The facility contains a liquidity covenant and an EBITDAR (generally, earnings before interest, taxes, depreciation, amortization and rentals, adjusted for certain non-cash items) to fixed charges (generally, interest and total rentals) ratio covenant (the EBITDAR Covenant). Prior to the amendment described below, the required EBITDAR to fixed charges ratio was 1.3 to 1.0 for the nine-month period ending September 30, 2004,
1.4  to 1.0 for the twelve-month period ending December 31, 2004,  and
1.5 to 1.0 for each of the four consecutive calendar quarters ending after December 31, 2004. The liquidity covenant requires American to maintain a minimum level of $1.0 billion of unrestricted cash and short-term investments (the Liquidity Covenant). The Company was in compliance with the Liquidity Covenant at September 30, 2004 and expects to continue to comply with this covenant.

On September 22, 2004, American obtained an amendment to the EBITDAR Covenant to lower the required EBITDAR to fixed charges ratio to 1.0 to 1.0 for the nine-month period ending September 30, 2004 and 0.9 to
1.0  for  the  twelve-month  period ending  December  31,  2004.   The
required ratio remains 1.5 to 1.0 for each of the four consecutive calendar quarters ending on or after March 31, 2005. The Company was in compliance with the original EBITDAR Covenant by a narrow margin for the period ending September 30, 2004, and expects to comply with the amended covenant for the period ending December 31, 2004. Without the amendment to the EBITDAR Covenant, the Company believes it would not have been able to comply with the covenant for the twelve-month period ending December 31, 2004. In addition, the Company believes it will be unable to comply with the EBITDAR Covenant for the four-quarter period ending March 31, 2005 and periods ending thereafter.

The Company plans to refinance the bank credit facility with one or more credit facilities or term loans (collectively, the Replacement Facility). While the Company believes that it should be able to obtain the Replacement Facility on acceptable terms before March 31, 2005, there can be no assurance that it will be able to do so. Failure to comply with the EBITDAR Covenant or the Liquidity Covenant under the existing bank credit facility would result in a default under this facility and - - if the Company did not take steps to cure, obtain a waiver of, or otherwise mitigate the default - - could result in a default under a significant amount of the Company's other debt. The Company anticipates that the Replacement Facility will be secured by the aircraft that secure the existing bank credit facility, as well as by a significant amount of other assets to be pledged by the Company.

Significant Indebtedness and Future Financing

During  2001,  2002  and  2003, the Company  raised  an  aggregate  of approximately $8.4 billion of financing mostly to fund capital commitments (mainly for aircraft and ground properties) and operating losses. During the nine months ended September 30, 2004, the Company raised an additional $180 million of financing to fund capital commitments and for general corporate purposes, and ended the period with $3.1 billion of unrestricted cash and short-term investments compared with $2.6 billion at December 31, 2003. As of the date of this Form 10-Q, the Company believes that it should be able to refinance its existing fully drawn bank credit facility and have sufficient liquidity to fund its operations for the foreseeable future, including capital expenditures and other contractual obligations. However, to maintain sufficient liquidity as the Company seeks to return to profitability, the Company will need access to additional funding in the future. The Company's possible future
financing   sources  primarily  include:  (i)  a  limited  amount   of
additional  secured  aircraft debt (virtually  all  of  the  Company's
Section 1110-eligible aircraft are encumbered), (ii) debt secured by other assets, (iii) securitization of future operating receipts, (iv) sale-leaseback transactions involving owned aircraft and (v) the sale of certain assets (including the Company's interest in Orbitz, Inc. (Orbitz), a travel planning website - - see discussion below). However, the availability and level of these financing sources cannot be assured, particularly in light of high fuel prices, historically weak revenues, the financial difficulties being experienced in the airline industry and the fact that the Company now has far fewer unencumbered assets available than it has had in the past. In addition, the Company expects to pledge additional assets to secure the Replacement Facility, as described above.

On September 29, 2004, Cendant Corporation announced a tender offer for all shares of Orbitz at $27.50 per share. American owns approximately 6.7 million shares of Orbitz. The estimated proceeds to American if the transaction is consummated are $185 million. The tender offer is still subject to regulatory and other approvals and conditions and may not occur in the fourth quarter or at all. If and when this transaction is completed, the Company expects to recognize a gain of approximately $145 million.

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

Other Operating and Investing Activities

The Company's cost savings initiatives resulted in improved cash flow from operations during the nine months ended September 30, 2004, compared to the same period in 2003. Net cash provided by operating activities in the nine-month period ended September 30, 2004 was $598 million, an increase of $306 million over the same period in 2003. Net cash provided by operating activities for the nine months ended September 30, 2003 included the receipt of a $515 million federal tax refund and the receipt of $315 million from the U.S. government under the Appropriations Act, offset by $216 million of redemption payments under operating leases for special facility revenue bonds.

Pension Funding Obligation

As of September 30, 2004, the Company had contributed the entire $461 million it expects to contribute to its defined benefit pension plans in 2004. The Company expects to contribute a minimum of $421 million to its defined benefit pension plans in 2005. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the 2004 Pension Act.

RESULTS OF OPERATIONS

Overview

The Company's operating income (loss) and net loss worsened during the three months ended September 30, 2004 compared to the same period in 2003, but improved for the nine months ended September 30, 2004 compared to the same period in 2003.

(in millions)             Three Months Ended         Nine Months Ended
                             September 30,             September 30,
                        2004    2003     Change    2004     2003    Change
Operating Income (Loss) $ (93)   $ 96     $(189)   $   5   $  (823) $ 828
Net Loss                $(225)   $(24)    $(201)   $(420)  $(1,189) $ 769

As discussed above, the year-over-year decline in the Company's operating results for the third quarter is largely due to the continuing increase in fuel costs and the weak revenue environment. The year-over-year improvement in the Company's operating results for the nine months ended September 30, 2004 reflects the benefit of the cost reduction initiatives in the Company's restructuring program, which is described more fully under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003 Form 10-K, dampened by the increase in fuel costs.

For the Nine Months Ended September 30, 2004 and 2003

Revenues

The Company's revenues increased approximately $1.1 billion, or 8.1 percent, to $14.1 billion for the nine months ended September 30, 2004 from the same period last year. American's passenger revenues increased by 6.2 percent, or $668 million, on a capacity (available seat mile) (ASM) increase of 5.9 percent. American's passenger load factor increased 1.7 points to 75.0 percent while passenger revenue yield per passenger mile decreased by 1.9 percent to 11.61 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 0.3 percent to 8.70 cents. Following is additional information regarding American's domestic and international RASM and capacity:

                       Nine Months Ended September 30, 2004
                        RASM      Y-O-Y     ASMs      Y-O-Y
                       (cents)   Change   (billions) Change
   Domestic              8.53    (1.2)%      89.0      1.5%
   International         9.06     3.6        42.1     16.5
      Latin America      8.86    (2.9)       21.1     20.2
      Europe             9.37     9.0        17.0      9.7
      Pacific            8.78    19.8         4.0     29.9

Regional affiliates' passenger revenues, which are based on industry standard mileage proration agreements for flights connecting to American flights, increased $301 million, or 27.1 percent, to $1.4 billion as a result of increased capacity and load factors. Regional affiliates' traffic increased 33.3 percent to 5.4 billion revenue passenger miles (RPMs), while capacity increased 26.6 percent to 8.0 billion ASMs, resulting in a 3.4 point increase in passenger load factor to 67.3 percent.

Cargo revenues increased 10.5 percent, or $43 million, primarily due to a 10.1 percent increase in cargo ton miles.

Operating Expenses

The Company's total operating expenses increased 1.7 percent, or $229 million, to $14.1 billion for the nine months ended September 30, 2004 compared to the same period in 2003. American's mainline operating expenses per ASM in the nine months ended September 30, 2004 decreased
5.5 percent compared to the same period in 2003 to 9.56 cents. This decrease in operating expenses per ASM is due primarily to the Company's cost savings initiatives and occurred despite the receipt of a grant from the U.S. government in 2003 and a 29.1 percent increase in American's price per gallon of fuel in the nine months ended September 30, 2004 relative to the same period in 2003.

   (in millions)                Nine Months
                                   Ended     Increase/
                               September 30, (Decrease) Percentage
   Operating Expenses              2004      from 2003  Change

   Wages, salaries and benefits $ 4,670      $ (665)    (12.5)%  (a)
   Aircraft fuel                  2,565         624      32.1    (b)
   Regional carrier payments      1,365         216      18.8    (c)
   Commissions, booking fees
    and credit card expense         863          67       8.4
   Depreciation and amortization    838         (66)     (7.3)
   Other rentals and landing fees   811         (11)     (1.3)
   Maintenance, materials
    and repairs                     631          96      17.9    (d)
   Aircraft rentals                 443         (72)    (14.0)   (e)
   Food service                     417         (39)     (8.6)
   Other operating expenses       1,518        (110)     (6.8)
   Special charges (credits)        (49)       (126)       NM    (f)
   U.S. government grant              -         315        NM    (g)
   Total operating expenses    $ 14,072      $  229       1.7%

(a)Wages, salaries and benefits decreased due to lower wage rates and reduced headcount primarily as a result of the Labor Agreements and Management Reductions, discussed in the Company's 2003 Form 10-K, which became effective in the second quarter of 2003. This decrease was offset to some degree by increased headcount related to capacity increases.
(b)Aircraft fuel expense increased primarily due to a 29.1 percent increase in American's price per gallon of fuel (net of the impact of fuel hedging) and a 2.3 percent increase in American's fuel consumption.
(c)Regional payments increased primarily due to the 26.6 percent increase in Regional Affiliates' capacity.
(d)Maintenance, materials and repairs increased primarily due to increased aircraft utilization, the benefit from retiring aircraft subsiding and increases in contractual rates in certain flight hour agreements for outsourced aircraft engine maintenance.
(e)Aircraft rentals decreased primarily due to the removal of leased aircraft from the fleet in the second half of 2003 as part of the Company's restructuring initiatives and concessionary agreements with certain lessors, which reduced future lease payment amounts and resulted in the conversion of 30 operating leases to capital leases in the second quarter of 2003.
(f)Special charges (credits) for the nine months ended September 30,
   2004 included the reversal of reserves previously established for aircraft return costs of $20 million, facility exit costs of $18 million and employee severance of $11 million. Special charges (credits) for the nine months ended September 30, 2003 included (i) a $68 million gain resulting from a transaction involving 33 of the Company's Fokker 100 aircraft and related debt, (ii) $76 million in employee charges, (iii) $50 million in facility exit costs and (iv) $39 million related to aircraft charges offset by a $20 million reversal of reserves previously established for aircraft return costs (see Note 8 to the accompanying condensed consolidated financial statements).
(g)U.S.  government grant for 2003 included the receipt of  $315 million from the U.S. government under the Appropriations Act.

Other Income (Expense)

Other income (expense), historically a net expense, increased $59 million due primarily to the following: Interest expense increased $35 million, or 7.8 percent, resulting primarily from the increase in the Company's long-term debt. Miscellaneous-net increased $27 million, due primarily to the accrual during the first quarter of 2004 of a $23 million award rendered by an independent arbitrator and relating to a grievance filed by the Allied Pilots Association.

Income Tax

The Company did not record a net tax benefit associated with its losses for the nine months ended September 30, 2004 and 2003 due to the Company providing a valuation allowance, as discussed in Note 5 to the accompanying condensed consolidated financial statements.

Outlook

As discussed in the Overview section on page 12 in this Form 10-Q, the Company's results deteriorated over the course of the third quarter primarily due to the continuing increase in fuel prices and secondarily due to a weakening of the revenue environment. At this time, the Company believes it is unlikely that fuel prices will decrease meaningfully in the fourth quarter. Thus, the Company expects to face continued high fuel prices in a quarter that is typically seasonally weak from a revenue perspective. As a result, the Company expects to incur a fourth quarter 2004 loss significantly larger than its third quarter 2004 loss of $225 million.

In addition, the Company expects that the initiatives discussed in the Overview section on page 13 in this Form 10-Q may result in some special charges being recognized in the fourth quarter. The amount and scope of these special charges are not known at the present time. In addition, the Company expects to recognize a gain on the sale of the Company's interest in Orbitz, which is discussed in the Liquidity and Capital Resources section on page 15 in this Form 10-Q. However, the closing date for the sale of the Company's interest in Orbitz is not known at the present time and it may not occur in the fourth quarter or at all.

Capacity for American's mainline jet operations is expected to increase about 3.5 percent in the fourth quarter of 2004 compared to the fourth quarter of 2003, and American's mainline unit costs in the fourth quarter of 2004 is expected to be approximately 10.3 cents, a
0.6 percent year-over-year increase. American's average fuel price per gallon in the fourth quarter of 2004 is expected to be approximately $1.53 per gallon, a 73.5 percent year-over-year increase.

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

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil swap and option contracts. Market risk is estimated as a hypothetical 10 percent increase in the September 30, 2004 cost per gallon of fuel. Based on projected 2004 and 2005 fuel usage through September 30, 2005, such an increase would result in an increase to aircraft fuel expense of approximately $456 million in the remainder of 2004 and the first nine months of 2005, inclusive of the impact of fuel hedge instruments outstanding at September 30, 2004, and assumes the Company's fuel hedging program remains effective under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Comparatively, based on projected 2004 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $247 million in 2004, inclusive of fuel hedge instruments outstanding as of December 31, 2003. The change in market risk is due to the increase in fuel prices and a decrease in the amount of fuel hedged.

As of September 30, 2004, the Company had hedged, with crude oil option contracts, approximately four percent of its estimated fourth quarter 2004 fuel requirements at an average of $30 per barrel and an insignificant percentage of its estimated 2005, 2006 and 2007 fuel requirements.

Item 4.  Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. During the quarter ending on September 30, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Four cases (each being a purported class action) have been filed against American arising from the disclosure of passenger name records by a vendor of American. The cases are: Kimmell v. AMR, et al. (U.
S. District Court, Texas), Baldwin v. AMR, et al. (U. S. District Court, Texas), Rosenberg v. AMR, et al. (U. S. District Court, New
York) and Anapolsky v. AMR, et al. (U.S. District Court, New York). The Kimmell suit was filed in April 2004. The Baldwin and Rosenberg cases were filed in May 2004. The Anapolsky suit was filed in September 2004. The suits allege various causes of action, including but not limited to, violations of the Electronic Communications Privacy Act, negligent misrepresentation, breach of contract and violation of alleged common law rights of privacy. In each case plaintiffs seek statutory damages of $1000 per passenger, plus additional unspecified monetary damages. The Company is vigorously defending these suits and believes the suits are without merit.

Item 5.  Other Information

Relationship with Ernst & Young LLP

Ernst & Young LLP ("Ernst & Young") is the Company's independent auditor. Ernst & Young recently notified the SEC, the Public Company Accounting Oversight Board and the Audit Committee of the Company's Board of Directors that certain non-audit work it has performed in China and Taiwan has raised questions regarding Ernst & Young's independence with respect to its performance of audit services for the Company.

Ernst & Young has disclosed that through January 2003 its affiliates in China and Taiwan held employment tax related funds and made payment of such funds to the applicable taxing authorities for a few employees of American who worked in these countries. The total amount of the funds transferred by Ernst & Young to the taxing authority was less then $150,000 in any one year. For these services, the fees paid to Ernst & Young were under $5,000 in any year. All such services were discontinued in January 2003.

Under the SEC's rules regarding auditor independence, a company's independent auditor is not permitted to have custody of an audit client's assets.

These services are no longer performed by Ernst & Young for the Company and/or American. Both the Audit Committee and Ernst & Young have considered the effect these services may have had on Ernst & Young's independence. The conclusion reached by the Audit Committee and Ernst & Young is that the services have had no impact on Ernst & Young's independence. The Audit Committee reached this conclusion by considering the de minimis nature of the fees for the services, the insignificant amounts of the funds involved, the administrative nature of the services and the fact that there are no operations in these locations subject to the audit of our consolidated financial statements.

The Audit Committee will continue to evaluate and review matters that are relevant to the maintenance of Ernst & Young's independence.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 2004 and 2003.

31.1 Certification of Chief Executive Officer pursuant to  Rule  13a-
     14(a).

31.2 Certification of Chief Financial Officer pursuant to  Rule  13a-
     14(a).

32 Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Form 8-Ks filed under Item 5 - Other Events or Item 8.01 - Other Events

On July 9, 2004, American filed a report on Form 8-K to provide a press release issued to report June traffic for American Airlines, Inc.

On August 3, 2004, American filed a report on Form 8-K to provide a press release issued to report July traffic for American Airlines, Inc.

On August 26, 2004, American filed a report on Form 8-K to provide AMR's Eagle Eye communication to investors. The document included actual fuel cost, unit cost and capacity and traffic information for July as well as current fuel cost, unit cost and capacity and traffic forecasts for August, September, the third quarter and the full year 2004.

On September 3, 2004, American filed a report on Form 8-K to provide a press release issued to report August traffic for American Airlines, Inc.

On September 22, 2004, American filed a report on Form 8-K to provide AMR's Eagle Eye communication to investors. The document included (a) actual fuel price, unit cost and capacity and traffic information for July and August, (b) forecasts of unit cost and revenue performance, fuel prices, capacity estimates, liquidity expectations, other income/expense estimates, statements regarding the Company's future financing activities, and statements regarding the Company's liquidity and (c) information regarding the fully drawn $834 million credit facility of American Airlines, Inc.

Form 8-Ks filed under Item 12 - Disclosure of Results of Operations and Financial Condition

On July 21, 2004, American furnished a report on Form 8-K to furnish a press release issued by AMR to announce its second quarter 2004 results.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  October 21, 2004        BY: /s/ James A. Beer
                               James A. Beer
                               Senior Vice President and Chief
                               Financial Officer
                               (Principal Financial  and
                               Accounting Officer)