Form 10-Q
period 2005-03-31
AMERICAN AIRLINES INC
filed 2005-04-21
CIK 4515

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2005.


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


Common Stock, $1 par value - 1,000 shares as of April 15, 2005.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.


                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three months ended March 31, 2005 and 2004

  Condensed  Consolidated  Balance  Sheets  --  March  31,  2005  and
  December 31, 2004

  Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2005 and 2004

  Notes  to Condensed Consolidated Financial Statements -- March  31, 2005

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


SIGNATURE









           PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

                                             Three Months Ended
                                                 March 31,
                                             2005           2004
Revenues
    Passenger                              $ 3,841         $ 3,678
    Regional Affiliates                        451             420
    Cargo                                      151             148
    Other revenues                             294             257
      Total operating revenues               4,737           4,503


Expenses
  Wages, salaries and benefits               1,502           1,521
  Aircraft fuel                                996             748
  Regional payments to AMR Eagle               473             393
  Other rentals and landing fees               273             275
  Commissions, booking fees and credit
   card expense                                271             288
  Depreciation and amortization                245             285
  Maintenance, materials and repairs           192             196
  Aircraft rentals                             143             148
  Food service                                 123             136
  Other operating expenses                     563             538
    Total operating expenses                 4,781           4,528

Operating Loss                                 (44)            (25)

Other Income (Expense)
  Interest income                               35              14
  Interest expense                            (175)           (160)
  Interest capitalized                          22              17
  Related party interest - net                  (2)              -
  Miscellaneous - net                           (7)            (28)
                                              (127)           (157)

Loss Before Income Taxes                      (171)           (182)
Income tax                                       -               -
Net Loss                                   $  (171)         $ (182)










The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                               March 31,      December 31,
                                                 2005            2004
Assets
Current Assets
  Cash                                        $    147        $   117
  Short-term investments                         2,883          2,787
  Restricted cash and short-term investments       483            478
  Receivables, net                               1,015            821
  Inventories, net                                 450            450
  Other current assets                             347            233
    Total current assets                         5,325          4,886

Equipment and Property
  Flight equipment, net                         12,183         12,304
  Other equipment and property, net              2,390          2,365
  Purchase deposits for flight equipment           277            277
                                                14,850         14,946

Equipment and Property Under Capital Leases
  Flight equipment, net                            999          1,016
  Other equipment and property, net                 85             82
                                                 1,084          1,098

Route acquisition costs and airport operating
and gate lease rights, net                       1,188          1,194
Other assets                                     3,311          3,338
                                              $ 25,758        $25,462
Liabilities and Stockholder's Equity (Deficit)
Current Liabilities
  Accounts payable                            $  1,064        $   945
  Accrued liabilities                            1,883          1,853
  Air traffic liability                          3,687          3,183
  Payable to affiliates, net                       349            359
  Current maturities of long-term debt             477            475
  Current obligations under capital leases         126            104
    Total current liabilities                    7,586          6,919

Long-term debt, less current maturities          8,695          8,787
Obligations under capital leases, less
 current obligations                               989          1,061
Pension and postretirement benefits              4,713          4,743
Other liabilities, deferred gains and
 deferred credits                                4,034          4,057

Stockholder's Deficit
  Common stock                                       -              -
  Additional paid-in capital                     3,245          3,273
  Accumulated other comprehensive loss            (727)          (772)
  Accumulated deficit                           (2,777)        (2,606)
                                                  (259)          (105)
                                              $ 25,758        $25,462


The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                             Three Months Ended March 31,
                                                  2005         2004

Net Cash Provided by Operating Activities       $  413        $   298

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
   deposits for flight equipment                  (106)           (79)
  Net increase in short-term investments           (96)          (584)
  Net (increase) decrease in restricted
   cash and short-term investments                  (5)            26
  Proceeds from sale of equipment and property       2             10
  Other                                              2            (12)
        Net cash used by investing activities     (203)          (639)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                              (143)          (129)
  Proceeds from issuance of long-term debt           -            180
  Funds transferred (to) from affiliates, net      (37)           321
        Net cash (used) provided by
         financing activities                     (180)           372

Net increase in cash                                30             31
Cash at beginning of period                        117            118

Cash at end of period                           $  147        $   149


Activities Not Affecting Cash

Capital lease obligations incurred              $    9        $    -























The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.The   accompanying   unaudited  condensed   consolidated   financial
  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. American Airlines, Inc. (American or the Company) is a wholly owned subsidiary of AMR Corporation (AMR). For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. Annual Report on Form 10-K for the year ended December 31, 2004 (2004 Form 10-K). Certain amounts have been reclassified to conform with the 2005 presentation.

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

                                            Three Months Ended March 31,
                                                  2005        2004
  Net loss, as reported                         $(171)      $(182)
  Add:  Stock-based employee compensation
     expense included in reported net loss          6          11
  Deduct:  Total stock-based employee
        compensation expense determined under
        fair value based methods for all awards   (21)        (27)
  Pro forma net loss                            $(186)      $(198)


  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective for public companies beginning with the first annual period that begins after June 15, 2005 (January 1, 2006 for AMR and American). Under SFAS 123(R),
  the Company will recognize compensation expense for its participation in AMR's stock-based compensation plans for the portion of outstanding awards for which service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The Company has not completed its evaluation of the impact of SFAS 123(R) on its financial statements.

3.As of March 31, 2005, the Company had commitments to acquire two
  Boeing 777-200ERs in 2006 and an aggregate of 47 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $102 million in 2006 and an aggregate of approximately $3.1 billion in 2011 through 2016.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  In 2003, the Company reached concessionary agreements with certain lessors. Certain of these agreements provide that the Company's obligations under the related leases will revert to the original terms if certain events occur prior to December 31, 2005, including: (i) an event of default under the related lease (which generally occurs only if a payment default occurs); (ii) an event of loss with respect to the related aircraft; (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code; or (iv) the Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $94 million in additional operating lease payments and $119 million in additional payments related to capital leases as of March 31, 2005. These amounts will increase by approximately $17 million prior to the expiration of the provision on December 31, 2005. These amounts are being accounted for as contingent rentals and will only be recognized if they become payable.

4.Accumulated depreciation of owned equipment and property at March 31,
  2005  and December 31, 2004 was $9.0 billion and $8.8  billion,
  respectively.   Accumulated amortization of equipment  and  property
  under capital leases at March 31, 2005 and December 31, 2004 was $994 million and $984 million, respectively.

  Effective January 1, 2005, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of its Boeing 737-800, Boeing 757-200 and McDonnell Douglas MD-80 aircraft from 25 to 30 years. As a result of this change, depreciation and amortization expense and net loss were reduced by approximately $27 million for the three months ended March 31, 2005.

5.As discussed in Note 8 to the consolidated financial statements in the 2004 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company's deferred tax asset valuation allowance increased $43 million during the three months ended March 31, 2005 to $1.3 billion as of March 31, 2005.

6.As  of  March  31,  2005,  American has issued  guarantees  covering approximately $1.3 billion of AMR's unsecured debt. In addition, as of March 31, 2005, AMR and American have issued guarantees covering approximately $447 million of American Eagle Airlines, Inc. secured debt.

7.The following table provides the components of net periodic benefit cost for the three months ended March 31, 2005 and 2004 (in millions):
                                                        Other Postretirement
                                  Pension Benefits            Benefits
                                  2005         2004         2005     2004

  Components of net periodic
   benefit cost

   Service cost                 $   92        $  89        $   18   $   19
   Interest cost                   152          142            50       51
   Expected return on assets      (165)        (142)           (3)      (3)
   Amortization of:
    Prior service cost               4            4            (2)      (3)
    Unrecognized net loss           13           14             -        2

   Net periodic benefit cost    $   96        $ 107        $   63    $  66

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  The Company expects to contribute approximately $310 million to its defined benefit pension plans in 2005. The Company's estimate of its defined benefit pension plan contributions reflects the provisions of the Pension Funding Equity Act of 2004. The effect of the Pension Funding Equity Act was to defer (to 2006 and later years) a portion of the minimum required contributions that would have been due for the 2004 and 2005 plan years. Of the $310 million the Company expects to contribute to its defined benefit pension plans in 2005, the Company contributed approximately $138 million during the three months ended March 31, 2005.

8.During  the  last few years, as a result of the events of  September
  11, 2001, the depressed revenue environment, high fuel prices and the Company's restructuring activities, the Company has recorded a number of special charges. The following table summarizes the changes since December 31, 2004 in the remaining accruals for these charges (in millions):

                             Aircraft Facility Exit  Employee
                             Charges     Costs       Charges   Total
      Remaining accrual
       at December 31, 2004  $ 126      $  26      $  35      $ 187
      Payments                  (9)        (2)       (21)       (32)
      Remaining accrual
      at March 31, 2005      $ 117      $  24      $  14      $ 155

  Cash outlays related to these accruals, as of March 31, 2005, for aircraft charges, facility exit costs and employee charges will occur through 2014, 2018 and 2005, respectively.

9.The  Company  includes  changes in the  fair  value  of  certain derivative financial instruments that qualify for hedge accounting, changes in minimum pension liabilities and unrealized gains and losses on available-for-sale securities in comprehensive loss. For the three months ended March 31, 2005 and 2004, comprehensive loss was $126 million and $199 million, respectively. The difference between net loss and comprehensive loss for the three months ended March 31, 2005 and 2004 is due primarily to the accounting for the Company's derivative financial instruments.

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

Forward-looking statements are subject to a number of factors that could cause the Company's actual results to differ materially from the Company's expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: changes in economic, business and financial conditions; the Company's substantial indebtedness; continued high fuel prices and the availability of fuel; further increases in the price of fuel; the impact of events in Iraq; conflicts in the Middle East or elsewhere; the highly competitive business environment faced by the Company, with increasing pricing transparency and competition from low cost carriers and financially distressed carriers; historically low fare levels and fare simplification initiatives (both of which could result in a further deterioration of the revenue environment); the ability of the Company to reduce its costs further without adversely affecting operational performance and service levels; uncertainties with respect to the Company's international operations; changes in the Company's business strategy; actions by U.S. or foreign government agencies; the possible occurrence of additional terrorist attacks; another outbreak of a disease (such as SARS) that affects travel behavior; uncertainties with respect to the Company's relationships with unionized and other employee work groups; the inability of the Company to satisfy existing financial or other covenants in certain of its credit agreements; the availability and terms of future financing; the ability of the Company to reach acceptable agreements with third parties; and increased insurance costs and potential reductions of available insurance coverage. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the 2004 Form 10-K.

Overview

The Company incurred a $171 million net loss during the first quarter of 2005 compared to a net loss of $182 million in the same period last year. The Company's first quarter 2005 results were impacted by the continuing increase in fuel prices, offset by only a modest improvement in unit revenues (passenger revenue per available seat mile), a benefit of $69 million related to certain excise tax refunds relating to prior years - - $55 million in aircraft fuel expense and $14 million in interest income - - and a $27 million decrease in depreciation expense related to a change in the depreciable lives of certain aircraft types.

Fuel price increases resulted in a year-over-year increase of 35.6 cents per gallon for the first quarter (including the benefit of the
7.5 cents per gallon impact of the fuel excise tax refund discussed above). This price increase negatively impacted fuel expense by $259 million (including the benefit of the $55 million fuel excise tax refund discussed above) during the quarter based on fuel consumption of 729 million gallons. Continuing high fuel prices, additional increases in the price of fuel, and/or disruptions in the supply of fuel would further adversely affect the Company's financial condition and its results of operations.

Mainline unit revenues increased 3.7 percent for the first quarter due to a 4.3 point load factor increase, offset by a 2.1 percent decrease in passenger yield (passenger revenue per passenger mile)
compared to the same period in 2004. The Company believes this decline in passenger yield is due in large part to a corresponding decline in the Company's pricing power. The Company's reduced pricing power is the product of several factors, including: greater cost sensitivity on the part of travelers (particularly business travelers); greater competition from low-cost carriers and from carriers that have recently reorganized or are reorganizing, including under the protection of Chapter 11 of the Bankruptcy Code; significant increases in overall capacity during 2004 and continuing into 2005 that exceeded economic growth; and, more recently, fare simplification efforts by certain carriers. The Company believes that its reduced pricing power will persist indefinitely and possibly permanently.

During the first quarter, the Company continued to work - under the basic tenets of the Turnaround Plan - with its unions and employees to identify and implement additional initiatives designed to increase efficiencies and revenues and reduce costs. As part of this effort, it recently announced jointly with Transport Workers Union leadership from American's Maintenance and Engineering Center in Tulsa, OK an initiative to transform the Tulsa maintenance center into a future profit center. In addition, American and all of its unions jointly issued a statement during the first quarter regarding defined benefit pension plan legislation that supports a position that better protects employees' retirement benefits by making it more flexible and affordable for companies to fund them. The Company will continue to work with its labor unions and employees as its business partners on the need for continuous improvement under the Turnaround Plan.

The Company's ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, some of which are largely beyond the Company's control. Some of the risk factors that affect the Company's business and financial results are referred to under "Forward-Looking Information" above and are discussed in the Risk Factors listed in
Item 7 (on pages 27-30) in the 2004 Form 10-K. As the Company seeks to improve its financial condition, it must continue to take steps to generate additional revenues and to significantly reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, the adequacy and ultimate success of these initiatives is not known at this time and cannot be assured. It will be very difficult, absent continued restructuring of its operations, for the Company to continue to fund its obligations on an ongoing basis or to become profitable if the overall industry revenue environment does not improve and fuel prices remain at historically high levels for an extended period.

OTHER INFORMATION

Significant Indebtedness and Future Financing

During 2002, 2003 and 2004, in addition to refinancing its $834 million credit facility with a new $850 million credit facility (in December 2004), the Company raised an aggregate of approximately $3.8 billion of financing, mostly to fund capital commitments (mainly for aircraft and facilities) and operating losses. The Company ended the quarter with $3.0 billion of unrestricted cash and short-term investments. The Company believes that it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. Nonetheless, the Company remains heavily indebted and has significant obligations (including substantial pension funding obligations) due in 2005 and thereafter, as described more fully under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 10-K. Accordingly, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, the Company will need access to additional funding. The Company's possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a very large majority of the Company's owned aircraft, including virtually all of the Company's
Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft; (ii) debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; and (vi) unsecured debt. However, the availability and level of these financing sources cannot be assured, particularly in light of the Company's reduced credit ratings, high fuel prices, historically weak revenues and the financial difficulties being experienced in the airline industry. The inability of the Company to obtain additional funding would have a material negative impact on the ability of the Company to sustain its operations over the long-term.

The Company's substantial indebtedness could have important consequences. For example, it could: (i) limit the Company's ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, or adversely affect the terms on which such financing could be obtained;
(ii) require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the funds available for other purposes; (iii) make the Company more vulnerable to economic downturns; (iv) limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions; and (v) limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates.

Credit Facility Covenants

American has a fully drawn $850 million credit facility (the Credit Facility) which consists of a $600 million senior secured revolving credit facility with a final maturity on June 17, 2009 and a $250 million term loan facility with a final maturity on December 17, 2010. The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.5 billion for each quarterly period through September 30, 2005 and $1.25 billion for each quarterly period thereafter. American was in compliance with the Liquidity Covenant as of March 31, 2005 and expects to be able to continue to comply with this covenant. In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals). This ratio was 0.85 to 1.00 for the four quarter period ending March 31, 2005 and will increase gradually to 1.50 to 1.00 for the four quarter period ending March 31, 2008 and for each four quarter period ending on each fiscal quarter thereafter. AMR was in compliance with the EBITDAR covenant as of March 31, 2005 and expects to be able to continue to comply with this covenant in the near term.

Given the historically high price of fuel and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will be able to continue to comply with the Liquidity
Covenant and in particular the EBITDAR Covenant, and there are no assurances that they will be able to do so. Failure to comply with these covenants would result in a default under the Credit Facility which - - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default - - could result in a default under a significant amount of the Company's other debt and lease obligations.

Pension Funding Obligation

The Company expects to contribute approximately $310 million to its defined benefit pension plans in 2005. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns, and the impact of proposed legislation, the Company is not able to reasonably estimate its future required contributions beyond 2005. However, based on the current regulatory environment and market conditions, the Company expects that its 2006 minimum required contributions will exceed its 2005 expected contributions. Of the $310 million the Company expects to contribute to its defined benefit pension plans in 2005, the Company contributed approximately $138 million during the three months ended March 31, 2005.

Other Operating and Investing Activities

Net cash provided by operating activities in the three-month period ended March 31, 2005 was $413 million, an increase of $115 million over the same period in 2004. The Company contributed $138 million to its defined benefit pension plans in the first quarter of 2005 compared to $213 million during the first quarter of 2004.

Capital expenditures for the first three months of 2005 were $106 million and primarily included the cost of improvements at New York's John F. Kennedy airport.

 RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004

Revenues

The Company's revenues increased approximately $234 million, or 5.2 percent, to $4.7 billion in the first quarter of 2005 from the same period last year. American's passenger revenues increased by 4.4 percent, or $163 million, on a capacity (available seat mile) (ASM) increase of 0.6 percent. American's passenger load factor increased
4.3  points  to  75.4  percent  while  passenger  revenue  yield  per passenger mile decreased by 2.1 percent to 11.88 cents. This resulted in an increase in passenger revenue per available seat mile
(RASM) of 3.7 percent to 8.96 cents. Following is additional information regarding American's domestic and international RASM and capacity:

                           Three Months Ended March 31, 2005
                         RASM       Y-O-Y       ASMs      Y-O-Y
                        (cents)     Change   (billions)  Change

   Domestic              8.87        3.9%       28.3      (4.2)%
   International         9.15        3.2        14.6      11.4
      Latin America      9.44        0.4         7.9      12.8
      Europe             9.00        9.6         5.2       6.2
      Pacific            8.08       (3.4)        1.5      24.6

Regional affiliates' passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $31 million, or 7.4 percent, to $451 million as a result of increased capacity and load factors. Regional affiliates' traffic increased 22.5 percent to 1.9 billion revenue passenger miles
(RPMs), while capacity increased 18.9 percent to 2.9 billion ASMs, resulting in a 2.0 point increase in the passenger load factor to
64.7 percent.

Operating Expenses

The Company's total operating expenses increased 5.6 percent, or $253 million, to $4.8 billion in the first quarter of 2005 compared to the first quarter of 2004. American's mainline operating expenses per ASM in the first quarter of 2005 increased 3.3 percent compared to the first quarter of 2004 to 9.80 cents. These increases are due primarily to a 35.2 percent increase in American's price per gallon of fuel in the first quarter of 2005 (including the benefit of the 7.5 percent impact of a $55 million fuel excise tax refund) relative to the first quarter of 2004. The Company's operating and financial results are significantly affected by the price of jet fuel. Continuing high fuel prices, additional increases in the price of fuel, or disruptions in the supply of fuel, would further adversely affect the Company's financial condition and results of operations.


   (in millions)                Three Months
                                   Ended       Change     Percentage
   Operating Expenses          March 31,2005  from 2004     Change

   Wages, salaries and benefits $  1,502        $(19)       (1.2)%
   Aircraft fuel                     996         248        33.2   (a)
   Regional payments to AMR Eagle    473          80        20.4   (b)
   Other rentals and landing fees    273          (2)       (0.7)
   Commissions, booking fees
    and credit card expense          271         (17)       (5.9)
   Depreciation and amortization     245         (40)      (14.0)  (c)
   Maintenance, materials
    and repairs                      192          (4)       (2.0)
   Aircraft rentals                  143          (5)       (3.4)
   Food service                      123         (13)       (9.6)
   Other operating expenses          563          25         4.6
    Total operating expenses    $  4,781       $ 253         5.6%

(a)Aircraft fuel expense increased due to a 35.2 percent increase in American's price per gallon of fuel (including the benefit of the 7.5 percent impact of a $55 million fuel excise tax refund received in March 2005 and the impact of fuel hedging) offset by a 1.6 percent decrease in American's fuel consumption. The Company expects to receive a small amount of additional fuel excise tax refunds in 2005.
(b)Regional payment to AMR Eagle increased primarily as a result of increased capacity.
(c)Depreciation and amortization expense decreased primarily due to a change in the estimate of the depreciable lives of the Company's Boeing 737-800, Boeing 757-200 and McDonnell Douglas MD-80 aircraft from 25 to 30 years, which decreased depreciation and amortization expense by approximately $27 million in the first quarter of 2005.

Other Income (Expense)

Interest income increased $21 million due primarily to a $14 million interest refund related to the fuel excise tax refund discussed above and increases in interest rates. Interest expense increased $15 million due primarily to increases in variable interest rates. Miscellaneous-net decreased $21 million, due primarily to the accrual during the first quarter of 2004 of a $23 million award rendered by an independent arbitrator and relating to a grievance filed by the Allied Pilots Association.

Income Tax Benefit

The Company did not record a net tax benefit associated with its first quarter 2005 and 2004 losses due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Regional Affiliates

The following table summarizes the combined capacity purchase activity for the American Connection carriers and AMR Eagle for the three months ended March 31, 2005 and 2004 (in millions):

                                                Three Months Ended
                                                     March 31,
                                                  2005       2004
  Revenues:
   Regional Affiliates                         $    451   $    420
   Other                                             20         19
                                               $    471   $    439
  Expenses:
   Regional payments                           $    517   $    433
   Other incurred expenses                           66         55
                                               $    583   $    488

In addition, passengers connecting to American's flights from American Connection and AMR Eagle flights generated passenger revenues for American flights of $350 million and $326 million in the first quarter of 2005 and 2004, respectively, which are included in Revenues - Passenger in the consolidated statements of operations.

Outlook

The Company currently expects second quarter 2005 mainline unit costs to be approximately 10.19 cents and full year 2005 mainline unit costs to be approximately 10.03 cents including the impact of the $55 million fuel excise tax refund.

Capacity for American's mainline jet operations is expected to increase about 1.7 percent in the second quarter of 2005 compared to the second quarter of 2004 and about 2.6 percent for the full year 2005 compared to 2004.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Except as discussed below, there have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's 2004 Form 10-K.

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

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the March 31, 2005 cost per gallon of fuel. Based on projected 2005 and 2006 fuel usage through March 31, 2006, such an increase would result in an increase to aircraft fuel expense of approximately $495 million in the twelve months ended March 31, 2006, inclusive of the impact of fuel hedge instruments outstanding at March 31, 2005, and assumes the Company's fuel hedging program remains effective under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Comparatively, based on projected 2005 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $343 million in the twelve months ended December 31, 2005, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2004. The change in market risk is primarily due to the increase in fuel prices.

As of March 31, 2005, the Company had hedged an insignificant percentage of its estimated 2005, 2006 and 2007 fuel requirements with option contracts.

Item 4.  Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005. During the quarter ending on March 31, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies): (1) breaches the Agent Reporting Agreement between American and AMR Eagle and the plaintiffs; (2) constitutes unjust enrichment;
and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On July 9, 2003, the court certified a class that included all travel agencies who have been or will be required to pay money to American for debit memos for fare rules violations from July 26, 1995 to the present. On February 24, 2005, the court decertified the class. The remaining two plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. The Company is to vigorously defending the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company's relationships with travel agencies, which could have an adverse impact on the Company.

Between April 3, 2003 and June 5, 2003, three lawsuits were filed by travel agents some of whom opted out of a prior class action (now dismissed) to pursue their claims individually against American Airlines, Inc., other airline defendants, and in one case against certain airline defendants and Orbitz LLC. (Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California - San Francisco (51 individual agencies), Paula Fausky d/b/a Timeless Travel v. American Airlines, et. al, in the United States District Court for the Northern District of Ohio Eastern Division (29 agencies) and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas Beaumont Division (6 agencies)). Collectively, these lawsuits seek damages and injunctive relief alleging that the certain airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act; (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and that (iii) between 1995 and the present, the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. These cases have been consolidated in the United States District Court for the Northern District of Ohio Eastern Division. American is vigorously defending these lawsuits. A final adverse court decision awarding substantial money damages or placing restrictions on the Company's distribution practices would have an adverse impact on the Company.

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

American is defending three lawsuits, filed as class actions but not certified as such, arising from allegedly improper failure to refund certain governmental taxes and fees collected by the Company upon the sale of nonrefundable tickets when such tickets are not used for travel. The suits are: Coleman v. American Airlines, Inc., No. 101106, filed December 31, 2002, pending (on appeal) before the Supreme Court of Oklahoma. The Coleman Plaintiffs seek actual damages (not specified) and interest. Hayes v. American Airlines, Inc., No. 04-3231, pending in the United States District Court for the Eastern District of New York, filed July 2, 2004. The Hayes Plaintiffs seek unspecified damages, declaratory judgment, costs, attorneys' fees, and interest. Harrington v. Delta Air Lines, Inc., et. al., No. 04-12558, pending in the United States District Court for the District of Massachusetts, filed November 4, 2004. The Harrington plaintiffs seek unspecified actual damages (trebled), declaratory judgment, injunctive relief, costs, and attorneys' fees. The suits assert various causes of action, including breach of contract, conversion, and unjust enrichment. The Company is vigorously defending the suits and believes them to be without merit.

On March 11, 2004, a patent infringement lawsuit was filed against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, and American Eagle Airlines, Inc. in the United States District Court for the Eastern District of Texas (IAP Intermodal, L.L.C. v. AMR Corp., et al.). The case was consolidated with eight similar lawsuits filed against a number of other unaffiliated airlines, including Continental, Northwest, British Airways, Air France, Pinnacle Airlines, Korean Air and Singapore Airlines (as well as various regional affiliates of the foregoing). The plaintiff alleges that the airline defendants infringe three patents, each of which relates to a system of scheduling vehicles based on freight and passenger transportation requests received from remote computer terminals. The plaintiff is seeking past and future royalties of over $30 billion dollars, injunctive relief, costs and attorneys' fees. Although the Company believes that the plaintiff's claims are without merit and is vigorously defending the lawsuit, a final adverse court decision awarding substantial money damages or placing material restrictions on existing scheduling practices would have an adverse impact on the Company.

On July 12, 2004, a consolidated class action complaint, that was subsequently amended on November 30, 2004, was filed against American Airlines, Inc. and the Association of Professional Flight Attendants
(APFA), the Union which represents the Company's flight attendants (Ann M. Marcoux, et al., v. American Airlines Inc., et al. in the United States District Court for the Eastern District of New York). While a class has not yet been certified, the lawsuit seeks on behalf of all of American's flight attendants or various subclasses to set aside, and to obtain damages allegedly resulting from, the April 2003 Collective Bargaining Agreement referred to as the Restructuring Participation Agreement (RPA). The RPA was one of three labor agreements the Company successfully reached with its unions in order to avoid filing for bankruptcy in 2003. In a related case (Sherry Cooper, et al. v. TWA Airlines, LLC, et al., also in the United States District Court for the Eastern District of New York), the court denied a preliminary injunction against implementation of the RPA on June 30, 2003. The Marcoux suit alleges various claims against the Union and American relating to the RPA and the ratification vote on the RPA by individual Union members, including: violation of the Labor Management Reporting and Disclosure Act (LMRDA) and the APFA's Constitution and By-laws, violation by the Union of its duty of fair representation to its members, violation by the Company of provisions of the Railway Labor Act through improper coercion of flight attendants into voting or changing their vote for ratification, and violations of the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). Although the Company believes the case against it is without merit and both the Company and the Union are vigorously defending the lawsuit, a final adverse court decision invalidating the RPA and awarding substantial money damages would have an adverse impact on the Company.

Item 5.  Other Information

American has announced a pay plan, funded at 1.5 percent, for all American employees on U.S. payroll, to be effective May 1, 2005. On April 20, 2005, the Board approved increases in the base salaries for officers (including the executive officers of AMR and American). For the executive officers the increase is effective May 1, 2005, and will equal 1.5 percent of the current base salary.

Item 6.  Exhibits and Reports on Form 8-K

The following exhibits are included herein:

12 Computation of ratio of earnings to fixed charges for the three months ended March 31, 2005 and 2004.

31.1  Certification of Chief Executive Officer pursuant to  Rule  13a-14(a).

31.2  Certification of Chief Financial Officer pursuant to  Rule  13a-14(a).

32 Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).


Form 8-Ks filed under Item 1.01 - Entry into a Material Definitive Agreement and Item 9.01 Financial Statements and Exhibits

On February 4, 2005, American filed a report on Form 8-K to provide the 2005 Annual Incentive Plan for American.

Form 8-Ks furnished under Item 2.02 - Results of Operations and Financial Condition and filed under Item 8.01 - Other Events and Item
9.01 - Financial Statements and Exhibits

On January 19, 2005, American filed a report on Form 8-K to furnish a press release issued by its parent company, AMR Corporation, to announce  AMR's  and  American's fourth quarter  and  full  year  2004 results.

Form 8-Ks filed under Item 8.01 - Other Events

On January 5, 2005, American filed a report on Form 8-K to provide a press release issued to report the Company's December traffic.

On February 4, 2005, American filed a report on Form 8-K to provide a press release issued to report the Company's January traffic.

On March 3, 2005, American filed a report on Form 8-K to provide a press release issued to report the Company's February traffic.

On March 29, 2005, American furnished a report on Form 8-K to provide actual fuel cost, unit cost and capacity and traffic information for January and February as well as certain forecasts of unit cost, revenue performance and fuel prices, capacity and traffic estimates, liquidity expectations and other matters for March, the first quarter and the full year 2005.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               AMERICAN AIRLINES, INC.




Date:  April 21, 2005          BY: /s/ James A. Beer
                               James A. Beer
                               Senior Vice President and Chief
                               Financial Officer
                               (Principal Financial  and
                               Accounting Officer)