Form 10-Q
period 2005-07-25
AMERICAN AIRLINES INC
filed 2005-07-26
CIK 4515

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2005.


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


Common Stock, $1 par value - 1,000 shares as of July 15, 2005.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.







                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and six months ended June 30, 2005 and 2004

  Condensed Consolidated Balance Sheets -- June 30, 2005 and December
  31, 2004

  Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2005 and 2004

  Notes  to  Condensed Consolidated Financial Statements -- June  30,
  2005

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


SIGNATURE







                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

                                Three Months Ended     Six Months Ended
                                     June 30,              June 30,
                                  2005      2004       2005       2004
Revenues
  Passenger                      $4,264    $3,895     $8,106     $7,573
  Regional Affiliates               561       505      1,012        925
  Cargo                             157       155        308        303
  Other revenues                    314       266        607        523
    Total operating revenues      5,296     4,821     10,033      9,324

Expenses
  Wages, salaries and benefits    1,528     1,580      3,030      3,101
  Aircraft fuel                   1,224       848      2,220      1,596
  Regional payments to AMR Eagle    510       412        983        805
  Other rentals and landing fees    289       270        562        545
  Commissions, booking fees and
    credit card expense             286       287        557        574
  Depreciation and amortization     240       278        485        563
  Maintenance, materials and
    repairs                         210       210        402        406
  Aircraft rentals                  143       148        286        296
  Food service                      125       138        248        274
  Other operating expenses          588       558      1,151      1,097
  Special charges                     -       (31)         -        (31)
    Total operating expenses      5,143     4,698      9,924      9,226

Operating Income                    153       123        109         98

Other Income (Expense)
  Interest income                    28        13         63         27
  Interest expense                 (162)     (162)      (337)      (322)
  Interest capitalized               24        19         46         36
  Related party interest - net       (2)        -         (4)         -
  Miscellaneous - net                 -        (6)        (7)       (34)
                                   (112)     (136)      (239)      (293)

Income (Loss) Before Income Taxes    41       (13)      (130)      (195)
Income tax                            -         -          -          -
Net Earnings (Loss)              $   41    $  (13)    $ (130)    $ (195)

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                             June 30,    December 31,
                                               2005          2004
Assets
Current Assets
  Cash                                      $    158       $   117
  Short-term investments                       3,202         2,787
  Restricted cash and short-term investments     492           478
  Receivables, net                             1,031           821
  Inventories, net                               445           450
  Other current assets                           349           233
    Total current assets                       5,677         4,886

Equipment and Property
  Flight equipment, net                       12,072        12,304
  Other equipment and property, net            2,413         2,365
  Purchase deposits for flight equipment         277           277
                                              14,762        14,946

Equipment and Property Under Capital Leases
  Flight equipment, net                          988         1,016
  Other equipment and property, net               85            82
                                               1,073         1,098

Route acquisition costs and airport
  operating and gate lease rights, net         1,181         1,194
Other assets                                   3,296         3,338
                                            $ 25,989       $25,462

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities
  Accounts payable                          $  1,131       $   945
  Accrued liabilities                          1,727         1,853
  Air traffic liability                        4,007         3,183
  Payable to affiliates, net                     451           359
  Current maturities of long-term debt           498           475
  Current obligations under capital leases       141           104
    Total current liabilities                  7,955         6,919

Long-term debt, less current maturities        8,538         8,787
Obligations under capital leases, less
  current obligations                            951         1,061
Pension and postretirement benefits            4,755         4,743
Other liabilities, deferred gains and
  deferred credits                             4,003         4,057

Stockholder's Deficit
  Common stock                                     -             -
  Additional paid-in capital                   3,239         3,273
  Accumulated other comprehensive loss          (716)         (772)
  Accumulated deficit                         (2,736)       (2,606)
                                                (213)         (105)
                                            $ 25,989       $25,462

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                            Six Months Ended June 30,
                                                2005         2004

Net Cash Provided by Operating Activities     $  918       $  577

Cash Flow from Investing Activities:
  Capital expenditures, including purchase
    deposits for flight equipment               (222)        (153)
  Net increase in short-term investments        (415)        (677)
  Net (increase) decrease in restricted cash
    and short-term investments                   (14)          38
  Proceeds from sale of equipment and property    13           26
  Other                                            1           (9)
      Net cash used by investing activities     (637)        (775)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
    lease obligations                           (299)        (287)
  Proceeds from issuance of long-term debt         -          180
  Funds transferred from affiliates, net          59          381
      Net cash provided (used) by financing
        activities                              (240)         274

Net increase in cash                              41           76
Cash at beginning of period                      117          118

Cash at end of period                         $  158       $  194



Activities Not Affecting Cash

Capital lease obligations incurred            $   10       $   10











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

2.The  Company  accounts  for its participation in  AMR's  stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense is recognized for stock option grants if the exercise price of the Company's stock option grants is at or above the fair market value of the underlying stock on the date of grant. The Company has adopted the pro forma disclosure features of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based
  Compensation-Transition and Disclosure." The following table illustrates the effect on net earnings (loss) if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation (in millions):

                                 Three Months Ended   Six Months Ended
                                       June 30,           June 30,
                                    2005      2004     2005      2004
Net earnings (loss), as reported  $   41    $ (13)    $(130)    $(195)
Add:  Stock-based employee
  compensation expense
  included in reported net
  earnings (loss)                     11        5        17        16
Deduct:  Total stock-based
  employee compensation
  expense determined under
  fair value based methods
  for all awards                     (26)     (22)      (48)      (49)
Pro forma net earnings (loss)     $   26    $ (30)    $(161)    $(228)


  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective January 1, 2006 for AMR and American. Under SFAS 123(R), the Company will recognize compensation expense for its participation in AMR's stock-based compensation plans for the portion of outstanding awards for which service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The Company has not completed its evaluation of the impact of SFAS 123(R) on its financial statements.

3.As  of  June  30,  2005, the  Company had commitments to acquire two
  Boeing 777-200ERs in 2006 and an aggregate of 47 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. Future payments for all aircraft, including the estimated amounts for price escalation, will approximate $101 million in 2006 and an aggregate of approximately $2.8 billion in 2011 through 2016.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

  In 2003, the Company reached concessionary agreements with certain lessors. Certain of these agreements provide that the Company's obligations under the related leases will revert to the original terms if certain events occur prior to December 31, 2005, including: (i) an event of default under the related lease (which generally occurs only if a payment default occurs); (ii) an event of loss with respect to the related aircraft; (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code; or (iv) the Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $113 million in additional operating lease payments and $119 million in additional payments related to capital leases as of June 30, 2005. These amounts will decrease by approximately $3 million prior to the expiration of the provision on December 31, 2005. These amounts are being accounted for as contingent rentals and will only be recognized if they become payable.

4.Accumulated  depreciation  of  owned  equipment and property at June
  30,  2005  and December 31, 2004 was  $9.1 billion and $8.8  billion,
  respectively.   Accumulated amortization of equipment  and  property
  under capital leases at June 30, 2005 and December 31, 2004 was $1.0 billion and $984 million, respectively.

  Effective January 1, 2005, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of its Boeing 737-800, Boeing 757-200 and McDonnell Douglas MD-80 aircraft from 25 to 30 years. As a result of this change, Depreciation and amortization expense was reduced by approximately $27 million and $54 million, respectively, for the three and six months ended June 30, 2005.

5.As discussed in Note 8 to the consolidated financial statements in the 2004 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company's deferred tax asset valuation allowance increased $21 million during the six months ended June 30, 2005 to $1.3 billion as of June 30, 2005. As a result of historical and current losses, the Company did not provide for a net tax benefit associated with its loss in the six month period ended June 30, 2005.

6.As  of  June  30,  2005,  American has  issued  guarantees  covering approximately $1.3 billion of AMR's unsecured debt. In addition, as of June 30, 2005, AMR and American have issued guarantees covering approximately $447 million of American Eagle Airlines, Inc. secured debt.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.The  following  tables  provide  the  components  of net periodic benefit cost for the three and six months ended June 30, 2005 and 2004 (in millions):
                                         Pension Benefits
                            Three Months Ended       Six Months Ended
                                  June 30,                 June 30,
                               2005       2004      2005       2004

  Components of net periodic
   benefit cost

   Service cost               $  93     $   90      $  185     $  179
   Interest cost                153        141         305        283
   Expected return on assets   (164)      (142)       (329)      (284)
   Amortization of:
     Prior service cost           4          3           8          7
     Unrecognized net loss       13         15          26         29

   Net periodic benefit cost  $  99     $  107      $  195     $  214


                                   Other Postretirement Benefits
                            Three Months Ended       Six Months Ended
                                  June 30,                 June 30,
                               2005       2004      2005       2004

  Components of net periodic
   benefit cost

   Service cost               $  19     $   19      $   37     $   38
   Interest cost                 49         50          99        101
   Expected return on assets     (4)        (3)         (7)        (6)
   Amortization of:
     Prior service cost          (3)        (2)         (5)        (5)
     Unrecognized net loss        1          2           1          4

   Net periodic benefit cost  $  62     $   66      $  125     $  132

  The Company expects to contribute approximately $310 million to its defined benefit pension plans in 2005. This estimate reflects the provisions of the Pension Funding Equity Act of 2004, which deferred (to 2006 and later years) a portion of the minimum required contributions that would have been due for the 2004 and 2005 plan years. Of the $310 million the Company expects to contribute this year, the Company contributed $213 million during the six months ended June 30, 2005.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.As  a  result  of  the events of September 11, 2001,  the  depressed revenue environment, high fuel prices and the Company's restructuring activities, the Company has recorded a number of special charges during the last few years. The following table summarizes the changes since December 31, 2004 in the accruals for these charges (in millions):

                             Aircraft   Facility    Employee
                             Charges   Exit Costs   Charges     Total
      Remaining accrual at
        December 31, 2004     $ 126      $  26       $  35     $  187
      Payments                  (10)        (3)        (31)       (44)
      Remaining accrual at
        June 30, 2005         $ 116      $  23       $   4     $  143

  Cash outlays related to these accruals, as of June 30, 2005, for aircraft charges, facility exit costs and employee charges will occur through 2014, 2018 and 2005, respectively.

9.The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting, changes in minimum pension liabilities and unrealized gains and losses on available-for-sale securities in comprehensive income (loss). For the three months ended June 30, 2005 and 2004, comprehensive income
  (loss) was $52 million and ($14) million, respectively, and for the six months ended June 30, 2005 and 2004, comprehensive loss was $74 million and $213 million, respectively. The difference between net earnings (loss) and comprehensive income (loss) for the three and six months ended June 30, 2005 and 2004 is due primarily to the accounting for the Company's derivative financial instruments.

10.American  classifies  certain  receivables  from  its  parent   and
  affiliates  against  Additional paid-in-capital.   As  of  June  30,
  2005, the company classified a $168 million receivable from its parent against Additional paid-in-capital on the accompanying condensed consolidated balance sheet. Comparatively, as of December 31, 2004, the Company classified a $134 million receivable from its parent against Additional paid-in-capital on the accompanying condensed consolidated balance sheet.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "indicates," "believes," "forecast," "guidance," "outlook" and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning operations and financial conditions, including changes in capacity, revenues and costs, future financing plans and needs, overall economic conditions, plans and objectives for future operations, and the impact on the
Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Forward-looking statements are subject to a number of factors that could cause the Company's actual results to differ materially from the Company's expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: changes in economic, business and financial conditions; the Company's substantial indebtedness; continued high fuel prices and the availability of fuel; further increases in the price of fuel; the impact of events in Iraq; conflicts in the Middle East or elsewhere; the highly competitive business environment faced by the Company, characterized by increasing pricing transparency and competition from low cost carriers and financially distressed carriers; historically low fare levels and fare simplification initiatives (both of which could result in a further deterioration of the revenue environment); the ability of the Company to reduce its costs further without adversely affecting operational performance and service levels; uncertainties with respect to the Company's international operations; changes in the Company's business strategy; actions by U.S. or foreign government agencies; the possible occurrence of additional terrorist attacks; another outbreak of a disease (such as SARS) that affects travel behavior; uncertainties with respect to the Company's relationships with unionized and other employee work groups; the inability of the Company to satisfy existing financial or other covenants in certain of its credit agreements; the availability and terms of future financing; the ability of the Company to reach acceptable agreements with third parties; and increased insurance costs and potential reductions of available insurance coverage. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the 2004 Form 10-K.

Overview

The Company recorded net earnings of $41 million during the second quarter of 2005 compared to a net loss of $13 million in the same period last year. The Company's second quarter 2005 results were impacted by the continuing increase in fuel prices, offset by an improvement in unit revenues (passenger revenue per available seat mile) and a $27 million decrease in depreciation expense related to a change in the depreciable lives of certain aircraft types described in
Note 4 to the Condensed Consolidated Financial Statements.

Fuel price increases resulted in a year-over-year increase of 52.2 cents per gallon for the second quarter. This price increase negatively impacted fuel expense by $391 million during the quarter based on fuel consumption of 749 million gallons. Continuing high fuel prices, additional increases in the price of fuel, and/or disruptions in the supply of fuel would further adversely affect the Company's financial condition and its results of operations.

Mainline passenger unit revenues increased 7.0 percent for the second quarter due to a 3.8 point load factor increase and a 1.9 percent increase in passenger yield (passenger revenue per passenger mile) compared to the same period in 2004. Although load factor performance continues to show significant year-over-year improvement, passenger yield remains depressed by historical standards. The Company believes this depressed passenger yield is due in large part to a corresponding decline in the Company's pricing power. The Company's reduced pricing power is the product of several factors, including: greater cost sensitivity on the part of travelers (particularly business travelers); greater competition from low-cost carriers and from carriers that have recently reorganized or are reorganizing, including under the protection of Chapter 11 of the Bankruptcy Code; significant increases in overall capacity during 2004 and continuing into 2005 that exceeded economic growth; and, more recently, fare simplification efforts by certain carriers. The Company believes that its reduced pricing power will persist indefinitely and possibly permanently.

The Company continues to work - under the basic tenets of the Turnaround Plan - with its unions and employees to identify and implement additional initiatives designed to increase efficiencies and revenues and reduce costs. During the second quarter, the Company's numerous network, product and other initiatives implemented during the past several years continued to benefit its financial results. In addition, its employees showed a remarkable ability to efficiently and courteously handle the record load factors during the quarter. The Company will continue to work with its labor unions and employees as its business partners on the need for continuous improvement under the Turnaround Plan.

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

OTHER INFORMATION

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations) due in 2005 and thereafter, as described more fully under Item 7, "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Form 10-K. The Company believes it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. Nonetheless, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, the Company will need access to additional funding. The Company's possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a very large majority of the Company's owned aircraft, including virtually all of the Company's Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft; (ii) debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and (vii) equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of American's reduced credit ratings, high fuel prices, the historically weak fare environment and the financial difficulties being experienced in the airline industry. The inability of the Company to obtain additional funding would have a material negative impact on the ability of the Company to sustain its operations over the long-term.

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

Credit Facility Covenants

The Company has a credit facility (the Credit Facility) consisting of a fully drawn $570 million senior secured revolving credit facility with a final maturity on June 17, 2009 and a fully drawn $248.5 million term loan facility with a final maturity on December 17, 2010. The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.5 billion for each quarterly period through September 30, 2005 and $1.25 billion for each quarterly period thereafter. The Company was in compliance with the Liquidity Covenant as of June 30, 2005 and expects to be able to continue to comply with this covenant. In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals). The required ratio was 0.85 to 1.00 for the four quarter period ending June 30, 2005 and will increase gradually to 1.50 to 1.00 for the four quarter period ending March 31, 2008 and for each four quarter period ending on each fiscal quarter thereafter. AMR was in compliance with the EBITDAR covenant as of June 30, 2005 and expects to be able to continue to comply with this covenant in the near term.

Given the historically high price of fuel and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will be able to continue to comply with the Liquidity
Covenant and in particular the EBITDAR Covenant, and there are no assurances that AMR and American will be able to do so. Failure to comply with these covenants would result in a default under the Credit Facility which - - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default - - could result in a default under a significant amount of the Company's other debt and lease obligations.

Pension Funding Obligation

The Company expects to contribute approximately $310 million to its defined benefit pension plans in 2005. This estimate reflects the provisions of the Pension Funding Equity Act of 2004. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns, and the impact of proposed legislation (discussed further below), the Company is not able to reasonably estimate its future required contributions beyond 2005. However, based on the current regulatory environment and market conditions, the Company expects that its 2006 minimum required contributions will exceed its 2005 expected contributions. Of the $310 million the Company expects to contribute to its defined benefit pension plans in 2005, the Company contributed $213 million during the first six months of 2005.

Various defined benefit pension reform proposals are currently under consideration by the Government, which could have a significant - - positive or negative - - impact on the Company's future required pension contributions. The likely outcome of these proposals is currently unclear.

Cash Flow Activity

At June 30, 2005, American had $3.4 billion in unrestricted cash and short-term investments, an increase of $456 million from December 31, 2004. Net cash provided by operating activities in the six-month period ended June 30, 2005 was $918 million, an increase of $341 million over the same period in 2004. The increase was primarily the result of an increase in the Air traffic liability due to a modest improvement in the revenue environment, offset to a certain degree by the $213 million pension contribution. Capital expenditures for the first six months of 2005 were $222 million and included the cost of improvements at New York's John F. Kennedy airport.

On July 1, 2005, American completed the re-marketing of $198 million of DFW-FIC Series 2000A Unsecured Revenue Refunding Bonds in three subseries which mature May 1, 2029. Certain municipalities originally issued these special facility revenue bonds primarily to improve airport facilities that are leased by American and accounted for as operating leases. They were acquired by American in 2003 under a mandatory tender provision; thus, American received the proceeds from the remarketing in July and recorded the obligation in Other liabilities, deferred gains and deferred credits.

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2005 and 2004

Revenues

The Company's revenues increased approximately $709 million, or 7.6 percent, to $10.0 billion for the six months ended June 30, 2005 from the same period last year. American's passenger revenues increased by 7.0 percent, or $533 million, on a capacity (ASM) increase of 1.5 percent. American's passenger load factor increased 4.0 points to
77.5 percent while passenger revenue yield per passenger mile remained constant at 11.90 cents. This resulted in an increase in American's passenger revenue per available seat mile (RASM) of 5.4 percent to 9.22 cents. Following is additional information regarding American's domestic and international RASM and capacity:

                          Six Months Ended June 30, 2005
                        RASM      Y-O-Y     ASMs      Y-O-Y
                       (cents)    Change (billions)   Change

   Domestic              9.18      6.0%      57.7      (2.9)%
   International         9.31      4.2       30.2      11.0
      Latin America      9.20      2.4       15.4      11.1
      Europe             9.77      8.9       11.5       7.0
      Pacific            8.23     (4.2)       3.3      27.8

Regional affiliates' passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $87 million, or 9.4 percent, to $1.0 billion as a result of increased capacity and load factors. Regional affiliates' traffic increased 23.7 percent to 4.2 billion RPMs, while capacity increased 19.7 percent to 6.1 billion ASMs, resulting in a 2.3 point increase in the passenger load factor to 68.6 percent.

Cargo revenues increased 1.7 percent, or $5 million, due to a 0.9 percent increase in cargo ton miles in addition to a 0.9 percent increase in cargo revenue yield per ton mile.

Operating Expenses

The Company's total operating expenses increased 7.6 percent, or $698 million, to $9.9 billion for the six months ended June 30, 2005 compared to the same period in 2004. American's mainline operating expenses per ASM in the six months ended June 30, 2005 increased 4.5 percent compared to the same period in 2004 to 9.92 cents. These increases are due primarily to a 41.4 percent increase in American's price per gallon of fuel in the first half of 2005 relative to the same period in 2004, including the impact of a $55 million fuel excise tax refund received in March 2005.


   (in millions)                   Six Months
                                     Ended       Change    Percentage
   Operating Expenses            June 30, 2005  from 2004     Change

   Wages, salaries and benefits   $  3,030     $ (71)         (2.3)%
   Aircraft fuel                     2,220       624          39.1  (a)
   Regional payments to AMR Eagle      983       178          22.1  (b)
   Other rentals and landing fees      562        17           3.1
   Commissions, booking fees
     and credit card expense           557       (17)         (3.0)
   Depreciation and amortization       485       (78)        (13.9) (c)
   Maintenance, materials and
     repairs                           402        (4)         (1.0)
   Aircraft rentals                    286       (10)         (3.4)
   Food service                        248       (26)         (9.5)
   Other operating expenses          1,151        54           4.9
   Special charges                       -        31            NM  (d)
     Total operating expenses     $  9,924     $ 698           7.6%

  (a)Aircraft fuel expense increased primarily due to a 41.4 percent increase in American's price per gallon of fuel (including the benefit of a $55 million fuel excise tax refund received in March 2005 and the impact of fuel hedging) offset by a 1.7 percent decrease in American's fuel consumption.
  (b)Regional payment to AMR Eagle increased primarily as a result of increased capacity and fuel costs.
  (c)Depreciation and amortization expense decreased primarily due to a change in the estimate of the depreciable lives of the Company's Boeing 737-800, Boeing 757-200 and McDonnell Douglas MD-80 aircraft from 25 to 30 years, which decreased depreciation and amortization expense by approximately $54 million in the six months ended June 30, 2005.
  (d)Special charges for 2004 included the reversal of reserves previously established for (i) aircraft return costs of $20 million and (ii) employee severance of $11 million.

Other Income (Expense)

Other income (expense), historically a net expense, decreased $54 million due primarily to the following: Interest income increased $36 million due primarily to a $14 million interest refund related to the fuel excise tax refund discussed above and increases in interest rates and short-term investments. Interest expense increased $15 million due primarily to increases in variable interest rates. Miscellaneous-net decreased $27 million, due primarily to the accrual during the first quarter of 2004 of a $23 million award rendered by an independent arbitrator and relating to a grievance filed by the Allied Pilots Association.

Income Tax

The Company did not record a net tax benefit associated with its losses for the six months ended June 30, 2005 and 2004 due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Regional Affiliates

The following table summarizes the combined capacity purchase activity for the American Connection carriers and AMR Eagle for the six months ended June 30, 2005 and 2004 (in millions):

                                  Six Months Ended
                                      June 30,
                                  2005        2004
       Revenues:
       Regional Affiliates       $1,012      $ 925
       Other                         43         38
                                 $1,055      $ 963

       Expenses:
       Regional Affiliates       $1,073      $ 887
       Other incurred expenses      137        117
                                 $1,210     $1,004

In addition, passengers connecting to American's flights from American Connection and AMR Eagle flights generated passenger revenues for American flights of $744 million and $683 for the six months ended June 30, 2005 and 2004, respectively, which are included in Revenues - Passenger in the consolidated statements of operations.

Outlook

The Company currently expects third quarter 2005 mainline unit costs to be approximately 10.37 cents and full year 2005 mainline unit costs to be approximately 10.20 cents, including the impact of the $55 million fuel excise tax refund received in March 2005.

Capacity for American's mainline jet operations is expected to increase about 2.7 percent in the third quarter of 2005 compared to the third quarter of 2004 and about 2.4 percent for the full year 2005 compared to 2004.

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

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the June 30, 2005 cost per gallon of fuel. Based on projected 2005 and 2006 fuel usage through June 30, 2006, such an increase would result in an increase to aircraft fuel expense of approximately $466 million in the twelve months ended June 30, 2006, inclusive of the impact of fuel hedge instruments outstanding at June 30, 2005, and assumes the Company's fuel hedging program remains effective under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Comparatively, based on projected 2005 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $343 million in the twelve months ended December 31, 2005, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2004. The change in market risk is primarily due to the increase in fuel prices.

As of June 30, 2005, the Company had hedged an insignificant percentage of its estimated 2005, 2006 and 2007 fuel requirements with option contracts.

Item 4.  Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2005. During the quarter ending on June 30, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies): (1) breaches the Agent Reporting Agreement between American and AMR Eagle and the plaintiffs; (2) constitutes unjust enrichment;
and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On July 9, 2003, the court certified a class that included all travel agencies who have been or will be required to pay money to American for debit memos for fare rules violations from July 26, 1995 to the present. On February 24, 2005, the court decertified the class. The remaining two plaintiffs seek to enjoin American from enforcing the pricing rules in question and to recover the amounts paid for debit memos, plus treble damages, attorneys' fees, and costs. The Company is vigorously defending the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company's relationships with travel agencies, which could have an adverse impact on the Company.

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

On August 19, 2002, a class action lawsuit seeking monetary damages was filed, and on May 7, 2003, an amended complaint was filed in the United States District Court for the Southern District of New York (Power Travel International, Inc. v. American Airlines, Inc., et al.) against American, Continental Airlines, Delta Air Lines, United Airlines, and Northwest Airlines, alleging that American and the other defendants breached their contracts with the agency and were unjustly enriched when these carriers at various times reduced their base commissions to zero. The as yet uncertified class includes all travel agencies accredited by the Airlines Reporting Corporation "whose base commissions on airline tickets were unilaterally reduced to zero by" the defendants. The case is stayed as to United Airlines, since it filed for bankruptcy. American is vigorously defending the lawsuit. Although the Company believes that the litigation is without merit, a final adverse court decision awarding substantial money damages or forcing the Company to pay agency commissions would have an adverse impact on the Company.

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

Four cases (each being a purported class action) have been filed against American arising from the disclosure of passenger name records by a vendor of American. The cases are: Kimmell v. AMR, et al. (U.
S. District Court, Texas), Baldwin v. AMR, et al. (U. S. District Court, Texas), Rosenberg v. AMR, et al. (U. S. District Court, New
York) and Anapolsky v. AMR, et al. (U.S. District Court, New York). The Kimmell suit was filed in April 2004. The Baldwin and Rosenberg cases were filed in May 2004. The Anapolsky suit was filed in September 2004. The suits allege various causes of action, including but not limited to, violations of the Electronic Communications Privacy Act, negligent misrepresentation, breach of contract and violation of alleged common law rights of privacy. In each case plaintiffs seek statutory damages of $1000 per passenger, plus additional unspecified monetary damages. The Court dismissed the cases but allowed leave to amend, and the Kimmell and Rosenberg cases have been refiled. The Company is vigorously defending these suits and believes the suits are without merit. However, a final adverse court decision awarding a maximum amount of statutory damages would have an adverse impact on the Company.

American is defending three lawsuits, filed as class actions but not certified as such, arising from allegedly improper failure to refund certain governmental taxes and fees collected by the Company upon the sale of nonrefundable tickets when such tickets are not used for travel. The suits are: Coleman v. American Airlines, Inc., No. 101106, filed December 31, 2002, pending (on appeal) before the Supreme Court of Oklahoma. The Coleman Plaintiffs seek actual damages (not specified) and interest. Hayes v. American Airlines, Inc., No. 04-3231, pending in the United States District Court for the Eastern District of New York, filed July 2, 2004. The Hayes Plaintiffs seek unspecified damages, declaratory judgment, costs, attorneys' fees, and interest. Harrington v. Delta Air Lines, Inc., et. al., No. 04-12558, pending in the United States District Court for the District of Massachusetts, filed November 4, 2004. The Harrington plaintiffs seek unspecified actual damages (trebled), declaratory judgment, injunctive relief, costs, and attorneys' fees. The suits assert various causes of action, including breach of contract, conversion, and unjust enrichment. The Company is vigorously defending the suits and believes them to be without merit. However, a final adverse court decision requiring the Company to refund collected taxes and/or fees could have an adverse impact on the Company.

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

Item 6.  Exhibits

The following exhibits are included herein:

10.1 Letter Agreement dated May 5, 2005 between The Boeing Company and American Airlines, Inc. Portions of this agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

12 Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2005 and 2004.

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


                               AMERICAN AIRLINES, INC.




Date:  July 25, 2005           BY: /s/ James A. Beer
                               James A. Beer
                               Senior Vice President and Chief Financial Officer
                               (Principal Financial and Accounting Officer)