Form 10-Q
period 2005-09-30
AMERICAN AIRLINES INC
filed 2005-10-21
CIK 4515

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q


[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2005.


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

Indicate by check mark whether the registrant is an accelerated
filer (as defined in Rule 12b-2 of the Exchange Act). Yes   No X .

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act). Yes    No X .


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 1,000 shares as of October 14,2005.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.


                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and nine months ended September 30, 2005 and 2004

  Condensed Consolidated Balance Sheets -- September 30, 2005 and December 31, 2004

  Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2005 and 2004

  Notes  to  Condensed Consolidated Financial Statements -- September
  30, 2005

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

Item 6.  Exhibits


SIGNATURE
                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

                                Three Months Ended      Nine Months Ended
                                    September 30,         September 30,
                                 2005        2004        2005       2004
Revenues
  Passenger                     $4,428     $  3,838  $ 12,534   $ 11,411
  Regional Affiliates              570          488     1,582      1,413
  Cargo                            152          149       460        452
  Other revenues                   321          278       928        801
      Total operating revenues   5,471        4,753    15,504     14,077

Expenses
  Wages, salaries and benefits   1,521        1,569     4,551      4,670
  Aircraft fuel                  1,432          969     3,652      2,565
  Regional payments to AMR Eagle   530          435     1,513      1,240
  Other rentals and landing fees   306          266       868        811
  Commissions, booking fees and
   credit card expense             292          289       849        863
  Depreciation and amortization    245          275       730        838
  Maintenance, materials
   and repairs                     219          225       621        631
  Aircraft rentals                 143          147       429        443
  Food service                     135          143       383        417
  Other operating expenses         673          546     1,824      1,643
  Special charges (credits)          -          (18)        -        (49)
    Total operating expenses     5,496        4,846    15,420     14,072

Operating Income (Loss)           (25)          (93)       84          5


Other Income (Expense)
  Interest income                   38          18        101         45
  Interest expense                (177)       (163)      (514)      (485)
  Interest capitalized              12          20         58         56
  Related party interest - net      (3)         (1)        (7)        (1)
  Miscellaneous - net               (6)         (6)       (13)       (40)
                                  (136)       (132)      (375)      (425)

Loss Before Income Taxes          (161)       (225)      (291)      (420)
Income tax                           -          -           -          -
Net Loss                        $ (161)    $  (225)    $ (291)    $ (420)




The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                             September 30,  December 31,
                                                  2005          2004
Assets
Current Assets
  Cash                                         $   127       $    117
  Short-term investments                         3,249          2,787
  Restricted cash and short-term investments       499            478
  Receivables, net                               1,089            821
  Inventories, net                                 494            450
  Other current assets                             412            233
    Total current assets                         5,870          4,886

Equipment and Property
  Flight equipment, net                         11,929         12,304
  Other equipment and property, net              2,408          2,365
  Purchase deposits for flight equipment           276            277
                                                14,613         14,946

Equipment and Property Under Capital Leases
  Flight equipment, net                            967          1,016
  Other equipment and property, net                 90             82
                                                 1,057          1,098

Route  acquisition costs and airport operating
 and gate lease rights, net                      1,175          1,194

Other assets                                     3,233          3,338
                                               $25,948       $ 25,462

Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
  Accounts payable                             $ 1,024       $    945
  Accrued liabilities                            1,805          1,853
  Air traffic liability                          3,851          3,183
  Payable to affiliates, net                       422            359
  Current maturities of long-term debt             542            475
  Current obligations under capital leases         141            104
    Total current liabilities                    7,785          6,919

Long-term debt, less current maturities          8,529          8,787
Obligations under capital leases, less
 current obligations                               932          1,061
Pension and postretirement benefits              4,799          4,743
Other liabilities, deferred gains and
 deferred credits                                4,255          4,057

Stockholders' Equity (Deficit)
  Common stock                                       -              -
  Additional paid-in capital                     3,227          3,273
  Accumulated other comprehensive loss            (682)          (772)
  Accumulated deficit                           (2,897)        (2,606)
                                                  (352)          (105)
                                               $25,948       $ 25,462


The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                   Nine Months Ended
                                                     September 30,
                                                   2005        2004

Net Cash Provided by Operating Activities        $  841     $  598

Cash Flow from Investing Activities:
  Capital expenditures                             (296)      (266)
  Net increase in short-term investments           (462)      (523)
  Net (increase) decrease in restricted cash and
   short-term investments                           (21)        46
  Proceeds from sale of equipment and property       17         36
  Other                                               -        (12)
    Net cash used by investing activities          (762)      (719)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                               (662)      (410)
  Proceeds from issuance of long-term debt          378        180
  DFW Bond Remarketing                              198          -
  Funds transferred from affiliates, net             17        344
    Net cash provided by (used by)
     financing activities                           (69)       114

Net increase (decrease) in cash                      10         (7)
Cash at beginning of period                         117        118

Cash at end of period                            $  127     $  111



Activities Not Affecting Cash

Capital lease obligations incurred               $   13     $   10













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

                               Three Months Ended  Nine Months Ended
                                 September 30,       September 30,
                                 2005      2004      2005      2004
  Net loss, as reported         $(161)    $(225)    $(291)    $(420)
  Add/(Deduct):  Stock-based
     employee compensation
     expense included in
     reported net loss              8        (6)       25        10
  Deduct:  Total stock-based
     employee compensation
     expense determined under
     fair value based methods
     for all awards               (22)      (10)      (69)      (59)
  Pro forma net loss            $(175)    $(241)    $(335)    $(469)


  In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. SFAS 123(R) is effective January 1, 2006 for AMR and American. Under SFAS 123(R), the Company will recognize compensation expense for its participation in AMR's stock-based compensation plans for the portion of outstanding awards for which service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. The Company expects that the impact of adoption on its first quarter 2006 results will be similar to the amounts disclosed in the quarterly pro forma information in this footnote. However, subsequent to the first quarter of 2006, the impact will decrease significantly due to the vesting period ending for the 2003 Employee Stock Incentive Plan.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

3.As of September 30, 2005, the Company had commitments to acquire two Boeing 777-200ERs in 2006 and an aggregate of 47 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. Future payments for all aircraft, including the estimated amounts for price escalation,
  will   approximate  $102  million  in  2006  and  an  aggregate   of
  approximately $2.8 billion in 2011 through 2016. The Company has pre-arranged financing for all aircraft deliveries in 2006.

  In 2003, the Company reached concessionary agreements with certain lessors. Certain of these agreements provide that the Company's obligations under the related leases will revert to the original terms if certain events occur prior to December 31, 2005, including: (i) an event of default under the related lease (which generally occurs only if a payment default occurs); (ii) an event of loss with respect to the related aircraft; (iii) rejection by the Company of the lease under the provisions of Chapter 11 of the U.S. Bankruptcy Code; or (iv) the Company's filing for bankruptcy under Chapter 7 of the U.S. Bankruptcy Code. If any one of these events were to occur, the Company would be responsible for approximately $115 million in additional operating lease payments and $106 million in additional payments related to capital leases as of September 30, 2005. These amounts are being accounted for as contingent rentals and will only be recognized if they become payable. Conversely, as part of the concessionary agreements, the Company will recognize a gain of $37 million related to a debt restructuring if none of the events described above occur prior to December 31, 2005.

4.Accumulated   depreciation  of  owned  equipment  and  property   at
  September 30, 2005 and December 31, 2004 was $9.2 billion and $8.8 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 2005 and December 31, 2004 was $1.0 billion.

  Effective January 1, 2005, in order to more accurately reflect the expected useful life of its aircraft, the Company changed its estimate of the depreciable lives of its Boeing 737-800, Boeing 757-200 and McDonnell Douglas MD-80 aircraft from 25 to 30 years. As a result of this change, Depreciation and amortization expense was reduced by approximately $27 million and $81 million, respectively, for the three and nine months ended September 30, 2005.

5.As discussed in Note 8 to the consolidated financial statements in the 2004 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company's deferred tax asset valuation allowance increased $88 million during the nine months ended September 30, 2005 to $1.3 billion as of September 30, 2005. As a result of historical and current losses, the Company did not provide for a net tax benefit associated with its loss in the nine month period ended September 30, 2005.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.In July 2005, American completed the re-marketing of $198 million of DFW-FIC Series 2000A Unsecured Revenue Refunding Bonds that mature May 1, 2029. Certain municipalities originally issued these special facility revenue bonds primarily to improve airport facilities that are leased by American and accounted for as operating leases. They were acquired by American in 2003 under a mandatory tender provision. Thus, American received the proceeds from the remarketing in July which results in an increase to Other liabilities, deferred gains and deferred credits where the tendered bonds had been classified pending their use to offset certain future operating lease obligations.

  In September 2005, American sold and leased back 89 spare engines with a book value of $105 million to a variable interest entity
  (VIE). The net proceeds received from third parties were $133 million. American is considered the primary beneficiary of the activities of the VIE as American has substantially all of the residual value risk associated with the transaction. As such,
  American is required to consolidate the VIE in its financial statements. At September 30, 2005, the book value of the engines was included in Flight equipment, net on the condensed consolidated balance sheet. The engines serve as collateral for the VIE's long-term debt of $133 million at September 30, 2005, which has also been included in the condensed consolidated balance sheet. The VIE has no other significant operations.

  Also in September 2005, American purchased certain obligations due October 2006 with a face value of $261 million at par value from an institutional investor. In conjunction with the purchase, American borrowed an additional $245 million under an existing mortgage agreement with a final maturity in December 2012 from the same
  investor.   The  additional debt bears interest at a  variable  rate
  equivalent to the six month LIBOR rate plus 4.54 percent. The additional borrowings required American to grant a security interest in certain spare engines and related collateral. The transaction was accounted for as a modification of the original debt under Emerging Issues Task Force Issue 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments". As a result of this transaction, the Company's 2006 maturities of long-term debt decreased from $1.1 billion to $829 million.

  As of September 30, 2005, American has issued guarantees covering approximately $1.3 billion of AMR's unsecured debt. In addition, as of September 30, 2005, AMR and American have issued guarantees covering approximately $428 million of American Eagle Airlines, Inc. secured debt.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7.The following tables provide the components of net periodic benefit cost for the three and nine months ended September 30, 2005 and 2004 (in millions):
                                         Pension Benefits
                              Three Months Ended    Nine Months Ended
                                 September 30,        September 30,
                               2005       2004       2005       2004

  Components of net periodic
   benefit cost

   Service cost               $  93     $   89      $  278     $  268
   Interest cost                152        142         457        425
   Expected return on assets   (164)      (143)       (493)      (427)
   Amortization of:
     Prior service cost           4          4          12         11
     Unrecognized net loss       13         15          39         44

   Net periodic benefit cost  $  98     $  107      $  293     $  321


                                   Other Postretirement Benefits
                             Three Months Ended    Nine Months Ended
                                 September 30,       September 30,
                               2005       2004      2005       2004

  Components of net periodic
   benefit cost

   Service cost               $  19     $   19      $   56     $   57
   Interest cost                 49         51         148        152
   Expected return on assets     (3)        (3)        (10)        (9)
   Amortization of:
     Prior service cost          (2)        (3)         (7)        (8)
     Unrecognized net loss        -          2           1          6

   Net periodic benefit cost  $  63     $   66      $  188     $  198

  The Company contributed $288 million to its defined benefit pension plans during the nine month period ended September 30, 2005, and completed its required 2005 calendar year funding by contributing an additional $22 million on October 14, 2005.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.As a result of the events of September 11, 2001, the depressed revenue environment, high fuel prices and the Company's restructuring activities, the Company has recorded a number of special charges during the last few years. The following table summarizes the changes since December 31, 2004 in the accruals for these charges (in millions):

                                Aircraft   Facility  Employee
                                Charges   Exit Costs  Charge   Total
      Remaining accrual at
       December 31,2004          $  126      $   26    $  35   $ 187
      Payments                      (13)         (5)     (33)    (51)
      Remaining accrual at
       September 30,2005         $  113      $   21    $   2   $ 136

  Cash outlays related to these accruals, as of September 30, 2005, for aircraft charges, facility exit costs and employee charges will occur through 2014, 2018 and the end of 2005, respectively.

9.The  Company  includes  changes in the  fair  value  of  certain derivative financial instruments that qualify for hedge accounting (primarily crude oil derivative contracts), changes in minimum pension liabilities and unrealized gains and losses on available-for-sale securities in comprehensive loss. For the three months ended September 30, 2005 and 2004, comprehensive loss was $127 million and $205 million, respectively, and for the nine months ended September 30, 2005 and 2004, comprehensive loss was $201 million and $418 million, respectively. The difference between net loss and comprehensive loss for the three and nine months ended September 30, 2005 and 2004 is due primarily to the accounting for the Company's derivative financial instruments.

  Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. As required by Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. As a result of its quarterly effectiveness assessment, the Company determined that all of its derivatives settling during the remainder of 2005 and certain of its derivatives settling in 2006 are no longer expected to be highly effective in offsetting changes in forecasted jet fuel purchases. As a result, effective on October 1, 2005, all subsequent changes in the fair value of those particular hedge contracts will be recognized directly in earnings rather than being deferred in Accumulated other comprehensive loss. Hedge accounting will continue to be applied to derivatives used to hedge forecasted jet fuel purchases that are expected to remain highly effective.

10. American classifies certain receivables from its parent and affiliates against Additional paid-in-capital. As of September 30, 2005, the company classified a $179 million receivable from its parent against Additional paid-in-capital on the accompanying condensed consolidated balance sheet. Comparatively, as of December 31, 2004, the Company classified a $134 million receivable from its parent against Additional paid-in-capital on the accompanying condensed consolidated balance sheet.

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

Overview

The Company incurred a $161 million net loss during the third quarter of 2005 compared to a net loss of $225 million in the same period last year. The Company's third quarter 2005 results were impacted by the continuing increase in fuel prices and certain other costs, offset by an improvement in revenues, a $27 million decrease in depreciation expense related to a change in the depreciable lives of certain aircraft types described in Note 4 to the condensed consolidated financial statements, and productivity improvements and other cost reductions resulting from progress under the Turnaround Plan. The
Company's third quarter 2005 results were also impacted by an $80 million charge related to a contract termination and a $22 million credit for the reversal of an insurance reserve.

Fuel price increases resulted in a year-over-year increase of 62.2 cents per gallon for the third quarter. This price increase negatively impacted fuel expense by $475 million during the quarter based on fuel consumption of 763 million gallons. Continuing high fuel prices, additional increases in the price of fuel, and/or disruptions in the supply of fuel would further adversely affect the Company's financial condition and its results of operations.

Mainline passenger unit revenues increased 12.6 percent for the third quarter due to a 3.3 point load factor increase and an 8.0 percent increase in passenger yield (passenger revenue per passenger mile) compared to the same period in 2004. Although load factor performance and yield showed significant year-over-year improvement, passenger yield remains depressed by historical standards. The Company believes this depressed passenger yield is due in large part to a corresponding decline in the Company's pricing power. The Company's reduced pricing power is the product of several factors, including: greater cost sensitivity on the part of travelers (particularly business travelers); pricing transparency resulting from the use of the internet; greater competition from low-cost carriers and from carriers that have recently reorganized or are reorganizing, including under the protection of Chapter 11 of the Bankruptcy Code; other carriers that are well hedged against rising fuel costs and able to better absorb the current high jet fuel prices; and, more recently, fare simplification efforts by certain carriers. The Company believes that its reduced pricing power will persist indefinitely and possibly permanently.

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

OTHER INFORMATION

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations), as described more fully under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2004 Form 10-K. The Company believes it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. Nonetheless, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, the Company will need access to additional funding. The Company's possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a very large majority of the Company's owned aircraft, including virtually all of the Company's
Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft; (ii) debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and (vii) equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of American's reduced credit ratings, high fuel prices, the historically weak fare environment and the financial difficulties being experienced in the airline industry. The inability of the Company to obtain additional funding would have a material negative impact on the ability of the Company to sustain its operations over the long-term.

The Company's substantial indebtedness could have important consequences. For example, it could: (i) limit the Company' ability to obtain additional financing for working capital, capital expenditures, acquisitions and general corporate purposes, or adversely affect the terms on which such financing could be obtained;
(ii) require the Company to dedicate a substantial portion of its cash flow from operations to payments on its indebtedness, thereby reducing the funds available for other purposes; (iii) make the Company more vulnerable to economic downturns; (iv) limit its ability to withstand competitive pressures and reduce its flexibility in responding to changing business and economic conditions; and (v) limit the Company's flexibility in planning for, or reacting to, changes in its business and the industry in which it operates.

Credit Facility Covenants

American has a credit facility (the Credit Facility) consisting of a fully drawn $555 million senior secured revolving credit facility with a final maturity on June 17, 2009 and a fully drawn $248 million term loan facility with a final maturity on December 17, 2010. The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.5 billion for each quarterly period through September 30, 2005 and $1.25 billion for each quarterly period thereafter. American was in compliance with the Liquidity Covenant as of September 30, 2005 and expects to be able to continue to comply with this covenant. In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals). The required ratio was 0.90 to 1.00 for the four quarter period ending September 30, 2005 and will increase gradually to 1.50 to 1.00 for the four quarter period ending March 31, 2008 and for each four quarter period ending on each fiscal quarter thereafter. AMR was in compliance with the EBITDAR covenant as of September 30, 2005 and expects to be able to continue to comply with this covenant for the period ending December 31, 2005. However, given the historically high price of fuel and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with the Liquidity Covenant and in particular the EBITDAR Covenant, and there are no assurances that AMR and American will be able to comply with these covenants. Failure to comply with these covenants would result in a default under the Credit Facility which - - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default - - could result in a default under a significant amount of the Company's other debt and lease obligations.

Pension Funding Obligation

The Company contributed $288 million to its defined benefit pension plans during the nine month period ended September 30, 2005, and completed its required 2005 calendar year funding by contributing an additional $22 million on October 14, 2005. Due to uncertainty regarding the impact of proposed legislation, the Company is not yet able to reasonably estimate its future required contributions beyond 2005. Various defined benefit pension reform proposals are currently under consideration by the Government, which could have a significant
- - positive or negative - - impact on the Company' future required pension contributions. The likely outcome of these proposals is currently unclear. Based on the current regulatory environment and market conditions, the Company expects that its 2006 minimum required contributions will exceed its 2005 contributions; however, there are
certain   scenarios  where  the  Company'  2006   minimum   required
contribution would be less than the 2005 amount.

Cash Flow Activity

At September 30, 2005, American had $3.4 billion in unrestricted cash and short-term investments, an increase of $472 million from December 31, 2004. Net cash provided by operating activities in the nine-month period ended September 30, 2005 was $841 million, an increase of $243 million over the same period in 2004. The increase was primarily the result of an increase in the Air traffic liability due to a modest improvement in the revenue environment. Capital expenditures for the first nine months of 2005 were $296 million and included the cost of improvements at New York's John F. Kennedy airport.

In July 2005, American completed the re-marketing of $198 million of DFW-FIC Series 2000A Unsecured Revenue Refunding Bonds that mature May 1, 2029. Certain municipalities originally issued these special facility revenue bonds primarily to improve airport facilities that are leased by American and accounted for as operating leases. They were acquired by American in 2003 under a mandatory tender provision. Thus, American received the proceeds from the remarketing in July which results in an increase to Other liabilities, deferred gains and deferred credits where the tendered bonds had been classified pending their use to offset certain future operating lease obligations.

In September 2005, American sold and leased back 89 spare engines with a book value of $105 million to a variable interest entity (VIE). The net proceeds received from third parties were $133 million. American is considered the primary beneficiary of the activities of the VIE as American has substantially all of the residual value risk associated with the transaction. As such, American is required to consolidate the VIE in its financial statements. At September 30, 2005, the book value of the engines was included in Flight equipment, net on the condensed consolidated balance sheet. The engines serve as collateral for the VIE's long-term debt of $133 million at September 30, 2005, which has also been included in the condensed consolidated balance sheet. The VIE has no other significant operations.

Also in September 2005, American purchased certain obligations due October 2006 with a face value of $261 million at par value from an institutional investor. In conjunction with the purchase, American borrowed an additional $245 million under an existing mortgage agreement with a final maturity in December 2012 from the same
investor.   The  additional debt bears interest  at  a  variable  rate equivalent to the six month LIBOR rate plus 4.54 percent. The additional borrowings required American to grant a security interest in certain spare engines and related collateral. The transaction was accounted for as a modification of the original debt under Emerging Issues Task Force Issue 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments". As a result of this transaction, the Company's 2006 maturities of long-term debt decreased from $1.1 billion to $829 million.

The New York City Industrial Development Agency is in the process of offering up to $770 million of special facility revenue bonds on behalf of American. Proceeds from these bonds would generally be used to reimburse American for certain construction costs related to facility improvements at John F. Kennedy International Airport. If these bonds are issued, American would be responsible for debt service on the bonds and would consolidate the debt in its financial statements. American can give no assurance as to whether or when these bonds will be issued or, if issued, as to the amount of the bonds that will be issued.

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2005 and 2004

Revenues

The Company's revenues increased approximately $1.4 billion, or 10.1 percent, to $15.5 billion for the nine months ended September 30, 2005 from the same period last year. American's passenger revenues increased by 9.8 percent, or $1.1 billion, on a capacity (available seat mile) (ASM) increase of 1.8 percent. American's passenger load factor increased 3.8 points to 78.8 percent and passenger revenue yield per passenger mile increased 2.7 percent to 11.92 cents. This resulted in an increase in American's passenger revenue per available seat mile (RASM) of 7.9 percent to 9.39 cents. Following is additional information regarding American's domestic and international RASM and capacity:

                          Nine Months Ended September 30, 2005
                           RASM      Y-O-Y    ASMs      Y-O-Y
                          (cents)   Change (billions)   Change

   Domestic                 9.3       8.6%      87.3     (1.9)%
   International            9.6       6.2       46.1      9.7
      Latin America         9.4       6.3       22.9      8.6
      Europe               10.3       9.6       18.1      6.4
      Pacific               8.3      (5.9)       5.1     29.1

Regional affiliates' passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $169 million, or 12.0 percent, to $1.6 billion as a result of increased capacity and load factors. Regional affiliates' traffic increased 23.0 percent to 6.6 billion RPMs, while capacity increased 18.8 percent to 9.5 billion ASMs, resulting in a 2.4 point increase in the passenger load factor to 69.7 percent.

Cargo revenues increased 1.8 percent, or $8 million, to $460 million as a result of a 1.2 percent increase in cargo ton miles in addition to a 0.7 percent increase in cargo revenue yield per ton mile. In addition, the cargo division saw a $38 million increase in fuel surcharges and other service fees. These amounts are included in Other revenues which are discussed below.

Other revenues increased 15.9 percent, or $127 million, to $928 million due in part to increased cargo fuel surcharges, increased third-party maintenance contracts obtained by the Company's maintenance and engineering group, and increases in certain passenger fees.

Operating Expenses

The Company's total operating expenses increased 9.6 percent, or $1.3 million, to $15.4 billion for the nine months ended September 30, 2005 compared to the same period in 2004. American's mainline operating expenses per ASM in the nine months ended September 30, 2005 increased
6.3 percent compared to the same period in 2004 to 10.16 cents. These increases are due primarily to a 44.5 percent increase in American's price per gallon of fuel in 2005 relative to the same period in 2004, including the impact of a $55 million fuel excise tax refund received in March 2005.

   (in millions)                   Nine Months
                                     Ended        Increase
                                  September 30,  (Decrease)  Percent
   Operating Expenses                2005         from 2004  Change


   Wages, salaries and benefits    $ 4,551       $(119)      (2.6)%
   Aircraft fuel                     3,652       1,087       42.4  (a)
   Regional payments to AMR Eagle    1,513         273       22.0  (b)
   Other rentals and landing fees      868          57        7.0
   Commissions, booking fees and
    credit card expense                849         (14)      (1.6)
   Depreciation and amortization       730        (108)     (12.9)
   Maintenance, materials and repairs  621         (10)      (1.6)
   Aircraft rentals                    429         (14)      (3.2)
   Food service                        383         (34)      (8.2)
   Other operating expenses          1,824         181       11.0  (c)
   Special charges (credits)             -          49        NM   (d)
     Total operating expenses      $15,420      $1,348        9.6%

(a) Aircraft fuel expense increased primarily due to a 44.5 percent increase in American's price per gallon of fuel (including the benefit of a $55 million fuel excise tax refund received in March 2005 and the impact of fuel hedging) offset by a 1.5 percent decrease in American's fuel consumption.
(b) Regional payment to AMR Eagle increased primarily as a result of increased capacity and fuel costs.
(c) Other operating expenses increased in part due to a charge of $80 million related to the termination of a contract somewhat offset by a $22 million credit for the reversal of an insurance reserve.
    Increases in communications charges of $49 million and information technology spending of $13 million also contributed to the increase in the account.
(d) Special charges (credits) for 2004 included the reversal of reserves previously established for aircraft return costs of $20 million, facility exit costs of $18 million and employee severance of $11 million.

Other Income (Expense)

Other income (expense), historically a net expense, decreased $50 million. Interest income increased $56 million due primarily to a $14 million interest refund related to the fuel excise tax refund discussed above and increases in interest rates and short-term investments. Interest expense increased $29 million due primarily to increases in variable interest rates. Miscellaneous-net decreased $27 million, reflecting the accrual during the first quarter of 2004 of a $23 million award rendered by an independent arbitrator related to a grievance filed by the Allied Pilots Association.

Income Tax

The Company did not record a net tax benefit associated with its losses for the nine months ended September 30, 2005 and 2004 due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.
Regional Affiliates

The following table summarizes the combined capacity purchase activity for the American Connection carriers and AMR Eagle for the nine months ended September 30, 2005 and 2004 (in millions):

                                    Nine Months Ended
                                      September 30,
                                     2005        2004
      Revenues:
       Regional Affiliates         $1,582      $1,413
       Other                           66          58
                                   $1,648      $1,471

      Expenses:
       Regional Affiliates         $1,652      $1,365
       Other incurred expenses        208         178
                                   $1,860      $1,543

In addition, passengers connecting to American's flights from American Connection and AMR Eagle flights generated passenger revenues for American flights of $1.1 billion and $1.0 billion for the nine months ended September 30, 2005 and 2004, respectively, which are included in Revenues - Passenger in the consolidated statements of operations.

Outlook

The Company expects to post -- at the current level of fuel prices -- a significant loss in the fourth quarter.

The Company currently expects fourth quarter mainline unit costs to be approximately 11.42 cents, including the 0.09 cent favorable impact of the $37 million potential gain discussed in Note 3 to the condensed consolidated financial statements.

Capacity for American's mainline jet operations is expected to remain approximately flat in the fourth quarter of 2005 compared to the fourth quarter of 2004.

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

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the September 30, 2005 cost per gallon of fuel. Based on projected 2005 and 2006 fuel usage through September 30, 2006, such an increase would result in an increase to aircraft fuel expense of approximately $857 million in the twelve months ended September 30, 2006, inclusive of the impact of effective fuel hedge instruments outstanding at September 30, 2005, and assumes the Company's fuel hedging program remains effective under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". Comparatively, based on projected 2005 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $343 million in the twelve months ended December 31, 2005, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2004. The change in market risk is primarily due to the increase in fuel prices.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. As required by Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. As a result of its quarterly effectiveness assessment, the Company determined that all of its derivatives settling during the remainder of 2005 and certain of its derivatives settling in 2006 are no longer expected to be highly effective in offsetting changes in forecasted jet fuel purchases. As a result, effective on October 1, 2005, all subsequent changes in the fair value of those particular hedge contracts will be recognized directly in earnings rather than being deferred in Accumulated other comprehensive loss. Hedge accounting will continue to be applied to derivatives used to hedge forecasted jet fuel purchases that are expected to remain highly effective.

As of September 30, 2005, the Company had hedged an insignificant percentage of its estimated remaining 2005, 2006 and 2007 fuel requirements with option contracts.

Item 4.  Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2005. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. During the quarter ending on September 30, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

On July 26, 1999, a class action lawsuit was filed, and in November 1999 an amended complaint was filed, against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, Airlines Reporting Corporation, and the Sabre Group Holdings, Inc. in the United States District Court for the Central District of California, Western Division (Westways World Travel, Inc. v. AMR Corp., et al.). The lawsuit alleges that requiring travel agencies to pay debit memos to American for violations of American's fare rules (by customers of the agencies): (1) breaches the Agent Reporting Agreement between American and AMR Eagle and the plaintiffs; (2) constitutes unjust enrichment;
and (3) violates the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On July 9, 2003, the court certified a class that included all travel agencies who have been or will be required to pay money to American for debit memos for fare rules violations from July 26, 1995 to the present. On February 24, 2005, the court decertified the class. In September 2005, the Court granted Summary Judgment in favor of the Company and all other defendants. The time for plaintiffs to file a notice of appeal has not yet run. Although the Company believes that the litigation is without merit, a final adverse court decision could impose restrictions on the Company's relationships with travel agencies, which could have an adverse impact on the Company.

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

On March 11, 2004, a patent infringement lawsuit was filed against AMR Corporation, American Airlines, Inc., AMR Eagle Holding Corporation, and American Eagle Airlines, Inc. in the United States District Court for the Eastern District of Texas (IAP Intermodal, L.L.C. v. AMR Corp., et al.). The case was consolidated with eight similar lawsuits filed against a number of other unaffiliated airlines, including Continental, Northwest, British Airways, Air France, Pinnacle Airlines, Korean Air and Singapore Airlines (as well as various regional affiliates of the foregoing). The plaintiff alleges that the airline defendants infringe three patents, each of which relates to a system of scheduling vehicles based on freight and passenger transportation requests received from remote computer terminals. The plaintiff is seeking past and future royalties of over $30 billion dollars, injunctive relief, costs and attorneys' fees. On September 7, 2005, the court issued a memorandum opinion that interpreted disputed terms in the patents. The plaintiff dismissed its claims without prejudice to its right to appeal the September 7, 2005 opinion. Although the Company believes that the plaintiff's claims are without merit and is vigorously defending the lawsuit, a final adverse court decision awarding substantial money damages or placing material restrictions on existing scheduling practices would have an adverse impact on the Company.

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

Item 6.  Exhibits

The following exhibits are included herein:

10 Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc. Participating in the $uper $aver Plus Plan.

12 Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 2005 and 2004.

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


                               AMERICAN AIRLINES, INC.




Date:  October 21, 2005        BY: /s/ James A. Beer
                               James A. Beer
                               Senior Vice President and Chief Financial Officer
                               (Principal  Financial  and  Accounting Officer)