Form 10-K/A
period 2005-12-31
AMERICAN AIRLINES INC
filed 2006-07-17
CIK 4515

United States
                 Securities and Exchange Commission
                       Washington, D.C. 20549
                     ___________________________

                             Form 10-K/A
                          (Amendment No. 1)

  x  Annual Report Pursuant to Section 13 or 15(d) of the Securities
                        Exchange Act of 1934
             For the fiscal year ended December 31, 2005

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

                           (817) 963-1234
        (Registrant's telephone number, including area code)
                   ______________________________

     Securities registered pursuant to Section 12(b) of the Act:

     Title of Each Class            Name of Exchange on Which Registered
             NONE                                  NONE

     Securities registered pursuant to Section 12(g) of the Act:
                                NONE
                   ______________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
 x  Yes    No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
   Yes   x No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   x  Yes    No

Indicate by check mark if disclosure of delinquent filers pursuant  to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer" and "large accelerated filer" in
Rule 12b-2 of the Exchange Act.
 Large Accelerated Filer      Accelerated Filer    x  Non-accelerated Filer


Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Act).   Yes  x No

American Airlines, Inc. is a wholly-owned subsidiary of AMR Corporation, and there is no market for the registrant's common stock. As of February 17, 2006, 1,000 shares of the registrant's common stock were outstanding.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General
Instructions I(1)(a) and (b) of Form 10-K.


                           EXPLANATORY NOTE


In response to comments raised by the Staff of the Securities and Exchange Commission, this Form 10-K/A (Amendment No. 1) is being filed by American Airlines, Inc. (the Company) to supplement the Company's description of its decision to change the depreciable lives of certain of its aircraft types in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) in the Form 10-K for the year ended December 31, 2005 that was originally filed with the Securities and Exchange Commission on February 24, 2006.

As the amendment only relates to Item 7, MD&A, the previously issued consolidated financial statements and footnotes thereto are unchanged. No attempt has been made in this Form 10-K/A to modify or update disclosures in the original report on Form 10-K (original Form 10-K) except as required to address the additional description of the change in depreciable lives. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the original Form 10-K with the Securities and Exchange Commission on February 24, 2006. Accordingly, this Form 10-K/A should be read in conjunction with the original Form 10-K and the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-K, including any amendments to those filings.

In accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, the complete text of Item 7, MD&A, is set forth herein, including those portions of the text that have not been amended from that set forth in the original Form 10-K. The only changes to the text in Item 7 of the original Form 10-K are as follows:

  - The paragraph under Results of Operations (page 30 of the original Form 10-K) was amended to detail the location of additional description related to the change in depreciable lives of the Company's aircraft.

  - A paragraph was added to Result of Operations (page 30 of the original Form 10-K).

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       FINANCIAL CONDITION AND RESULTS OF OPERATIONS
       (Abbreviated pursuant to General Instructions I(2)(a) of  Form 10-K).


Forward-Looking Information

The discussions under Business, Risk Factors, Properties and Legal Proceedings and the following discussions under Management's Discussion and Analysis of Financial Condition and Results of Operations and Quantitative and Qualitative Disclosures about Market Risk contain various forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "indicates," "believes," "forecast," "guidance," "outlook," "may," "will," "should," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, future financing plans and needs, overall economic conditions, plans and objectives for future operations, and the impact on the
Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise. The Risk Factors listed in Item 1A, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from historical results and from those expressed in forward-looking statements.

Overview

The Company has incurred very large operating and net losses during the past five years, as shown in the following table:

                             Year ended December 31,
(in millions)     2005       2004       2003       2002        2001

Operating loss    $ (351)    $ (421)    $ (1,129)  $ (3,313)   $(2,274)
Net loss            (892)      (821)      (1,318)    (3,495)    (1,562)


These losses reflect, among other things, a substantial decrease in the Company's revenues in 2001 and 2002. This revenue decrease was primarily driven by (i) a steep fall-off in the demand for air travel, particularly business travel, primarily caused by weakness in the U.S. economy, (ii) reduced pricing power, resulting mainly from greater cost sensitivity on the part of travelers (especially business travelers), increasing competition from LCCs, and the use of the Internet and (iii) the aftermath of the Terrorist Attacks, which accelerated and exacerbated the trend of decreased demand and reduced industry revenues. Subsequent to 2002, passenger traffic significantly improved, reflecting a general economic improvement. In 2005, mainline passenger load factor increased 3.8 points year-over-year to
78.6 percent. In addition, mainline passenger revenue yield began rebounding in 2005 and increased 4.0 percent year-over-year. However, passenger revenue yield remains depressed by historical standards. The Company believes this depressed passenger yield is the result of its reduced pricing power resulting from the factors listed in clause (ii) above, and other factors, which the Company believes will persist indefinitely and possibly permanently.


The Company's 2004 and 2005 financial results were also adversely affected by significant increases in the price of jet fuel. The average price per gallon of fuel increased 33.7 cents from 2003 to 2004 and 51.1 cents from 2004 to 2005. These price increases negatively impacted fuel expense by $1.0 billion and $1.5 billion in 2004 and 2005, respectively. Continuing high fuel prices, additional increases in the price of fuel, and/or disruptions in the supply of fuel, would further adversely affect the Company's financial condition and its results of operations.

In response to the challenges faced by the Company, during the past five years the Company has implemented several restructuring and other initiatives:

- Following the Terrorist Attacks, the Company reduced its operating schedule by approximately 20 percent and reduced its workforce by approximately 20,000 jobs.

- In 2002, the Company announced a series of initiatives to reduce its annual costs by $2 billion. These initiatives involved: (i) scheduling efficiencies, (ii) fleet simplification, (iii) streamlined customer interaction, (iv) distribution modifications, (v) in-flight
  product    changes,    (vi)   operational    changes    and    (vii)
  headquarters/administration efficiencies.   As  a  result  of  these
  initiatives,  the Company reduced an estimated 7,000 jobs  by  March
  2003.

- In   February  2003,  the  Company  asked  its  employees   for
  approximately $1.8 billion in annual savings through a combination of changes in wages, benefits and work rules. In April 2003, American reached agreements with its three unions (the Labor Agreements) and also implemented various changes in the pay plans and benefits for non-unionized personnel, including officers and other management (the Management Reductions). The Labor Agreements and Management Reductions resulted in an estimated $1.8 billion in annual savings and included a
  workforce  reduction  of  approximately 9,300  jobs.   In  addition,
  American reached concessionary agreements with certain vendors, lessors, lenders and suppliers (collectively, the Vendors, and the agreements, the Vendor Agreements), resulting in an estimated $200 million in annual cost savings. Generally, under the terms of these Vendor Agreements, American received the benefit of lower rates and charges for certain goods and services, and more favorable rent and financing terms with respect to certain of its aircraft.

- Subsequent to the April 2003 Labor Agreements and Management Reductions, the Company announced the Turnaround Plan. The Turnaround Plan is the Company's strategic framework for returning to sustained profitability and emphasizes: (i) lower costs, (ii) an increased focus on what customers' truly value and are prepared to pay for, (iii) increased union and employee involvement in the operation of the Company and (iv) the need for a more sound balance sheet and financial structure.

- Subsequent to the announcement of the Turnaround Plan, the Company has worked with its unions and employees to identify and implement additional initiatives designed to increase efficiencies and revenues and reduce costs. These initiatives included: (i) the return of under-used gate space and the consolidation of terminal space, (ii) the de-peaking of its hub at Miami, the reduction in the size of its St. Louis hub and the simplification of its domestic operations, (iii) the acceleration of the retirement of certain aircraft and the cancellation or deferral of aircraft deliveries, (iv) the improvement of aircraft utilization across its fleet and an increase in seating density on certain fleet types, (v) the sale of certain non-core assets, (vi) the expansion of its international network, where the
  Company   believes  that  higher  revenue  generating  opportunities currently exist, (vii) the implementation of an on-board food purchase program and new fees for ticketing and baggage services, (viii) lower distribution costs, (ix) the implementation of fuel conservation initiatives, (x) the increase in third-party maintenance contracts obtained by the Company's Maintenance and Engineering group, (xi) upgrading of flight navigation systems to provide more direct routings and (xii) numerous other initiatives.

- As part of its effort to build greater employee involvement, the Company has sought to make its labor unions and its employees its business partners in working for continuous improvement under the Turnaround Plan. Among other things, the senior management of the Company meets regularly with union officials to discuss the Company's
  financial  results  as  well  as the competitive  landscape.   These
  discussions include (i) the Company's own cost reduction and revenue enhancement initiatives, (ii) a review of initiatives, in-place or contemplated, at other airlines and the impact of those initiatives on the Company's competitive position, and (iii) benchmarking the Company's revenues and costs against what would be considered "best in class" (the Company's Performance Leadership Initiative).


These initiatives have significantly improved the Company's cost structure and resulted in the Company achieving what the Company believes to be the lowest unit costs of the traditional carriers in 2004. However, a significant number of the Company's competitors have recently reorganized or are reorganizing, including under the protection of Chapter 11 of the Bankruptcy Code, including Delta, United, US Airways and Northwest. These competitors are significantly reducing their cost structures through bankruptcy, resulting in the Company's cost structure once again becoming less competitive.

The Company's ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company's control. Some of the risk factors that affect the Company's business and financial results are discussed in the Risk Factors listed in Item 1A. As the Company seeks to improve its financial condition, it must continue to take steps to generate additional revenues and significantly reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, the ultimate success of these initiatives is not known at this time and cannot be assured. It will be very difficult, absent continued restructuring of its operations, for the Company to continue to fund its obligations on an ongoing basis, or to become profitable, if the overall industry revenue environment does not continue to improve and fuel prices remain at historically high levels for an extended period.


Cash, Short-Term Investments and Restricted Assets

At December 31, 2005, the Company had $3.8 billion in unrestricted cash and short-term investments and $510 million in restricted cash and short-term investments.

Significant Indebtedness and Future Financing

Substantial indebtedness is a significant risk to the Company as discussed in the Risk Factors listed in Item 1A. During 2003, 2004 and 2005, in addition to refinancing its Credit Facility and certain debt with an institutional investor (see Note 6 to the consolidated financial statements), the Company raised an aggregate of approximately $2.2 billion of financing to fund capital commitments (mainly for aircraft and ground properties) and operating losses and to bolster its liquidity. As of the date of this Form 10-K, the Company believes that it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. However, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, and because the Company has significant debt, lease and other obligations in the next several years, as well as substantial pension funding obligations (refer to Commitments in this Item 7), the Company will need access to additional funding. The Company's possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a very large majority of the Company's owned aircraft, including virtually all of the Company's
Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft, (ii) debt secured by new aircraft deliveries, (iii) debt secured by other assets, (iv) securitization of future operating receipts, (v) the sale or monetization of certain assets and (vi) unsecured debt. However, the availability and level of these financing sources cannot be assured, particularly in light of American's recent financial results, substantial indebtedness, reduced credit ratings, high fuel prices, historically weak revenues and the financial difficulties being experienced in the airline industry. The inability of the Company to obtain additional funding on acceptable terms would have a material adverse impact on the ability of the Company to sustain its operations over the long-term.

Credit Ratings

American's credit ratings are significantly below investment grade. Additional reductions in its credit ratings could further increase its borrowing or other costs and further restrict the availability of future financing.

Credit Facility Covenants

American has a credit facility consisting of a fully drawn $540 million senior secured revolving credit facility, with a final maturity on June 17, 2009, and a fully drawn $248 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). American's obligations under the Credit Facility are guaranteed by AMR.


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

The  Company's cash flow from operating activities improved  in  2005.
Net cash provided by operating activities during the year ended December 31, 2005 was $732 million, an increase of $312 million over 2004, due primarily to an improved revenue environment.

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

Commitments

Pension Obligations The Company is required to make contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). The Company's estimated 2006 contributions to its defined benefit pension plans are approximately $250 million. This estimate reflects the provisions of the Pension Funding Equity Act of 2004. (The effect of the Pension Funding Equity Act was to defer to later years a portion of the minimum required contributions that would otherwise have been due for the 2004 and 2005 plan years.)

Under Generally Accepted Accounting Principles, the Company's defined benefit plans are underfunded as of December 31, 2005 by $3.2 billion based on the Projected Benefit Obligation (PBO) and by $2.3 billion based on the Accumulated Benefit Obligation (ABO) (refer to Note 10 to the consolidated financial statements). The Company's funded status at December 31, 2005 under the relevant ERISA funding standard is similar to its funded status using the ABO methodology. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns, and, in particular, the impact of proposed legislation currently pending the reconciliation process of the U.S. Congress, the Company is not able to reasonably estimate its future required contributions beyond 2006. However, absent significant legislative relief or significant favorable changes in market conditions, or both, the Company could be required to fund in 2007 a majority of the underfunded balance under the relevant ERISA funding standard. Even with significant legislative relief (including proposed airline-specific relief), the Company's 2007 required minimum contributions are expected to be higher than the Company's 2006 contributions.


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

The Company has capacity purchase agreements with two regional airlines, Chautauqua Airlines, Inc. (Chautauqua) and Trans States Airlines, Inc. (collectively the American Connection carriers) to provide Embraer EMB-140/145 regional jet services to certain markets under the brand "American Connection". Under these arrangements, the Company pays the American Connection carriers a fee per block hour to operate the aircraft. The block hour fees are designed to cover the American Connection carriers' fully allocated costs plus a margin. Assumptions for certain costs such as fuel, landing fees, insurance, and aircraft ownership are trued up to actual values on a pass through basis. In consideration for these payments, the Company retains all passenger and other revenues resulting from the operation of the American Connection regional jets. Minimum payments under the contracts are $90 million in 2006, $64 million in 2007, $65 million in 2008 and $18 million in 2009. In addition, if the Company terminates the Chautauqua contract without cause, Chautauqua has the right to put its 15 Embraer aircraft to the Company. If this were to happen, the Company would take possession of the aircraft and become liable for lease obligations totaling approximately $21 million per year with lease expirations in 2018 and 2019.

Effective January 2003, American Airlines and AMR Eagle implemented a capacity purchase agreement. Under this agreement, American pays AMR Eagle a fee per block hour and departure to operate regional aircraft. The block hour and departure fees are designed to cover AMR Eagle's costs (before taxes) plus a margin. Certain costs such as fuel, landing fees, and aircraft ownership are trued up to actual values on a pass through basis. In consideration for these payments, American retains all passenger and other revenue resulting from the AMR Eagle airline operation. In addition, American incurs certain expenses in connection with the operation of its affiliate relationship with AMR Eagle. These amounts primarily relate to marketing, passenger and ground handling costs. The current agreement will expire on December 31, 2006.

The following table summarizes the combined capacity purchase activity for the American Connection carriers and AMR Eagle for 2005 and 2004 (in millions):
                                            Year Ended December 31,
                                               2005       2004
   Revenues:
   Regional Affiliates                         $ 2,148    $ 1,876
   Other                                            88         78
                                               $ 2,236    $ 1,954

  Expenses:
  Regional payments                            $ 2,238    $ 1,869
   Other incurred expenses                         277        235
                                               $ 2,515    $ 2,104


In addition, passengers connecting to American's flights from American Connection and AMR Eagle flights generated passenger revenues for American flights of $1.5 billion and $1.4 billion in 2005 and 2004, respectively, which are included in Revenues - Passenger in the consolidated statements of operations.

See Note 13 to the consolidated financial statements for additional information regarding the capacity purchase arrangement with AMR Eagle.


Results of Operations

American incurred an $892 million net loss in 2005 compared to a net loss of $821 million in 2004. The Company's 2005 results were impacted by the continuing increase in fuel prices and certain other costs, offset by an improvement in revenues, a $108 million decrease in depreciation expense related to a change in the depreciable lives of certain aircraft types described in the paragraph below and Note 1 to the consolidated financial statements, and productivity improvements and other cost reductions resulting from progress under the Turnaround Plan. The Company's 2005 results were also impacted by a $155 million aircraft charge, a $73 million facility charge, an $80 million charge for the termination of a contract, a $37 million gain related to the resolution of a debt restructuring and a $22 million credit for the reversal of an insurance reserve. All of these amounts are included in Other operating expenses in the consolidated statement of operations, except for a portion of the facility charge which is included in Other rentals and landing fees. Also included in the 2005 results was a $69 million fuel tax credit. Of this amount, $55 million is included in Aircraft fuel expense and $14 million is included in Interest income in the consolidated statement of operations. The Company's 2004 results include a $146 million gain on the sale of the Company's remaining investment in Orbitz that is included in Miscellaneous, net in the consolidated statement of operations and net restructuring charges of $10 million included in Other operating expenses in the consolidated statement of operations. In addition, the Company did not record a tax benefit associated with its 2005 or 2004 losses.

Although the Company is currently receiving a depreciation expense benefit from the change in estimate of depreciable lives discussed above, the Company's operating expenses excluding depreciation will likely be higher than operating new aircraft during the extended life of the MD-80 aircraft. For example, based on current estimates, the Company's MD-80 aircraft consume more fuel and incur higher maintenance expense than a new aircraft that requires minimal maintenance during the first several years of operation. For additional information on the change in depreciable lives, see the Critical Accounting Policies in AMR's 2005 Form 10-K/A filed with the Securities and Exchange Commission on July 17, 2006.

Revenues
2005 Compared to 2004 The Company's revenues increased approximately $2.0 billion, or 11.0 percent, to $20.7 billion in 2005 compared to 2004. American's passenger revenues increased by 10.6 percent, or $1.6 billion, on a capacity (available seat mile) (ASM) increase of 1.2 percent. American's passenger load factor increased 3.8 points to
78.6  percent and passenger revenue yield per passenger mile increased
4.0 percent to 12.01 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 9.3 percent to 9.43 cents. In 2005, American derived approximately 65 percent of its passenger revenues from domestic operations and approximately 35 percent from international operations. Following is additional information regarding American's domestic and international RASM and capacity:

                           Year Ended December 31, 2005
                          RASM       Y-O-Y     ASMs        Y-O-Y
                         (cents)    Change   (billions)    Change


     DOT Domestic          9.37      10.6%       115        (2.3) %
     International         9.56       6.6         61          8.6
      DOT Latin America    9.48       7.9         30          6.0
      DOT Atlantic        10.08       9.0         24          6.7
      DOT Pacific          8.12     (7.7)          7         30.1

The Company's Regional Affiliates include carriers with which it has capacity purchase agreements: AMR Eagle and the American Connection carriers.

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


Other revenues increased 17.2 percent, or $187 million, to $1.3 billion due in part to increased cargo fuel surcharges, increased third-party maintenance contracts obtained by the Company's maintenance and engineering group and increases in certain passenger fees.

Operating Expenses
2005 Compared to 2004 The Company's total operating expenses increased 10.4 percent, or $2.0 billion, to $21.0 billion in 2005 compared to 2004. American's mainline operating expenses per ASM in 2005 increased 7.9 percent compared to 2004 to 10.50 cents. This increase in operating expenses per ASM is due primarily to a 42.1 percent increase in American's price per gallon of fuel (net of the impact of a fuel tax credit and fuel hedging) in 2005 relative to 2004.

   (in millions)                 Year ended
   Operating Expenses            December 31,     Change      Percentage
                                    2005          from 2004     Change

   Wages, salaries and benefits    $ 6,173         $ (51)       (0.8) %
   Aircraft fuel                     5,080          1,427        39.1    (a)
   Regional payments to AMR Eagle    2,048            348        20.5    (b)
   Other rentals and landing fees    1,145             79         7.4
   Commissions, booking  fees
     and credit card expense         1,113              6         0.5
   Depreciation and amortization       977          (147)      (13.1)    (c)
   Maintenance, materials
     and repairs                       802           (19)       (2.3)
   Aircraft rentals                    571           (17)       (2.9)
   Food service                        500           (52)       (9.4)
   Other operating expenses          2,599            405        18.5    (d)
   Total operating expenses        $21,008         $1,979        10.4 %

  (a) Aircraft fuel expense increased primarily due to a 42.1 percent increase in the Company's price per gallon of fuel (including the benefit of a $55 million fuel excise tax refund received in March 2005 and the impact of fuel hedging) offset by a 2.2 percent decrease in the Company's fuel consumption.
  (b) Regional payments to AMR Eagle increased primarily as a result of increased capacity and fuel costs.
  (c) Effective January 1, 2005, in order to more accurately reflect the expected useful lives of its aircraft, the Company changed its estimate of the depreciable lives of its Boeing 737-800, Boeing 757-200 and McDonnell Douglas MD-80 aircraft from 25 to 30 years. As a result of this change, Depreciation and amortization expense was reduced by approximately $108 million during the year.
  (d) Other operating expenses increased due to a $155 million charge for the retirement of 27 MD-80 aircraft, facilities charges of $56 million as part of the Company's restructuring initiatives and an $80 million charge for the termination of an airport construction contract. These charges were somewhat offset by a $37 million gain related to the resolution of a debt restructuring and a $22 million credit for the reversal of an insurance reserve. The account was also impacted by an increase in communications charges of $50 million year-over-year due to increased international flying and higher rates.

Other Income (Expense)
Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous - net.

2005 Compared to 2004 Increases in both short-term investment balances and interest rates caused an increase in Interest income of $82 million, or 128.1 percent, to $146 million. Interest expense increased $62 million, or 9.5 percent to $712 million primarily as a result of increases in interest rates. Miscellaneous-net for 2004 includes a $146 million gain on the sale of the Company's remaining interest in Orbitz.

Income Tax Benefit

2005 and 2004 The Company did not record a net tax benefit associated with its 2005 and 2004 losses due to the Company providing a valuation allowance, as discussed in Note 8 to the consolidated financial statements.


Outlook

The Company currently expects first quarter mainline unit costs to be approximately 10.7 cents. Capacity for American's mainline jet operations is expected to be essentially flat in the first quarter of 2006 compared to the first quarter of 2005. American's mainline capacity for the full year 2006 is expected to decrease by 1.3 percent, with a decrease in domestic capacity of 4.1 percent and an increase in international capacity of 4.0 percent.

Other Information

Environmental Matters American has been notified of potential liability with regard to several environmental cleanup sites and certain airport locations. At sites where remedial litigation has commenced, potential liability is joint and several. American's alleged volumetric contributions at these sites are minimal compared to others. American does not expect these matters, individually or collectively, to have a material impact on its results of operations, financial position or liquidity. Additional information is included in Item 1 and Note 4 to the consolidated financial statements.


Exhibit Listing


 31.1 Certification of Chief Executive Officer pursuant to  Rule  13a-
       14(a).

 31.2 Certification  of Chief Financial Officer pursuant to Rule  13a-
               14(a).


                              SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


American Airlines, Inc.


By: /s/  Gerard J. Arpey
    Gerard J. Arpey
    Chairman, President and Chief Executive Officer
    (Principal Executive Officer)


Date: July 17, 2006


