Form 10-Q
period 2006-06-30
AMERICAN AIRLINES INC
filed 2006-07-25
CIK 4515

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[x]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2006.


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



                         Not Applicable
(Former name, former address and former fiscal year, if changed since last report)


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


Common Stock, $1 par value - 1,000 shares as of July 21, 2006.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.


                                 INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and six months ended June 30, 2006 and 2005

  Condensed Consolidated Balance Sheets -- June 30, 2006 and December
  31, 2005

  Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2006 and 2005

  Notes  to  Condensed Consolidated Financial Statements -- June  30,
  2006

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


SIGNATURE



                  PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

                                   Three Months Ended   Six Months Ended
                                      June 30,              June 30,
                                   2006      2005       2006       2005
Revenues
  Passenger                      $ 4,720   $ 4,264    $ 8,964    $ 8,106
  Regional Affiliates                702       561      1,271      1,012
  Cargo                              206       197        392        380
  Other revenues                     331       274        659        535
   Total operating revenues        5,959     5,296     11,286     10,033


Expenses
  Wages, salaries and benefits     1,527     1,528      3,103      3,030
  Aircraft fuel                    1,544     1,224      2,876      2,220
  Regional payments to AMR Eagle     554       510      1,086        983
  Other rentals and landing fees     300       289        586        562
  Commissions, booking fees
   and credit card expense           286       286        555        557
  Depreciation and amortization      243       240        483        485
  Maintenance, materials and
   repairs                           187       210        374        402
  Aircraft rentals                   144       143        285        286
  Food service                       128       125        251        248
  Other operating expenses           626       588      1,215      1,151
   Total operating expenses        5,539     5,143     10,814      9,924

Operating Income                     420       153        472        109

Other Income (Expense)
  Interest income                     67        28        119         63
  Interest expense                  (200)     (162)      (401)      (337)
  Interest capitalized                 7        24         14         46
  Related party interest - net       (11)       (2)       (17)        (4)
  Miscellaneous - net                 (3)        -        (13)        (7)
                                    (140)     (112)      (298)      (239)

Income (Loss) Before Income Taxes    280        41        174       (130)
Income tax                             -         -          -          -
Net Earnings (Loss)               $  280    $   41    $   174    $  (130)








The accompanying notes are an integral part of these financial statements.


AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                             June 30,      December 31,
                                               2006           2005
Assets
Current Assets
 Cash                                       $    164     $     133
 Short-term investments                        4,936         3,637
 Restricted cash and short-term
   investments                                   525           510
 Receivables, net                              1,097           967
 Inventories, net                                466           474
 Other current assets                            516           321
   Total current assets                        7,704         6,042

Equipment and Property
 Flight equipment, net                        11,695        11,696
 Other equipment and property, net             2,326         2,352
 Purchase deposits for flight equipment          176           277
                                              14,197        14,325

Equipment and Property Under Capital Leases
 Flight equipment, net                           798           916
 Other equipment and property, net               108           102
                                                 906         1,018

Route   acquisition   costs   and   airport
  operating and gate lease rights, net         1,156         1,167
Other assets                                   3,414         3,489
                                           $  27,377     $  26,041

Liabilities and Stockholder's Equity (Deficit)
Current Liabilities
 Accounts payable                          $   1,178     $     998
 Accrued liabilities                           2,193         2,205
 Air traffic liability                         4,440         3,615
 Payable to affiliates, net                      978           544
 Current maturities of long-term debt            811           829
 Current obligations under capital leases         97           138
   Total current liabilities                   9,697         8,329

Long-term debt, less current maturities        8,532         8,785
Obligations  under  capital  leases,  less
  current obligations                            861           922
Pension and postretirement benefits            4,956         4,998
Other  liabilities,  deferred  gains   and
  deferred credits                             4,088         4,186

Stockholder's Equity (Deficit)
  Common stock                                     -             -
  Additional paid-in capital                   3,623         3,406
  Accumulated other comprehensive loss        (1,056)       (1,087)
  Accumulated deficit                         (3,324)       (3,498)
                                                (757)       (1,179)
                                           $  27,377     $  26,041


The accompanying notes are an integral part of these financial statements.


AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                              Six Months Ended June 30,
                                                  2006          2005

Net Cash Provided by Operating Activities      $ 1,452      $   918

Cash Flow from Investing Activities:
  Capital expenditures                            (238)        (222)
  Net increase in short-term investments        (1,299)        (415)
  Net increase in restricted cash and short-
    term investments                               (15)         (14)
  Proceeds from sale of equipment and property       9           13
  Other                                             (6)           1
      Net cash used by investing activities     (1,549)        (637)


Cash Flow from Financing Activities:
  Payments on long-term debt and capital
    lease obligations                             (380)        (299)
  Reimbursement from construction reserve
    account                                         75            -
  Funds transferred from affiliates, net           433           59
      Net cash provided (used) by
        financing activities                       128         (240)

Net increase in cash                                31           41
Cash at beginning of period                        133          117

Cash at end of period                          $   164      $   158


























The  accompanying notes are an integral part of these  financial statements.


AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. American Airlines, Inc. (American or the Company) is a wholly owned subsidiary of AMR Corporation (AMR). The condensed consolidated financial statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. Annual Report on Form 10-K for the year ended December 31, 2005, as amended on July 17, 2006 (2005 Form 10-K).

   Cargo fuel and security surcharge revenues of $40 million and $72 million for the three months and six months ended June 30, 2005 have been reclassified from Other revenues to Cargo revenues in the consolidated statement of operations to conform to the current year presentation.

2. Under  the  1998  Long  Term Incentive Plan, as  amended  (the  1998
   LTIP), officers and key employees of AMR and its subsidiaries may be granted stock options, stock appreciation rights (SARs), restricted stock, deferred stock, stock purchase rights, other stock-based awards and/or performance-related awards, including cash bonuses. The total number of common shares authorized for distribution under the 1998 Long Term Incentive Plan is 23.7 million shares (after giving effect to a one-for-one stock dividend in 1998 and the dividend of shares of The Sabre Group, Inc. via a spin-off in 2000). The 1998 LTIP, the successor to the 1988 Long Term Incentive Plan (1988 LTIP), will terminate no later than May 21, 2008.

   In 2003, AMR established the 2003 Employee Stock Incentive Plan (the 2003 Plan) to provide, among other things, equity awards to employees as part of the 2003 restructuring process. Under the 2003 Plan, employees may be granted stock options, restricted stock and deferred stock. As of April 19, 2006, no additional shares were available for distribution under the 2003 Plan.

   Options granted under the 1988 LTIP, 1998 LTIP and the 2003 Plan are awarded with an exercise price equal to the fair market value of the stock on date of grant, become exercisable in equal annual installments over periods ranging from two to five years following the date of grant and expire no later than ten years from the date of grant. As of June 30, 2006, approximately 4.6 million options outstanding under the 1998 LTIP and 2003 Plan had not vested.

   Prior to January 1, 2006, American accounted for its participation in AMR's stock-based compensation plans in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock
   Issued to Employees" (APB 25) and related Interpretations. Under APB 25, no compensation expense was recognized for stock option grants if the exercise price of AMR's stock option grants was at or above the fair market value of the underlying stock on the date of grant. Effective January 1, 2006, AMR and American adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" (SFAS 123(R)) using the modified-prospective transition method. Under this transition method, compensation cost recognized in 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value used for pro forma disclosures and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated.


AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

   As a result of adopting SFAS 123(R), American's net income for the three months and six months ended June 30, 2006, was $5 million and $16 million lower than if it had continued to account for share-based compensation for stock options under APB 25.

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

                                  Three Months Ended      Six Months Ended
                                      June 30, 2005        June 30, 2005

   Net earnings (loss), as reported         $  41                $(130)
   Add: Stock-based employee
     compensation expense
     included in reported net
     earnings (loss)                           11                   17
   Deduct: Total stock-based
     employee compensation
     expense determined under
     fair value based methods
     for all awards                           (26)                 (48)

   Pro forma net earnings (loss)            $  26                $(161)


   On March 29, 2006, the AMR Board of Directors amended and restated the 2003-2005 Performance Share Plan for Officers and Key
   Employees, the 2004-2006 Performance Share Plan for Officers and Key Employees, and the 2004 Agreements for Deferred Shares (collectively, the Amended Plans). Before amendment, the plans allowed for settlement only in cash. The three Amended Plans permit settlement in a combination of cash and/or stock; however, the amendments did not impact the fair value of the obligations under the three Amended Plans. The Company anticipates using all currently available shares under the 1998 LTIP and the 2003 Plan to satisfy obligations under the three Amended Plans, but, based on current estimates, a portion of the obligations will be settled in cash. The Company will account for these obligations prospectively as a combination of liability and equity grants. In accordance with SFAS 123(R), the Company reclassified $187 million from Accrued liabilities to Additional paid-in capital on March 29, 2006, representing the vested portions of the current estimated fair value of obligations under all three of the Amended Plans that are expected to be settled with stock.










AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

3. As of June 30, 2006, the Company had commitments to acquire an aggregate of 47 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. Future payments for all aircraft, including the estimated amounts for price escalation, will be approximately $2.8 billion in 2011 through 2016.

4. Accumulated depreciation of owned equipment and property at June
   30, 2006 and December 31, 2005 was $9.8 billion and $9.4 billion, respectively. Accumulated amortization of equipment and property under capital leases was $1.0 billion and $1.1 billion at June 30, 2006 and December 31, 2005, respectively.

5. As discussed in Note 8 to the consolidated financial statements in the 2005 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company's deferred tax asset valuation allowance decreased $77 million during the six months ended June 30, 2006 to $1.7 billion as of June 30, 2006.

6. As of June 30, 2006, American has issued guarantees covering approximately $1.1 billion of AMR's unsecured debt. In addition, as of June 30, 2006, AMR and American have issued guarantees covering approximately $408 million of AMR Eagle's secured debt.

   On March 27, 2006, American refinanced its bank credit facility. In general, the new credit facility adjusted the amounts borrowed under the senior secured revolving credit facility and the senior secured term loan facility, reduced the overall interest rate on the combined credit facility and favorably modified certain debt covenant requirements.


AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

7. The following tables provide the components of net periodic benefit cost for the three and six months ended June 30, 2006 and 2005 (in millions):

                                            Pension Benefits
                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                  2006      2005         2006      2005

  Components of net periodic
   benefit cost

   Service cost                   $ 100     $  93        $ 199     $ 185
   Interest cost                    160       153          321       305
   Expected return on assets       (167)     (164)        (335)     (329)
   Amortization of:
   Prior service cost                 4         4            8         8
   Unrecognized net loss             20        13           40        26

   Net periodic benefit cost      $ 117     $  99        $ 233     $ 195


                                       Other Postretirement Benefits
                                 Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                                  2006      2005         2006      2005

  Components of net periodic
   benefit cost

   Service cost                   $  20     $  19        $  38     $  37
   Interest cost                     49        49           96        99
   Expected return on assets         (4)       (4)          (8)       (7)
   Amortization of:
   Prior service cost                (3)       (3)          (5)       (5)
   Unrecognized net loss              -         1            1         1

   Net periodic benefit cost      $  62     $  62        $ 122     $ 125

   The Company expects to contribute approximately $250 million to its defined benefit pension plans in 2006. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004. Of the $250 million the Company expects to contribute to its defined benefit pension plans in 2006, the Company contributed $119 million during the six months ended June 30, 2006 and contributed $65 million on July 14, 2006.


AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


8. As a result of the events of September 11, 2001, the depressed revenue environment, high fuel prices and the Company's restructuring activities, the Company has recorded a number of charges during the last few years. The following table summarizes the changes since December 31, 2005 in the remaining accruals for these charges (in millions):

                               Aircraft    Facility
                               Charges    Exit Costs     Total

      Remaining accrual
       at December 31, 2005     $  150      $   36      $  186
      Adjustments                   (5)        (11)        (16)
      Payments                      (9)         (1)        (10)
      Remaining accrual
       at June 30, 2006         $  136      $   24      $  160


   Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

9. The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting, changes in minimum pension liabilities and unrealized gains and losses on available-for-sale securities in comprehensive income (loss). For the three months ended June 30, 2006 and 2005, comprehensive income was $291 million and $52 million, respectively, and for the six months ended June 30, 2006 and 2005, comprehensive income (loss) was $205 million and $(74) million, respectively. The difference between net earnings (loss) and comprehensive income (loss) for the three and six months ended June 30, 2006 and 2005 is due primarily to the accounting for the Company's derivative financial instruments.

   Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. As required by Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. As a result of its quarterly effectiveness assessment, the Company determined that the majority of its derivatives settling during the remainder of 2006 and in 2007 are no longer expected to be highly effective in offsetting changes in forecasted jet fuel purchases. As a result, effective on July 1, 2006, all subsequent changes in the fair value of those particular hedge contracts will be recognized directly in earnings rather than being deferred in Accumulated other comprehensive loss. On an economic basis, these derivatives will continue to largely offset potential changes in the price of jet fuel. Hedge accounting will continue to be applied to derivatives used to hedge forecasted jet fuel purchases that are expected to remain highly effective.


AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

10.On  March  31, 2006, the Financial Accounting Standards  Board
   (FASB) issued an exposure draft "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of
   FASB Statements No. 87, 88, 106, and 132(R)". The proposed standard would, among other things, require the Company to:

   - Recognize the funded status of the Company's defined benefit plans in its consolidated financial statements.

   - Recognize as a component of Other comprehensive income (loss) the actuarial gains and losses and the prior service costs and credits that arise during the period but are not immediately recognized as components of net periodic benefit cost.

   The proposed standard would be effective for fiscal years ending after December 15, 2006. As of December 31, 2005, the required adjustment to the Company's balance sheet would increase the liability for pension and postretirement benefits and increase Accumulated other comprehensive loss by approximately $1.0 billion; however, increases in interest rates since December 31, 2005 would offset some portion of the required adjustment to the consolidated balance sheet.






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," "indicates," "believes," "forecast," "guidance," "outlook," "may," "will," "should," and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company's objectives, plans or goals are forward looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs, future financing plans and needs, overall economic and industry conditions, plans and objectives for future operations, and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Forward-looking statements are subject to a number of factors that could cause the Company's actual results to differ materially from the Company's expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: the materially weakened financial condition of the Company, resulting from its significant losses in recent years; the ability of the Company to generate additional revenues and significantly reduce its costs; changes in economic and other conditions beyond the Company's control, and the volatile results of the Company's operations; the Company's substantial indebtedness and other obligations; the ability of the Company to satisfy existing financial or other covenants in certain of its credit agreements; continued high fuel prices and further increases in the price of fuel, and the availability of fuel; the fiercely competitive business environment faced by the Company, and historically low fare levels; competition with reorganized and reorganizing carriers; the Company's reduced pricing power; the Company's likely need to raise additional funds and its ability to do so on acceptable terms; changes in the Company's business strategy; government regulation of the Company's business; conflicts overseas or terrorist attacks; uncertainties with respect to the Company's international operations; outbreaks of a disease (such as SARS or avian flu) that affects travel behavior; uncertainties with respect to the Company's relationships with unionized and other employee work groups; increased insurance costs and potential reductions of available insurance coverage; the Company's ability to retain key management personnel; potential failures or disruptions of the Company's computer, communications or other technology systems; changes in the price of AMR's common stock; and the ability of the Company to reach acceptable agreements with third parties. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Company's 2005 Form 10-K (see in particular Item 1A "Risk Factors" in the 2005 Form 10-K).

Overview

The Company recorded net earnings of $280 million during the second quarter of 2006 compared to $41 million in the same period last year. The Company's second quarter 2006 results were impacted by the continuing increase in fuel prices, offset by an improvement in unit revenues (passenger revenue per available seat mile).

The price of jet fuel increased by 46.1 cents per gallon compared to the second quarter of 2006. This price increase negatively impacted fuel expense by $340 million during the quarter based on fuel consumption of 737 million gallons. Continuing high fuel prices, additional increases in the price of fuel, and/or disruptions in the supply of fuel would further adversely affect the Company's financial condition and its results of operations.



Mainline passenger unit revenues increased 11.7 percent for the second quarter due to a 3.1 point load factor increase and a 7.6 percent increase in passenger yield (passenger revenue per passenger mile) compared to the same period in 2005. The load factor increase reflects an overall reduction in domestic capacity and an improvement in economic conditions. Passenger yield showed significant year-over-year improvement as the Company has been successful in implementing limited fare increases to partially offset the continuing rise in the cost of fuel; however, passenger yield remains depressed by historical standards. The Company believes this depressed passenger yield is due in large part to a corresponding decline in the
Company's pricing power. The Company's reduced pricing power is the product of several factors, including: greater cost sensitivity on the part of travelers (particularly business travelers); pricing transparency resulting from the use of the Internet; greater competition from low-cost carriers and from carriers that have recently reorganized or are reorganizing, including under the protection of Chapter 11 of the U.S. Bankruptcy Code; other carriers that are better hedged against rising fuel costs and able to better absorb the current high jet fuel prices; and, more recently, fare simplification efforts by certain carriers. The Company believes that its reduced pricing power will persist indefinitely and possibly permanently.

The Company's ability to become consistently profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company's control. Some of the risk factors that affect the Company's business and financial results are referred to under "Forward-Looking Information" above and are discussed in the Risk Factors listed in Item 1A (on pages 11-16) in the 2005 Form 10-K. As the Company seeks to improve its financial condition, it must continue to take steps to generate additional revenues and to significantly reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, the ultimate success of these initiatives is not known at this time and cannot be assured. It will be very difficult, absent continued restructuring of its operations, for the Company to continue to fund its obligations on an ongoing basis, or to become consistently profitable, if the overall industry revenue environment does not continue to improve and fuel prices remain at historically high levels for an extended period.

On June 15, 2006, the cities of Dallas and Fort Worth, Texas, DFW International Airport, Southwest Airlines, and the Company announced an agreement in principle to modify the Wright Amendment, which authorizes certain flight operations at Dallas Love Field within limited geographic areas. Southwest Airlines had been actively seeking repeal of the Wright Amendment, with the goal of eliminating the geographic restrictions on operations at Love Field, and the Company had opposed those efforts. The initial agreement was later reduced to a contract among the five parties, which became finalized and effective on June 29, 2006. Among other things, the agreement eventually eliminates geographic restrictions on operations while limiting the maximum number of gates at Love Field. The Company believes the proposed modifications are a pragmatic resolution of the issues related to the Wright Amendment and the use of Love Field. Because the Wright Amendment is a federal law, Congress must approve legislation for the proposed changes to be enacted.


LIQUIDITY AND CAPITAL RESOURCES

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations), as described more fully under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2005 Form 10-K. As of the date of this Form 10-Q, the Company believes it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. However, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, and because the Company has significant debt, lease and other obligations in the next several years, as well as substantial pension funding obligations, the Company will likely need access to additional funding. The Company's possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt (a very large majority of the Company's owned aircraft, including virtually all of the Company's Section 1110-eligible aircraft, are encumbered) or sale-leaseback transactions involving owned aircraft;
(ii) debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; and (vi) unsecured debt. However, the availability and level of these financing sources cannot be assured, particularly in light of the Company's recent financial results, substantial indebtedness, reduced credit ratings, high fuel prices, historically weak revenues and the financial difficulties being experienced in the airline industry. The inability of the Company to obtain any necessary funding on acceptable terms would have a material adverse impact on the ability of the Company to sustain its operations over the long-term.

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

Credit Facility Covenants

American has a credit facility (the Credit Facility) consisting of a fully drawn $315 million senior secured revolving credit facility with a final maturity on June 17, 2009 and a fully drawn $447 million term loan facility with a final maturity on December 17, 2010. The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the life of the Credit Facility. In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals). The required ratio was 1.00 to 1.00 for the four quarter period ending June 30, 2006 and will increase gradually to 1.50 to
1.00 for the four quarter period ending June 30, 2009 and for each four quarter period ending on each fiscal quarter thereafter. AMR and American were in compliance with the Liquidity Covenant and the EBITDAR covenant as of June 30, 2006 and expect to be able to continue to comply with these covenants. However, given the historically high price of fuel and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with the Liquidity Covenant and, in particular, the EBITDAR Covenant, and there are no assurances that AMR and American will be able to comply with these covenants. Failure to comply with these covenants would result in a default under the Credit Facility which - - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default - - could result in a default under a significant amount of the Company's other debt and lease obligations and otherwise adversely affect the Company.


Pension Funding Obligation

The Company expects to contribute approximately $250 million to its defined benefit pension plans in 2006. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004. Of the $250 million the Company expects to contribute to its defined benefit pension plans in 2006, the Company contributed $119 million during the six months ended June 30, 2006 and contributed $65 million on July 14, 2006.

Under Generally Accepted Accounting Principles, the Company's defined benefit plans were underfunded as of December 31, 2005 by $3.2 billion based on the Projected Benefit Obligation (PBO) and by $2.3 billion based on the Accumulated Benefit Obligation (ABO) (refer to Note 10 to the consolidated financial statements in the 2005 Form 10-K). The Company's funded status at December 31, 2005 under the relevant Government funding standard is similar to its funded status using the ABO methodology. Due to uncertainties regarding significant assumptions involved in estimating future required contributions to its defined benefit pension plans, such as interest rate levels, the amount and timing of asset returns, and, in particular, the impact of proposed legislation currently pending the reconciliation process of the U.S. Congress, the Company is not able to reasonably estimate its future required contributions beyond 2006. However, absent significant legislative relief or significant favorable changes in market conditions, or both, the Company could be required to fund in 2007 a majority of the underfunded balance under the relevant Government funding standard. Even with significant legislative relief (including proposed airline-specific relief), the Company's 2007 required minimum contributions are expected to be higher than the Company's 2006 contributions.

Cash Flow Activity

At June 30, 2006, the Company had $5.1 billion in unrestricted cash and short-term investments, an increase of $1.3 billion from December 31, 2005. Net cash provided by operating activities in the six months ended June 30, 2006 was $1.5 billion, an increase of $534 million over the same period in 2005 primarily due to an increase in the Air traffic liability resulting from improved economic conditions. The Company contributed $119 million to its defined benefit pension plans in the first six months of 2006 compared to $213 million during the first six months of 2005.

Capital  expenditures  for the first six months  of  2006  were  $238 million and primarily included the acquisition of two Boeing 777-200ER aircraft and the cost of improvements at New York's John F. Kennedy airport (JFK). Substantially all of the Company's construction costs at JFK will be reimbursed through a fund established from a previous financing transaction.


RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2006 and 2005

Revenues

The Company's revenues increased approximately $1.3 billion, or 12.5 percent, to $11.3 billion for the six months ended June 30, 2006 from the same period last year. American's passenger revenues increased by 10.6 percent, or $858 million, while capacity (available seat mile) (ASM) decreased by 0.6 percent. American's passenger load factor increased 2.5 points to 80.0 percent and passenger revenue yield per passenger mile increased by 7.8 percent to 12.83 cents. This resulted in an increase in American's passenger revenue per available seat mile (RASM) of 11.3 percent to 10.26 cents. Following is additional information regarding American's domestic and international RASM and capacity based on geographic areas defined by the Department of Transportation (DOT):

                            Six Months Ended June 30, 2006
                         RASM      Y-O-Y        ASMs        Y-O-Y
                        (cents)    Change     (billions)   Change

   DOT Domestic          10.40      13.3%       56.1        (2.8)%
   International         10.02       7.6        31.3         3.7
     DOT Latin America   10.50      14.1        15.0        (2.7)
     DOT Atlantic        10.09       3.3        12.2         6.4
     DOT Pacific          8.03      (2.5)        4.1        24.2

Regional  Affiliates  include  two  AMR  wholly  owned  subsidiaries,
American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers with which American has capacity purchase agreements, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates' passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $259 million, or 25.6 percent, to $1.3 billion as a result of increased capacity, load factors and passenger yield. Regional Affiliates' traffic increased 17.6 percent to 4.9 billion revenue passenger miles (RPMs), while capacity increased 9.3 percent to 6.7 billion ASMs, resulting in a 5.3 point increase in the passenger load factor to 73.9 percent.

Cargo revenues increased 3.2 percent, or $12 million, to $392 million as a result of a $20 million increase in fuel surcharges offset by a
1.4 percent decrease in cargo ton miles.

Other revenues increased 23.2 percent, or $124 million, to $659 million due in part to increased third-party maintenance contracts obtained by the Company's maintenance and engineering group and increases in certain passenger fees.


Operating Expenses

The Company's total operating expenses increased 9.0 percent, or $890 million, to $10.8 billion for the six months ended June 30, 2006 compared to the same period in 2005. American's mainline operating expenses per ASM in the six months ended June 30, 2006 increased 9.3 percent compared to the same period in 2005 to 10.84 cents. These increases are due primarily to a 32.8 percent increase in American's price per gallon of fuel in the first half of 2006 relative to the same period in 2005, including the impact of a $55 million fuel excise tax refund received in March 2005.



    (in millions)                  Six Months
                                      Ended          Change    Percentage
   Operating Expenses             June 30,2006     from 2005    Change


   Wages, salaries and benefits     $  3,103        $   73       2.4%
   Aircraft fuel                       2,876           656      29.5    (a)
   Regional payments to AMR Eagle      1,086           103      10.5    (b)
   Other rentals and landing fees        586            24       4.3
   Commissions, booking fees
     and credit card expense             555            (2)     (0.4)
   Depreciation and amortization         483            (2)     (0.4)
   Maintenance, materials
     and repairs                         374           (28)     (7.0)
   Aircraft rentals                      285            (1)     (0.3)
   Food service                          251             3       1.2
   Other operating expenses            1,215            64       5.6
     Total operating expenses       $ 10,814        $  890       9.0%

  (a) Aircraft fuel expense increased primarily due to a 32.8 percent increase in American's price per gallon of fuel (including the benefit of a $55 million fuel excise tax refund received in March 2005 and the impact of fuel hedging) offset by a 2.4 percent decrease in American's fuel consumption.
  (b) Regional payment to AMR Eagle increased primarily as a result of increased capacity and fuel costs.

Other Income (Expense)

Other income (expense), historically a net expense, increased $59 million due primarily to a decrease in interest capitalized of $32 million due to the capitalization of certain construction costs at JFK in 2005. Both interest income and interest expense increased during 2006 versus 2005. Interest income increased due to increases in interest rates and cash and short-term investment balances. Interest expense increased due to an increase in interest rates.


Income Tax

The Company did not record a net tax provision (benefit) associated with its earnings (loss) for the six months ended June 30, 2006 and 2005 due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.


Regional Affiliates

The following table summarizes the combined capacity purchase activity for the American Connection carriers and AMR Eagle for the six months ended June 30, 2006 and 2005 (in millions):

                                             Six Months Ended
                                                 June 30,
                                             2006        2005
       Revenues:
       Regional Affiliates                   $1,271      $1,012
       Other                                     50          43
                                             $1,321      $1,055

       Expenses:
       Payment to Regional Affiliates        $1,184      $1,073
       Other incurred expenses                  159         137
                                             $1,343      $1,210

In addition, passengers connecting to American's flights from American Connection and AMR Eagle flights generated passenger revenues for American flights of $867 million and $744 million for the six months ended June 30, 2006 and 2005, respectively, which are included in Revenues - Passenger in the consolidated statements of operations.

Outlook

The Company currently expects third quarter 2006 mainline unit costs to increase nearly seven percent year over year. Full year 2006 mainline unit costs are also expected to increase approximately seven percent versus 2005.

Capacity for American's mainline jet operations is expected to decline more than two percent in the third quarter of 2006 compared to the third quarter of 2005. Mainline capacity is expected to decline approximately one percent in the full year 2006 compared to 2005.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company's 2005 Form 10-K. The change in market risk for aircraft fuel is discussed below for informational purposes due to the sensitivity of the Company's financial results to changes in fuel prices.

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

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the June 30, 2006 cost per gallon of fuel. Based on projected 2006 and 2007 fuel usage through June 30, 2007, such an increase would result in an increase to aircraft fuel expense of approximately $489 million in the twelve months ended June 30, 2007, inclusive of the impact of fuel hedge instruments outstanding at June 30, 2006. Comparatively, based on projected 2006 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $477 million in the twelve months ended December 31, 2006, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2005. The change in market risk is primarily due to the increase in fuel prices.

Ineffectiveness is inherent in hedging jet fuel with derivative positions based in crude oil or other crude oil related commodities. As required by Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Company assesses, both at the inception of each hedge and on an on-going basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. As a result of its quarterly effectiveness assessment, the Company determined that more than 65 percent of its derivatives, based on market value, settling during the remainder of 2006 and in 2007 are no longer expected to be highly effective in offsetting changes in forecasted jet fuel purchases. As a result, effective on July 1, 2006, all subsequent changes in the fair value of those particular hedge contracts will be recognized directly in earnings rather than being deferred in Accumulated other comprehensive loss. On an economic basis, these derivatives will continue to largely offset potential changes in the price of jet fuel. Hedge accounting will continue to be applied to derivatives used to hedge forecasted jet fuel purchases that are expected to remain highly effective.

As of June 30, 2006, the Company had effective hedges, including option contracts and collars, covering approximately 34 percent of its estimated remaining 2006 fuel requirements and an insignificant amount of its estimated fuel requirements thereafter. The consumption hedged for the remainder of 2006 is capped at an average price of approximately $66 per barrel of crude oil. As discussed above, the majority of these contracts were determined to be ineffective beginning July 1, 2006. A deterioration of the Company's financial position could negatively affect the Company's ability to hedge fuel in the future.


Item 4.  Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006. During the quarter ending on June 30, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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

On August 19, 2002, a class action lawsuit seeking monetary damages was filed, and on May 7, 2003, an amended complaint was filed in the United States District Court for the Southern District of New York (Power Travel International, Inc. v. American Airlines, Inc., et al.) against American, Continental Airlines, Delta Air Lines, United Airlines, and Northwest Airlines, alleging that American and the other defendants breached their contracts with the agency and were unjustly enriched when these carriers at various times reduced their base commissions to zero. The as yet uncertified class includes all travel agencies accredited by the Airlines Reporting Corporation "whose base commissions on airline tickets were unilaterally reduced to zero by" the defendants. The claims against Delta Air Lines have been dismissed, and the case is stayed as to United Airlines and Northwest Airlines since they filed for bankruptcy. On April 19, 2006, a stipulation was filed dismissing American from the lawsuit with prejudice.


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

Four cases (each being a purported class action) were filed against American arising from the disclosure of passenger name records by a vendor of American. The cases are: Kimmell v. AMR, et al. (U. S. District Court, Texas), Baldwin v. AMR, et al. (U. S. District Court, Texas), Rosenberg v. AMR, et al. (U. S. District Court, New York) and Anapolsky v. AMR, et al. (U.S. District Court, New York). The Kimmell suit was filed in April 2004. The Baldwin and Rosenberg cases were filed in May 2004. The Anapolsky suit was filed in September 2004. The suits allege various causes of action, including but not limited to, violations of the Electronic Communications Privacy Act, negligent misrepresentation, breach of contract and violation of alleged common law rights of privacy. In each case plaintiffs seek statutory damages of $1000 per passenger, plus additional unspecified monetary damages. The Court dismissed the cases but allowed leave to amend, and the plaintiffs in the Kimmell and Rosenberg cases filed amended complaints on June 24, 2005. The Kimmell and Rosenberg plaintiffs have voluntarily dismissed with prejudice the remaining claims and waived their right to appeal on all issues.

American is defending an appeal of a lawsuit, filed as a class action but not certified as such, arising from allegedly improper failure to refund certain governmental taxes and fees collected by American upon the sale of nonrefundable tickets when such tickets are not used for travel. In Harrington v. Delta Air Lines, Inc., et al., (filed November 24, 2004 in the United States District Court for the District of Massachusetts), the plaintiffs sought unspecified actual damages (trebled), declaratory judgment, injunctive relief, costs, and attorneys' fees. The suit asserted various causes of action, including breach of contract, conversion, and unjust enrichment against American and numerous other airline defendants. The defendants filed a motion to dismiss which was granted. Plaintiffs have filed a notice of appeal with the First Circuit Court of Appeals. American is vigorously defending the suit and believes it to be without merit. However, a final adverse court decision requiring American to refund collected taxes and/or fees could have a material adverse impact on the Company. Additionally, the same attorneys representing the Harrington plaintiffs filed a qui tam suit entitled Teitelbaum v. Alaska Airlines, et al. in the United States District Court for the District of Massachusetts. American was notified that it was a defendant in this case in December 2005. This case asserted essentially the same claims as in the Harrington case, and asserted that the United States had been damaged and requested essentially the same relief on behalf of the United States. The Teitelbaum plaintiffs have voluntarily dismissed the case.

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


On July 12, 2004, a consolidated class action complaint, that was subsequently amended on November 30, 2004, was filed against American and the Association of Professional Flight Attendants (APFA), the Union which represents the Company's flight attendants (Ann M. Marcoux, et al., v. American Airlines Inc., et al. in the United States District Court for the Eastern District of New York). While a class has not yet been certified, the lawsuit seeks on behalf of all of American's flight attendants or various subclasses to set aside, and to obtain damages allegedly resulting from, the April 2003 Collective Bargaining Agreement referred to as the Restructuring Participation Agreement (RPA). The RPA was one of three labor agreements the Company successfully reached with its unions in order to avoid filing for bankruptcy in 2003. In a related case (Sherry Cooper, et al. v. TWA Airlines, LLC, et al., also in the United States District Court for the Eastern District of New York), the court denied a preliminary injunction against implementation of the RPA on June 30, 2003. The Marcoux suit alleges various claims against the Union and American relating to the RPA and the ratification vote on the RPA by individual Union members, including: violation of the Labor Management Reporting and Disclosure Act (LMRDA) and the APFA's Constitution and By-laws, violation by the Union of its duty of fair representation to its members, violation by the Company of provisions of the Railway Labor Act (RLA) through improper coercion of flight attendants into voting or changing their vote for ratification, and violations of the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On March 28, 2006, the district court dismissed all of various state law claims against the Company, all but one of the LMRDA claims against the APFA, and the claimed violations of RICO. This leaves the claimed violations of the RLA and the duty of fair representation against the Company and the APFA (as well as one LMRDA claim and one claim against the APFA of a breach of the union constitution). Although the Company believes the case against it is without merit and both the Company and the Union are vigorously defending the lawsuit, a final adverse court decision invalidating the RPA and awarding substantial money damages would have a material adverse impact on the Company.

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


Approximately 38 purported class action lawsuits (Animal Land, Inc. v. Air Canada et al. filed in the United States District Court for the Eastern District of New York on February 17, 2006; Joan Adams v. British Airways et al. filed in the United States District Court for the Eastern District of New York on February 22, 2006; Rock
International Transport v. Air Canada et al. filed in the United States District Court for the Eastern District of New York on February 24, 2006; Helen's Wooden Crafting Co. v. Air Canada et al. filed in the United States District Court for the Eastern District of New York on February 24, 2006; ABM Int'l, Inc. v. Ace Aviation Holdings, Inc. et al. filed in the United States District Court for the Eastern District of New York on February 28, 2006; Blumex USA, Inc. v. Air Canada et al. filed in the United States District Court for the Northern District of Illinois on March 1, 2006; Mamlaka Video v. Air Canada et al. filed in the United States District Court for the Eastern District of New York on March 3, 2006; Spraying Systems Co. v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the Eastern District of New York on March 3, 2006; Mitchell Spitz v. Air France-KLM et al. filed in the United States District Court for the Eastern District of New York on March 6, 2006; JCK Industries, Inc. v. British Airways, PLC et al. filed in the United States District Court for the Eastern District of New York on March 6, 2006; Marc Seligman v. Air Canada et al. filed in the United States District Court for the Southern District of Florida on March 6, 2006; CID Marketing and Promotion Inc. v. AMR Corporation et al. filed in the United States District Court for the Eastern District of Pennsylvania on March 7, 2006; Lynn Culver v. Air Canada et al. filed in the United States District Court for the District of Columbia on March 8, 2006; JSL Carpet Corp. v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the Eastern District of New York on March 10, 2006; Y. Hata & Co, Ltd. v. Air France-KLM et al. filed in the United States District Court for the Northern District of California on March 13, 2006; FTS International Express v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the District of Columbia on March 15, 2006; Thule, Inc. v. Air Canada et al. filed in the United States District Court for the Eastern District of New York on March 28, 2006; Rosetti Handbags and Accessories, Ltd. v. Air France ADS et al. filed in the United States District Court for the Eastern District of New York on March 31, 2006; W.I.T. Entertainment Inc. v. AMR Corporation et al. filed in the United States District Court for the Southern District of Florida on April 3, 2006; Jeff Rapps v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on April 7, 2006; Funke Design Build, Inc. v. AMR Corporation et al. filed in the United States District Court for the Northern District of Illinois on April 7, 2006; Sul-American Export Inc. v. Air France ADS et al. filed in the United States District Court for the Eastern District of New York on April 7, 2006; La Regale Ltd. v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on April 12, 2006; J.A. Transport Inc. v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the District of Columbia on April 12, 2006; Caribe Air Cargo, Inc. v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the District of Columbia on April 13, 2006; Gold Eye Distributors, Inc. v. Air France ADS et al. filed in the United States District Court for the Eastern District of New York on April 14, 2006; Ralph Olarte v. British Airways PLC et al. filed in the United States District Court for the District of Columbia on April 19, 2006; Capogiro LLC v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the District of Columbia on April 20, 2006; Ali Fayazi v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on April 26, 2006; Janice Perlman v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on May 9, 2006; Leslie Young v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on May 12, 2006; Craig Antell, M.D. v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on May 16, 2006; Eurotrendz v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on May 18, 2006; David Asher Rakoff v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on May 22, 2006; Kalla Hirschbein v. British Airways PLC et al. filed in the United States District Court for the Eastern District of New York on June 1, 2006; Association des Utilisateurs du Transport de Fret v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the District of Columbia on June 6, 2006; and McDuffee New York, Inc. v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the Northern District of Illinois on June 27, 2006) have been filed against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges on cargo shipments. These cases have been consolidated in the United States District Court for the Eastern District of New York, together with approximately 46 other class action lawsuits in which the Company has not been named as a defendant. Plaintiffs are seeking trebled money damages and injunctive relief. American will vigorously defend these lawsuits; however, any adverse judgment could have a material adverse impact on the Company.

On June 20, 2006, DOJ served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign passenger carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The Company intends to cooperate fully with this investigation. In the event that these investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company.



Approximately 17 purported class action lawsuits (Saldana v. American Airlines, Inc. et al. filed in the United States District Court for the Southern District of New York on June 23, 2006; McGovern v. AMR Corporation, et al. filed in the United States District Court for the Northern District of Illinois on June 23, 2006; Baharani v. British Airways PLC et al. filed in the United States District Court for the Southern District of Florida on June 23, 2006; Boccara v. British Airways PLC et al. filed in the United States District Court for the Northern District of Florida on June 23, 2006; Chin v. AMR Corporation et al. filed in the United States District Court for the Northern District of Illinois on June 26, 2006; McDuffee New York, Inc. v. ACE Aviation Holdings, Inc. et al. filed in the United States District Court for the Northern District of Illinois on June 27, 2006; McGrath
v. AMR Corporation et al. filed in the United States District Court for the Northern District of Illinois on June 27, 2006; Fadden v. AMR Corporation et al. filed in the United States District Court for the Northern District of Illinois on June 28, 2006; Szeleqski v. AMR Corporation et al. filed in the United States District Court for the Northern District of Illinois on June 28, 2006; Golin v. AMR Corporation et al. filed in the United States District Court for the Northern District of California on June 29, 2006; Mazzocco v. AMR Corporation et al. filed in the United States District Court for the Eastern District of New York on June 29, 2006; McIntyre Group, Ltd. v. AMR Corporation et al. filed in the United States District Court for the Northern District of California on June 29, 2006; Miller v. British Airways PLC et al. filed in the United States District Court for the Eastern District of Pennsylvania on June 29, 2006; Nelson v. AMR Corporation filed in the United States District Court for the Eastern District of New York on June 29, 2006; Weiss v. British Airways PLC et al. filed in the United States District Court for the Eastern District of Pennsylvania on June 30, 2006; Marco v. American Airlines, Inc. et al. filed in the United States District Court for the Central District of California on June 30, 2006; and Finegan v. British Airways PLC et al., filed in the United States District Court for the Eastern District of New York on July 6, 2006) have been filed against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation. These cases are expected to be consolidated in an as yet undetermined court together with approximately 32 other class action lawsuits in which the Company has not been named as a defendant. Plaintiffs are seeking trebled money damages and injunctive relief. American will vigorously defend these lawsuits; however, any adverse judgment could have a material adverse impact on the Company.


Item 5.  Other Information

As discussed in the AMR Proxy Statement, the Compensation Committee of the AMR Board of Directors conducts annually a comprehensive review of compensation for the executive officers of
AMR and American with independent compensation consultants engaged
by  the  Committee.   At the July 2006 meetings  of  the  Compensation
Committee and the Board, the following compensation initiatives were approved (effective July 24, 2006):

  - Grants of stock-settled stock appreciation rights pursuant to the form of Stock Appreciation Right Agreement ("SAR Agreement"), attached as Exhibit 10.1 to this Form 10-Q, and the corresponding Amendment to the AMR Corporation 1998 Long Term Incentive Plan, as Amended, dated as of July 19, 2006, attached as Exhibit 10.2 to this Form 10-Q. An attachment to the form SAR Agreement notes the stock-settled stock appreciation right grants to the executive officers, effective July 24, 2006.
  -  Grants of deferred shares pursuant to the form of Deferred Share
     Award Agreement for 2006 ("Deferred Share Agreement"). The form of the Deferred Share Agreement is attached as Exhibit 10.3 to this Form 10-Q, and an attachment to the form Deferred Share Agreement notes the deferred share grants to the executive officers, effective July 24, 2006.
  -  Grants of performance shares pursuant to the form of Performance
     Share Agreement ("Performance Share Agreement") under the 2006 - 2008 Performance Share Plan for Officers and Key Employees. The form of the Performance Share Agreement is attached as Exhibit 10.4 to this Form 10-Q, and an attachment to the form Performance Share Agreement notes the performance share grants to the executive officers, effective July 24, 2006.

For Gerard J. Arpey, the Committee determined that an increase of Mr. Arpey's compensation was necessary based on several considerations, including:

  - According to the data and recommendations of the Committee's independent compensation consultants, the adjustments were required to begin to bring Mr. Arpey's compensation more in-line with median CEO compensation at comparably-sized companies and other airlines.
  -  The need to retain Mr. Arpey over the long-term.
  - Mr. Arpey declined base salary increases upon his promotion to CEO in 2003, and in each of 2004 and 2005 (other than the 1.5% pay increase offered to all management employees).
  - Internal equity related to the market-rate salary of the Company's new Chief Financial Officer.

At the July 2006 meetings of the Committee and the Board, the following compensation initiatives were therefore approved for Mr.
Arpey:

  -  Base salary increase to $650,000.
  -  Long-term incentive grants (effective July 24, 2006), comprised of:
     -  77,500 stock-settled Stock Appreciation Rights
     -  22,000 Deferred Shares
     -  100,000 Performance Shares
     - 58,000 career performance shares (pursuant to the terms of the Career Performance Shares, Deferred Stock Award Agreement between the Company and Mr. Arpey, dated as of July 25, 2005. The form of this agreement is attached as Exhibit 10.6 to AMR's report on Form
        10-Q for the quarterly period ended June 30, 2005.)


Item 6.  Exhibits

The following exhibits are included herein:

10.1 Form of Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted)

10.2 Amendment to the 1998 Long Term Incentive Plan, as Amended, dated as of July 19, 2006

10.3 Form of 2006 Deferred Share Award Agreement (with awards to executive officers noted)

10.4 Form of Performance Share Agreement under the 2006 - 2008 Performance Share Plan for Officers and Key Employees (with awards to executive officers noted)

12 Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2006 and 2005.

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


                               AMERICAN AIRLINES, INC.




Date:  July 25, 2006       BY: /s/Thomas W. Horton
                               Thomas W. Horton
                               Executive  Vice  President  and  Chief
                               Financial Officer
                               (Principal Financial and Accounting Officer)



