Form 10-K/A
period 2006-12-31
AMERICAN AIRLINES INC
filed 2007-02-27
CIK 4515

United States Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
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
The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions I(1)(a) and (b) of Form 10-K/A.

EXPLANATORY NOTE
This Form 10-K/A (Amendment No. 1) is being filed by American Airlines, Inc. (the Company) to revise the presentation of the adjustment resulting from the Company’s adoption in 2006 of SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, in the Consolidated Statement of Stockholder’s Equity (Deficit) included in the Company’s original report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2007 (original Form 10-K). These revisions do not change the total stockholder’s deficit previously reported or any of the other previously reported ending balances in the Consolidated Statement of Stockholder’s Equity (Deficit) as of December 31, 2006.
The only revisions to the Consolidated Statement of Stockholder’s Equity (Deficit) included in the original 10-K are as follows:
•
The line item “Adjustment resulting from adoption of SFAS 158” that reduced stockholder’s equity (deficit) by $998 million in 2006 was inadvertently included as a component of the subtotal of total comprehensive income (loss) for 2006 in the Consolidated Statement of Stockholder’s Equity (Deficit) in the original Form 10-K. Total comprehensive income (loss) has been revised to exclude the line item “Adjustment resulting from adoption of SFAS 158”, which is now shown below the Total comprehensive income (loss) subtotal. Revised Total comprehensive income for 2006 is $850 million.

In addition to the revisions to the Consolidated Statement of Stockholder’s Equity (Deficit) referred to above: 1) as required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, the Company’s principal executive officer and principal financial officer are providing new Rule 13a-14(a) certifications in connection with this Form 10-K/A and are also furnishing, but not filing, a new written statement pursuant to section 906 of the Sarbanes-Oxley Act of 2002, and 2) the Company is filing an updated Consent of Independent Registered Public Accounting Firm.
The only changes to the original Form 10-K being made by this Form 10-K/A are those described above. No attempt has been made in this Form 10-K/A to modify or update disclosures in the original Form 10-K except as required to address the changes in Item 8. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update any related disclosures. Information not affected by the amendment is unchanged and reflects the disclosure made at the time of the filing of the original Form 10-K.

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

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)
(in millions)

		Additional	Accumulated
	Common	Paid-in	Other Comprehensive	Accumulated
	Stock	Capital	Loss	Deficit	Total
Balance at January 1, 2004	$—	$3,023	$(893)	$(1,785)	$345

Net loss	—	—	—	(821)	(821)
Minimum pension liability	—	—	129	—	129
Changes in fair value of derivative financial instruments	—	—	(4)	—	(4)
Unrealized loss on investments	—	—	(4)	—	(4)

Total comprehensive loss					(700)

Transactions with Parent (Note 13)	—	250	—	—	250

Balance at December 31, 2004	—	3,273	(772)	(2,606)	(105)

Net loss	—	—	—	(892)	(892)
Minimum pension liability	—	—	(379)	—	(379)
Changes in fair value of derivative financial instruments	—	—	58	—	58
Unrealized gain on investments	—	—	6	—	6

Total comprehensive loss					(1,207)

Transactions with Parent (Note 13)	—	133	—	—	133

Balance at December 31, 2005	—	3,406	(1,087)	(3,498)	(1,179)

Net earnings	—	—	—	164	164
Pension liability	—	—	748	—	748
Changes in fair value of derivative financial instruments	—	—	(62)	—	(62)

Total comprehensive income					850

Reclassification and amortization of stock compensation plans	—	261	—	—	261
Adjustment resulting from adoption of SFAS 158	—	—	(998)	—	(998)

Balance at December 31, 2006	$—	$3,667	$(1,399)	$(3,334)	$(1,066)

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
Date: February 27, 2007

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