Form 10-Q
period 2007-06-30
AMERICAN AIRLINES INC
filed 2007-07-24
CIK 4515

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q



[X]Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2007.


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


Common Stock, $1 par value - 1,000 shares as of July 20, 2007.

The registrant meets the conditions set forth in, and is filing this form with the reduced disclosure format prescribed by, General Instructions H(1)(a) and (b) of Form 10-Q.




                                INDEX

                        AMERICAN AIRLINES, INC.




PART I:   FINANCIAL INFORMATION


Item 1.  Financial Statements

  Consolidated Statements of Operations -- Three and six months ended June 30, 2007 and 2006

  Condensed Consolidated Balance Sheets -- June 30, 2007 and December
  31, 2006

  Condensed Consolidated Statements of Cash Flows -- Six months ended June 30, 2007 and 2006

  Notes  to  Condensed Consolidated Financial Statements -- June  30,
  2007

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


SIGNATURE




                    PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                    2007       2006       2007      2006
Revenues
    Passenger                      $4,673     $4,720    $8,999     $8,964
    Regional Affiliates               658        702     1,216      1,271
    Cargo                             200        206       401        392
    Other revenues                    322        331       639        659
      Total operating revenues      5,853      5,959    11,255     11,286

Expenses
  Wages, salaries and benefits      1,496      1,527     3,007       3,103
  Aircraft fuel                     1,479      1,544     2,754       2,876
  Regional payments to AMR Eagle      579        554     1,123       1,086
  Other rentals and landing fees      284        300       585         586
  Commissions, booking fees and
   credit card expense                268        286       517         555
  Depreciation and amortization       248        243       490         483
  Maintenance, materials and repairs  208        187       403         374
  Aircraft rentals                    149        144       297         285
  Food service                        130        128       255         251
  Other operating expenses            618        626     1,247       1,215
    Total operating expenses        5,459      5,539    10,678      10,814

Operating Income                      394        420       577         472

Other Income (Expense)
  Interest income                      84         67       160         119
  Interest expense                   (182)      (200)     (369)       (401)
  Interest capitalized                  5          7        14          14
  Related party interest - net        (21)       (11)      (41)        (17)
  Miscellaneous - net                  (9)        (3)      (19)        (13)
                                     (123)      (140)     (255)       (298)

Income Before Income Taxes            271        280       322         174
Income tax                              -          -         -           -
Net Earnings                       $  271     $  280      $322      $  174






The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

                                                 June 30,     December 31,
                                                   2007           2006
Assets
Current Assets
  Cash                                         $    213        $   120
  Short-term investments                          5,607          4,527
  Restricted cash and short-term investments        470            468
  Receivables, net                                1,192            957
  Inventories, net                                  485            465
  Other current assets                              456            213
    Total current assets                          8,423          6,750

Equipment and Property
  Flight equipment, net                          11,377         11,524
  Other equipment and property, net               2,368          2,343
  Purchase deposits for flight equipment            177            177
                                                 13,922         14,044

Equipment and Property Under Capital Leases
  Flight equipment, net                             726            765
  Other equipment and property, net                  88             99
                                                    814            864

Route  acquisition costs and airport operating
and gate lease rights, net                        1,148          1,143
Other assets                                      2,869          3,049
                                               $ 27,176        $25,850
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
  Accounts payable                             $  1,278        $   987
  Accrued liabilities                             1,966          2,164
  Air traffic liability                           4,607          3,782
  Payable to affiliates, net                      1,583          1,071
  Current maturities of long-term debt              946          1,012
  Current obligations under capital leases          123            101
    Total current liabilities                    10,503          9,117

Long-term debt, less current maturities           7,315          7,787
Obligations under capital leases, less
 current obligations                                730            824
Pension and postretirement benefits               5,341          5,340
Other liabilities, deferred gains and
 deferred credits                                 3,809          3,848

Stockholders' Equity (Deficit)
  Common stock                                        -              -
  Additional paid-in capital                      3,817          3,667
  Accumulated other comprehensive loss           (1,327)        (1,399)
  Accumulated deficit                            (3,012)        (3,334)
                                                   (522)        (1,066)
                                               $ 27,176        $25,850


The  accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

                                                Six Months Ended June 30,
                                                  2007           2006

Net Cash Provided by Operating Activities         $1,534        $1,452

Cash Flow from Investing Activities:
  Capital expenditures                              (337)         (238)
  Net increase in short-term investments          (1,080)       (1,299)
  Net increase in restricted cash and
   short-term investments                             (2)          (15)
  Proceeds from sale of equipment and property        20             9
  Other                                                4            (6)
        Net cash used by investing activities     (1,395)       (1,549)

Cash Flow from Financing Activities:
  Payments on long-term debt and capital
   lease obligations                                (610)         (380)
  Reimbursement from construction reserve account     59            75
  Funds transferred from affiliates, net             505           433
        Net cash provided (used) by financing
          activities                                 (46)          128

Net increase in cash                                  93            31
Cash at beginning of period                          120           133

Cash at end of period                             $  213         $ 164
































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

2.In  March  2007, American announced its intent to pull  forward  the delivery of 47 737-800 aircraft that American had previously committed to acquire in 2013 through 2016. On June 28, 2007, American announced that it had accelerated the delivery of six of these aircraft into the first half of 2009. Any decisions to accelerate additional deliveries will depend on a number of factors, including future economic industry conditions and the financial conditions of the Company. As of June 30, 2007, the Company had commitments to acquire nine Boeing 737-800s in 2009 and an aggregate of 38 Boeing 737-800s and seven Boeing 777-200ERs in 2013 through 2016. Future payments for all aircraft, including the estimated amounts for price escalation, are currently estimated to be approximately $2.8 billion, with the majority occurring in 2011 through 2016. However, if the Company commits to accelerating the delivery dates of a significant number of aircraft in the future, a significant portion of the $2.8 billion commitment will be accelerated into earlier periods, including 2008 and 2009. The obligation in 2008 and 2009 for the nine aircraft already pulled forward is approximately $250 million. This amount is net of purchase deposits currently held by the manufacturer.

3.Accumulated depreciation of owned equipment and property at June 30,
  2007 and December 31, 2006 was $10.3 billion and $10.0 billion, respectively. Accumulated amortization of equipment and property under capital leases was $1.1 billion at both June 30, 2007 and December 31, 2006.

4.In April 2007, the United States and the European Union approved an "open skies" air services agreement that provides airlines from the United States and E.U. member states open access to each other's markets, with freedom of pricing and unlimited rights to fly beyond the United States and beyond each E.U. member state. The provisions
  of  the  agreement will take effect on March 30,  2008.   Under  the
  agreement, every U.S. and E.U. airline is authorized to operate between airports in the United States and London's Heathrow Airport. Only three airlines besides American were previously allowed to provide that Heathrow service. The agreement will result in the Company facing increased competition in serving Heathrow as additional carriers are able to obtain necessary slots and terminal facilities. However, the Company believes that American and the other carriers who currently have existing authorities and the related slots and facilities will continue to hold a significant advantage after the advent of open skies. The Company has recorded route acquisition costs (including international routes and slots) of $846 million as of June 30, 2007, including a significant amount related to operations at Heathrow. The Company considers these assets indefinite life assets under Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangibles" and as a result they are not amortized but instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company completed an impairment analysis on the Heathrow routes (including slots) effective March 31, 2007 and concluded that no impairment exists. The Company believes its estimates and assumptions are reasonable, however, the market for LHR slots is still developing and only a limited number of comparable transactions have occurred to
  date.   The  Company  will continue to evaluate future  transactions involving purchases of slots at LHR and the potential impact of those transactions on the value of the Company's routes and slots.

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

  The Company has an unrecognized tax benefit of approximately $38 million which did not change significantly during the six months ended June 30, 2007. The application of FIN 48 would have resulted in an immaterial change in retained earnings, except that it was fully offset by the application of a valuation allowance. In addition, future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. Accrued interest on tax positions is recorded as a component of interest expense but is not significant at June 30, 2007. The Company does not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

  The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company is currently under audit by the Internal Revenue Service for its 2001 through 2003 tax years with an anticipated closing date in 2008. The Company's 2004 and 2005 tax years are still subject to examination. Various state and foreign jurisdiction tax years remain open to examination as well, though the Company believes any additional assessment will be immaterial to its consolidated financial statements.

  As discussed in Note 8 to the consolidated financial statements in the 2006 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The Company's deferred tax asset valuation allowance decreased approximately $69 million during the six months ended June 30, 2007 to $1.7 billion as of June 30, 2007, including the impact of comprehensive income for the six months ended June 30, 2007, changes described above from applying FIN 48 and certain other adjustments.

  Under special IRS rules (the "Section 382 Limitation"), cumulative stock purchases by material shareholders exceeding 50% during a 3-year period can potentially limit a company's future use of net operating losses (NOL's). Such limitation is currently increased by "built-in gains", as provided by current guidance. The Company is not currently subject to the "Section 382 Limitation", and if it were triggered in a future period, under current tax rules, is not expected to significantly impact the recorded value or timing of utilization of AMR's NOL's.

  Various taxes and fees assessed on the sale of tickets to end customers are collected by the Company as an agent and remitted to taxing authorities. These taxes and fees have been presented on a net basis in the accompanying consolidated statement of operations and recorded as a liability until remitted to the appropriate taxing authority.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.As of June 30, 2007, American had issued guarantees covering approximately $1.1 billion of AMR's unsecured debt. In addition, as of June 30, 2007, AMR and American had issued guarantees covering approximately $368 million of AMR Eagle's secured debt.

  On March 30, 2007, American paid in full the principal balance of its senior secured revolving credit facility. As of June 30, 2007, the $442 million term loan facility under the same bank credit facility was still outstanding and the $275 million balance of the revolving credit facility remains available to American through maturity. The revolving credit facility amortizes at a rate of $10 million quarterly through December 17, 2007. American's obligations under the credit facility are guaranteed by AMR.

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

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.The following tables provide the components of net periodic benefit cost for the three and six months ended June 30, 2007 and 2006 (in millions):

                                           Pension Benefits
                                 Three Months Ended      Six Months Ended
                                       June 30,              June 30,
                                  2007        2006       2007        2006

  Components  of  net  periodic
   benefit cost

   Service cost                 $   93      $  100     $  185      $  199
   Interest cost                   168         160        336         321
   Expected return on assets      (187)       (167)      (374)       (335)
   Amortization of:
   Prior service cost                4           4          8           8
   Unrecognized net loss             6          20         13          40

   Net periodic benefit cost    $   84      $  117     $  168      $  233


                                     Other Postretirement Benefits
                                 Three Months Ended      Six Months Ended
                                      June 30,               June 30,
                                   2007       2006       2007       2006

  Components  of  net  periodic
   benefit cost

   Service cost                 $   18      $   20     $   35      $   38
   Interest cost                    49          49         96          96
   Expected return on assets        (5)         (4)        (9)         (8)
   Amortization of:
   Prior service cost               (3)         (3)        (7)         (5)
   Unrecognized net (gain) loss     (2)          -         (4)          1

   Net periodic benefit cost    $   57      $   62     $  111      $  122

  The Company expects to contribute approximately $364 million to its defined benefit pension plans in 2007. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. Of the $364 million the Company expects to contribute to its defined benefit pension plans in 2007, the Company contributed $180 million during the six months ended June 30, 2007 and contributed $86 million on July 13, 2007.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)


9.As a result of the revenue environment, high fuel prices and the Company's restructuring activities, the Company has recorded a number of charges during the last few years. The following table summarizes the components of these changes and the remaining accruals for these charges (in millions):

                                 Aircraft   Facility
                                 Charges   Exit Costs  Total
      Remaining accrual
       at December 31, 2006       $ 126     $   19     $ 145
      Payments                       (8)         -        (8)
      Remaining accrual
       at June 30, 2007           $ 118     $   19     $ 137

  Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

10.The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive income. For the three months ended June 30, 2007 and 2006, comprehensive income was $271 million and $291 million, respectively, and for the six months ended June 30, 2007 and 2006, comprehensive income was $394 million and $205 million, respectively. The difference between net earnings and comprehensive income for the three and six months ended June 30, 2007 and 2006 is due primarily to the accounting for the Company's derivative financial instruments.

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

11.On  July 3, 2007, American entered into an agreement  to  sell all of its shares in ARINC Incorporated. Upon closing, which is expected to occur prior to October 31, 2007, American expects to receive proceeds of approximately $194 million and to record a gain on the sale of approximately $140 million. The closing of the transaction is subject to the satisfaction of a number of conditions, many of which are beyond American's control, and no assurance can be given that such closing will occur.

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

Forward-looking statements are subject to a number of factors that could cause the Company's actual results to differ materially from the Company's expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results to differ materially from those expressed in forward-looking statements: the materially weakened financial condition of the Company, resulting from its significant losses in recent years; the ability of the Company to generate additional revenues and reduce its costs; changes in economic and other conditions beyond the Company's control, and the volatile results of the Company's operations; the Company's substantial indebtedness and other obligations; the ability of the Company to satisfy existing financial or other covenants in certain of its credit agreements; continued high and volatile fuel prices and further increases in the price of fuel, and the availability of fuel; the fiercely and increasingly competitive business environment faced by the Company; industry consolidation, competition with reorganized and reorganizing carriers; low fare levels by historical standards and the Company's reduced pricing power; the Company's potential need to raise additional funds and its ability to do so on acceptable terms; changes in the Company's corporate or business strategy; government regulation of the Company's business; conflicts overseas or terrorist attacks; uncertainties with respect to the Company's international operations; outbreaks of a disease (such as SARS or avian flu) that affects travel behavior; labor costs that are higher than the Company's competitors; uncertainties with respect to the Company's relationships with unionized and other employee work groups; increased insurance costs and potential reductions of available insurance coverage; the Company's ability to retain key management personnel; potential failures or disruptions of the Company's computer, communications or other technology systems; changes in the price of the Company's common stock; and the ability of the Company to reach acceptable agreements with third parties. Additional information concerning these and other factors is contained in the Company's Securities and Exchange Commission filings, including but not limited to the Company's 2006 Form 10-K (see in particular Item 1A "Risk Factors" in the 2006 Form 10-K).

Overview

The Company recorded net earnings of $271 million in the second quarter of 2007 compared to $280 million in the same period last year. The Company's second quarter 2007 results were impacted by an improvement in unit revenues (passenger revenue per available seat mile) and by fuel prices that remain high by historical standards. In addition, a significant number of weather related events impacted the Company's second quarter results and the Company estimates these disruptions decreased scheduled mainline departures for the second quarter of 2007 by approximately 2.1 percent and reduced the Company's revenue by approximately $40 million during the quarter.

Mainline passenger unit revenues increased 3.6 percent for the second quarter due to a 1.0 point load factor increase and a 2.3 percent increase in passenger yield (passenger revenue per passenger mile) compared to the same period in 2006. Although load factor performance and passenger yield showed year-over-year improvement, passenger yield remains low by historical standards. The Company believes this is the result of excess industry capacity and its reduced pricing power resulting from a number of factors, including greater cost sensitivity on the part of travelers (especially business travelers), increased competition from LCC's and pricing transparency resulting from the use of the internet.

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

LIQUIDITY AND CAPITAL RESOURCES

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations), as described more fully under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2006 Form 10-K. As of the date of this Form 10-Q, the Company believes it should have sufficient liquidity to fund its operations for the foreseeable future, including repayment of debt and capital leases, capital expenditures and other contractual obligations. However, to maintain sufficient liquidity as the Company continues to implement its restructuring and cost reduction initiatives, and because the Company has significant debt, lease and other obligations in the next several years, as well as ongoing pension funding obligations, the Company may need access to additional funding. The Company continues to evaluate the economic benefits and other aspects of replacing some of the older aircraft in its fleet prior to 2013 and also continues to evaluate the appropriate mix of aircraft in its fleet. The Company's possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt or sale-leaseback transactions involving owned aircraft (a very large majority of the Company's owned aircraft, including virtually all of the Company's Section 1110-eligible aircraft, are encumbered); (ii) debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and (vii) issuance of equity and/or equity-like securities. However, the availability and level of these financing sources cannot be assured, particularly in light of the Company's recent financial results, substantial indebtedness, current credit ratings, high fuel prices and the financial difficulties that have been experienced in the airline industry. The inability of the Company to obtain additional funding on acceptable terms would have a material adverse impact on the ability of the Company to sustain its operations over the long-term.

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

Credit Facility Covenants

American has a secured bank credit facility which consists of a $275 million revolving credit facility, with a final maturity on June 17, 2009, and a fully drawn $442 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). On March 30, 2007, American paid in full the principal balance of the Revolving Facility and as of June 30, 2007, it remained undrawn. American's obligations under the Credit Facility are guaranteed by AMR.

The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the life of the Credit Facility. In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals). The required ratio was 1.30 to 1.00 for the four quarter period ending June 30, 2007, and will increase gradually for each four quarter period ending on each fiscal quarter thereafter until it reaches 1.50 to 1.00 for the four quarter period ending June 30, 2009. AMR and American were in compliance with the Liquidity Covenant and the EBITDAR covenant as of June 30, 2007 and expect to be able to continue to comply with these covenants. However, given fuel prices that are high by historical standards and the volatility of fuel prices and revenues, it is difficult to assess whether AMR and American will, in fact, be able to continue to comply with these covenants, and there are no assurances that AMR and American will be able to do so. Failure to comply with these covenants would result in a default under the Credit Facility which - - if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default -
- could result in a default under a significant amount of the Company's other debt and lease obligations and otherwise have a material adverse impact on the Company.

Pension Funding Obligation

The Company expects to contribute approximately $364 million to its defined benefit pension plans in 2007. The Company's estimates of its defined benefit pension plan contributions reflect the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. Of the $364 million the Company expects to contribute to its defined benefit pension plans in 2007, the Company contributed $180 million during the six months ended June 30, 2007 and contributed $86 million on July 13, 2007.

The U.S Congress is currently considering legislation that would allow commercial airline pilots to fly until age 65. The Federal Aviation Administration currently requires commercial pilots to retire once they reach age 60. The Company has not completed its evaluation of the impact of the proposed legislation on its financial statements; however, the proposed legislation could have a material impact on the Company's valuation of its liability for pension and postretirement benefits.

Compensation

As described in Note 7 to the condensed consolidated financial statements, during 2006 and January 2007, the AMR Board of Directors approved the amendment and restatement of all of the outstanding performance share plans, the related performance share agreements and deferred share agreements that required settlement in cash. The plans were amended to permit settlement in cash and/or stock; however, the amendments did not impact the fair value of the awards under the plans. These changes were made in connection with a grievance filed by the Company's three labor unions which asserted that a cash settlement may be contrary to a component of the Company's 2003 Annual Incentive Program agreement with the unions.

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

Cash Flow Activity

At June 30, 2007, the Company had $5.8 billion in unrestricted cash and short-term investments, an increase of $1.2 billion from December 31, 2006, and $275 million available under the Revolving Facility. Net cash provided by operating activities in the six-month period ended June 30, 2007 was $1.5 billion, an increase of $82 million over the same period in 2006 primarily due to the Company's management of capacity. The Company contributed $180 million to its defined benefit pension plans in the first six months of 2007 compared to $119 million during the first six months of 2006.

Capital expenditures for the first six months of 2007 were $337 million and primarily included aircraft modifications and the cost of improvements at New York's John F. Kennedy airport (JFK). A significant portion of the Company's construction costs at JFK have been reimbursed through a fund established from a previous financing transaction.

On January 26, 2007, AMR completed a public offering of 13 million shares of its common stock. The Company realized $497 million from the sale of equity. The proceeds from the transaction were transferred to American.

In the past, the Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its balance sheet. Going forward, depending on market conditions, its cash position or other considerations, the Company may continue to take such actions.

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2007 and 2006

Revenues

The Company's revenues decreased approximately $31 million, or 0.3 percent, to $11.3 billion for the six months ended June 30, 2007 from the same period last year. American's passenger revenues increased by 0.4 percent, or $35 million, while capacity (ASM) decreased by 3.4 percent. American's passenger load factor increased 0.9 points to
80.9 percent and passenger revenue yield per passenger mile increased by 2.8 percent to 13.19 cents. This resulted in an increase in American's passenger RASM of 4.0 percent to 10.67 cents. Following is additional information regarding American's domestic and international RASM and capacity based on geographic areas defined by the Department of Transportation (DOT):

                               Six Months Ended June 30, 2007
                           RASM       Y-O-Y      ASMs       Y-O-Y
                          (cents)     Change   (billions)   Change

   DOT Domestic            10.56       1.5%       53.9      (3.9)%
   International           10.87       8.5        30.4      (2.7)
      DOT Latin America    11.23       7.0        15.0       0.5
      DOT Atlantic         10.70       6.1        12.0      (1.8)
      DOT Pacific           9.86      22.8         3.4     (17.4)

The Company's Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers with which American has capacity purchase agreements, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates' passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, decreased $55 million, or 4.3 percent, to $1.2 billion as a result of decreased capacity, load factors and passenger yield. Regional Affiliates' traffic decreased 1.7 percent to 4.9 billion revenue passenger miles (RPMs) and capacity decreased 0.6 percent to
6.7 billion ASMs, resulting in a 0.9 point decrease in the passenger load factor to 73.0 percent.

Operating Expenses

The Company's total operating expenses decreased 1.3 percent, or $136 million, to $10.7 billion for the six months ended June 30, 2007 compared to the same period in 2006. American's mainline operating expenses per ASM in the six months ended June 30, 2007 increased 1.8 percent compared to the same period in 2006 to 11.03 cents. These increases are due primarily to a significant number of weather related cancellations in 2007.

   (in millions)                  Six Months
                                    Ended         Change    Percentage
   Operating Expenses            June 30, 2007   from 2006    Change

   Wages, salaries and benefits  $  3,007         $ (96)       (3.1)%
   Aircraft fuel                    2,754          (122)       (4.2)
   Regional payments to AMR Eagle   1,123            37         3.4
   Other rentals and landing fees     585            (1)       (0.2)
   Commissions, booking fees
    and credit card expense           517           (38)       (6.8)
   Depreciation and amortization      490             7         1.4
   Maintenance, materials  and
    repairs                           403            29         7.8
   Aircraft rentals                   297            12         4.2
   Food service                       255             4         1.6
   Other operating expenses         1,247            32         2.6
   Total operating expenses      $ 10,678         $(136)       (1.3)%

Other Income (Expense)

Interest income increased $41 million in the six months ended June 30, 2007 compared to the same period in 2006 due primarily to an increase in short-term investment balances. Interest expense decreased $32 million as a result of a decrease in the Company's long-term debt balance.

Income Tax

The Company did not record a net tax provision associated with its second quarter 2007 and 2006 earnings due to the Company providing a valuation allowance, as discussed in Note 5 to the condensed consolidated financial statements.

Regional Affiliates

The following table summarizes the combined capacity purchase activity for the American Connection carriers and AMR Eagle for the six months ended June 30, 2007 and 2006 (in millions):

                                     Six Months Ended
                                         June 30,
                                     2007         2006
       Revenues:
       Regional Affiliates         $1,216       $1,271
       Other                           49           50
                                   $1,265       $1,321

       Expenses:
       Payments to Regional        $1,222       $1,184
       Affiliates
       Other incurred expenses        156          159
                                   $1,378       $1,343

In addition, passengers connecting to American's flights from American Connection and AMR Eagle flights generated passenger revenues for American flights of $878 million and $867 million for the six months ended June 30, 2007 and 2006, respectively, which are included in Revenues - Passenger in the consolidated statements of operations.

Outlook

The Company currently expects third quarter 2007 mainline unit cost to increase approximately 2.4 percent year over year. Full year 2007 mainline unit costs are expected to increase approximately 2.3 percent versus 2006.

Capacity for American's mainline jet operations is expected to decline more than 2.4 percent in the third quarter of 2007 compared to the third quarter of 2006. Mainline capacity is expected to decline approximately 2.1 percent in the full year 2007 compared to 2006.

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

Aircraft Fuel The Company's earnings are affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel, heating oil, and crude oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the June 30, 2007 cost per gallon of fuel. Based on projected 2007 and 2008 fuel usage through June 30, 2008, such an increase would result in an increase to aircraft fuel expense of approximately $483 million in the twelve months ended June 30, 2008, inclusive of the impact of fuel hedge instruments outstanding at June 30, 2007. Comparatively, based on projected 2007 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $478 million in the twelve months ended December 31, 2007, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2006. The change in market risk is primarily due to the increase in fuel prices.

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

As of June 30, 2007, the Company had effective hedges, primarily collars, covering approximately 31 percent of its estimated remaining 2007 fuel requirements and an insignificant amount of its estimated fuel requirements thereafter. The consumption hedged for the remainder of 2007 is capped at an average price of approximately $62 per barrel of crude oil. A deterioration of the Company's financial position could negatively affect the Company's ability to hedge fuel in the future.

Item 4.  Controls and Procedures

The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007. During the quarter ending on June 30, 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

On February 14, 2006, the Antitrust Division of the United States Department of Justice (the "DOJ") served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is also investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it too is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges. On December 19, 2006 and June 12, 2007, the Company received requests for information from the European Commission, seeking information regarding the Company's corporate structure, revenue and pricing announcements for air cargo shipments to and from the European Union. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company's cargo facilities in Sao Paulo, Brazil. The Brazilian authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments. On June 27, 2007, the Company received a request for information from the Australian Competition and Consumer Commission seeking information regarding fuel surcharges imposed by the Company on cargo shipments to and from Australia and regarding the structure of the Company's cargo operations. The Company intends to cooperate fully with these investigations and inquiries. In the event that these or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company. Approximately 44 purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges on cargo shipments. These cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Eastern District of New York as In re Air Cargo Shipping Services Antitrust Litigation, 06-MD-1775 on June 20, 2006. Plaintiffs are seeking trebled money damages and injunctive relief. The Company has not been named as a defendant in the consolidated complaint filed by the plaintiffs. However, the plaintiffs have not released any claims that they may have against the Company, and the Company may later be added as a defendant in the litigation. If the Company is sued on these claims, it will vigorously defend the suit, but any adverse judgment could have a material adverse impact on the Company. Also, on January 23, 2007, the Company was served with a purported class action complaint filed against the Company, American, and certain foreign and domestic air carriers in the Supreme Court of British Columbia in Canada (McKay v. Ace Aviation Holdings, et al.). The plaintiff alleges that the defendants violated Canadian competition laws by illegally conspiring to set prices and surcharges on cargo shipments. The complaint seeks compensatory and punitive damages under Canadian law. On June 22, 2007, the plaintiffs agreed to dismiss their claims against the Company. The dismissal is without prejudice, and the Company could be brought back into the litigation at a future date. If litigation is recommenced against the Company in the Canadian courts, the Company will vigorously defend itself; however, any adverse judgment could have a material adverse impact on the Company.

On June 20, 2006, the DOJ served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign passenger carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The Company intends to cooperate fully with this investigation. In the event that this or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company. Approximately 52 purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation. These cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Northern District of California as In re International Air Transportation Surcharge Antitrust Litigation, M 06-01793 on October 25, 2006. On July 9, 2007, the Company was named as a defendant in the consolidated complaint. Plaintiffs are seeking trebled money damages and injunctive relief. American will vigorously defend these lawsuits; however, any adverse judgment could have a material adverse impact on the Company.

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

On August 21, 2006, a patent infringement lawsuit was filed against American and American Beacon Advisors, Inc. (a wholly-owned subsidiary of the Company), in the United States District Court for the Eastern District of Texas (Ronald A. Katz Technology Licensing, L.P. v. American Airlines, Inc., et al.). This case has been consolidated in the Central District of California for pre-trial purposes with numerous other cases brought by the plaintiff against other defendants. The plaintiff alleges that American and American Beacon infringe a number of the plaintiff's patents, each of which relates to automated telephone call processing systems. The plaintiff is seeking past and future royalties, injunctive relief, costs and attorneys' fees. Although the Company believes that the plaintiff's claims are without merit and is vigorously defending the lawsuit, a final adverse court decision awarding substantial money damages or placing material restrictions on existing automated telephone call system operations would have a material adverse impact on the Company.

American is defending a lawsuit (Kelley Kivilaan v. American Airlines, Inc.), filed on September 16, 2004 in the United States District Court for the Middle District of Tennessee. The suit was brought by a flight attendant who seeks to represent a purported class of current and former flight attendants. The suit alleges that several of the
Company's medical benefits plans discriminate against females on the basis of their gender in not providing coverage in all circumstances for prescription contraceptives. Plaintiff seeks injunctive relief and monetary damages. A motion for class certification has been filed, but the case has not yet been certified as a class action. American will vigorously defend this lawsuit; however, any adverse judgment could have a material adverse impact on the Company.

Item 5.  Other Information
As discussed in the Company's Proxy Statement, the Compensation Committee of the Company's Board of Directors conducts annually a comprehensive review of compensation for the executive officers of the Company and American with independent compensation consultants engaged by the Committee. At the July 2007 meetings of the Compensation Committee and the Board, the following compensation initiatives were approved (effective July 23, 2007):

  - Grants of stock-settled stock appreciation rights pursuant to the form of Stock Appreciation Right Agreement ("SAR Agreement"), attached as Exhibit 10.1 to this Form 10-Q. An attachment to the form SAR Agreement notes the stock-settled stock appreciation right grants to the executive officers, effective July 23, 2007.

  -  Grants of deferred shares pursuant to the form of Deferred Share
     Award Agreement for 2007 ("Deferred Share Agreement"). The form of the Deferred Share Agreement is attached as Exhibit 10.2 to this Form 10-Q, and an attachment to the form Deferred Share Agreement notes the deferred share grants to the executive officers, effective July 23, 2007.

  -  Grants of performance shares pursuant to the form of Performance
     Share Agreement ("Performance Share Agreement") under the 2007 - 2009 Performance Share Plan for Officers and Key Employees ("Performance Share Plan"). The form of the Performance Share Agreement and Performance Share Plan are attached as Exhibit 10.3 to this Form 10-Q, and an attachment to the form Performance Share Agreement notes the performance share grants to the executive officers, effective July 23, 2007.

  -  A grant of 58,000 career performance shares (effective July 23,
     2007) pursuant to the terms of the Career Performance Shares, Deferred Stock Award Agreement between the Company and Gerard J. Arpey, dated as of July 25, 2005. The form of this agreement is attached as
     Exhibit 10.6 to the Company's report on Form 10-Q for the quarterly period ended June 30, 2005.




Item 6.  Exhibits

The following exhibits are included herein:

10.1 Form of Stock Appreciation Right Agreement under the 1998 Long Term Incentive Plan, as Amended (with awards to executive officers noted)

10.2 Form of 2007 Deferred Share Award Agreement (with awards to executive officers noted)

10.3 Form of Performance Share Agreement under the 2007 - 2009 Performance Share Plan for Officers and Key Employees and the 2007 - 2009 Performance Share Plan for Officers and Key Employees (with awards to executive officers noted)

12 Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2007 and 2006.

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


                               AMERICAN AIRLINES, INC.




Date:  July 24, 2007           BY: /s/  Thomas W. Horton
                               Thomas W. Horton
                               Executive Vice President and Chief
                               Financial Officer
                              (Principal Financial and Accounting Officer)