Form 10-Q
period 2009-03-31
AMERICAN AIRLINES INC
filed 2009-04-16
CIK 4515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2009.

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

Common Stock, $1 par value - 1,000 shares as of April 9, 2009.

INDEX

AMERICAN AIRLINES, INC.

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations -- Three months ended March 31, 2009 and 2008

Condensed Consolidated Balance Sheets -- March 31, 2009 and December 31, 2008

Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2009 and 2008

Notes to Condensed Consolidated Financial Statements -- March 31, 2009

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits

SIGNATURE

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2009	2008
Revenues
Passenger	$3,680	$4,379
Regional Affiliates	457	581
Cargo	144	215
Other revenues	553	498
Total operating revenues	4,834	5,673

Expenses
Wages, salaries and benefits	1,538	1,484
Aircraft fuel	1,179	1,857
Regional payments to AMR Eagle	474	586
Other rentals and landing fees	295	294
Commissions, booking fees and credit card expense	217	257
Depreciation and amortization	235	260
Maintenance, materials and repairs	243	256
Aircraft rentals	127	124
Food service	114	125
Special charges	14	-
Other operating expenses	625	664
Total operating expenses	5,061	5,907

Operating Loss	(227)	(234)

Other Income (Expense)
Interest income	11	52
Interest expense	(142)	(145)
Interest capitalized	10	5
Related party interest - net	(6)	(18)
Miscellaneous - net	(12)	(4)
	(139)	(110)

Loss Before Income Taxes	(366)	(344)
Income tax	-	-
Net Loss	$(366)	$(344)

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)
	March 31,	December 31,
	2009	2008
Assets
Current Assets
Cash	$183	$188
Short-term investments	2,673	2,910
Restricted cash and short-term investments	462	459
Receivables, net	769	797
Inventories, net	451	481
Fuel derivative contracts	159	188
Fuel derivative collateral deposits	343	575
Other current assets	161	175
Total current assets	5,201	5,773

Equipment and Property
Flight equipment, net	10,042	10,109
Other equipment and property, net	2,316	2,325
Purchase deposits for flight equipment	649	670
	13,007	13,104

Equipment and Property Under Capital Leases
Flight equipment, net	150	181
Other equipment and property, net	57	59
	207	240

Route acquisition costs and airport operating and gate lease rights, net	1,084	1,090
Other assets	2,400	2,311
	$21,899	$22,518
Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$936	$891
Accrued liabilities	1,863	1,917
Air traffic liability	3,845	3,708
Fuel derivative liability	613	716
Payable to affiliates, net	2,039	2,427
Current maturities of long-term debt	1,142	1,305
Current obligations under capital leases	98	107
Total current liabilities	10,536	11,071

Long-term debt, less current maturities	6,090	6,102
Obligations under capital leases, less current obligations	528	582
Pension and postretirement benefits	6,739	6,614
Other liabilities, deferred gains and deferred credits	3,076	3,055

Stockholder’s Equity
Common stock	-	-
Additional paid-in capital	3,902	3,891
Accumulated other comprehensive loss	(3,097)	(3,287)
Accumulated deficit	(5,875)	(5,509)
	(5,070)	(4,905)
	$21,899	$22,518
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2009	2008
Net Cash Provided by Operating Activities	$422	$403

Cash Flow from Investing Activities:
Capital expenditures	(166)	(210)
Net (increase) decrease in short-term investments Net (increase) decrease in restricted cash and short-term investments	237 (3)	73 2
Proceeds from sale of equipment and property	4	3
Cash collateral on spare parts financing	46	1
Net cash provided by (used for) investing activities	118	(131)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(332)	(150)
Proceeds from:
Issuance of debt and sale leaseback transactions	174	-
Reimbursement from construction reserve account	1	1
Funds transferred to affiliates, net	(388)	(69)
Net cash used by financing activities	(545)	(218)

Net increase (decrease) in cash	(5)	54
Cash at beginning of period	188	145

Cash at end of period	$183	$199

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. American Airlines, Inc. (American or the Company) is a wholly owned subsidiary of AMR Corporation (AMR). The condensed consolidated financial statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes thereto included in the American Airlines, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

During the first quarter of 2009, the Company experienced a significant weakening of demand, especially in international markets, due to the worldwide economic recession creating a very challenging environment. This factor coupled with the recent severe disruptions in the capital markets has negatively impacted the Company and significantly impacted its results of operations and cash flows for the three months ended March 31, 2009.  Consequently, the Company’s liquidity has been negatively affected as unrestricted cash and short-term investments decreased from $3.1 billion as of December 31, 2008 to $2.9 billion at March 31, 2009.  In addition, the Company may not be able to improve its liquidity position for the remainder of 2009 if lower demand for air travel and a weak global economy were to persist and if the Company is unable to obtain financing on reasonable terms.

The Company remains heavily indebted and has significant obligations.  However, as of the date of this Form 10-Q, the Company believes it can access sufficient liquidity to fund its operations and obligations for the remainder of 2009, including repayment of debt and capital leases, capital expenditures and other contractual obligations.

To date during 2009, the Company secured approximately $148 million of financing that was previously uncommitted through loans on certain aircraft.  These transactions are in addition to previously arranged financing and backstop financing which could be used for a significant portion of the Company’s remaining 2009 - 2011 Boeing 737-800 aircraft deliveries.  Exclusive of these transactions, the Company and its parent company, AMR, estimate that they have at least $3.6 billion in unencumbered assets and other sources of liquidity and the Company continues to evaluate the most cost-effective alternatives to raise additional capital.  AMR’s and American’s possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt or sale leaseback transactions involving owned aircraft; (ii) leases of or debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and (vii) issuance of equity and/or equity-like securities. Besides unencumbered aircraft, some particular assets and other sources of liquidity that could be sold or otherwise used as sources of financing include AAdvantage program miles, takeoff and landing slots, and certain of AMR’s business units and subsidiaries, such as AMR Eagle.

For additional information regarding the Company’s possible financing sources, see Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

2.
As of March 31, 2009, the Company had commitments to acquire 27 Boeing 737-800s for the remainder of 2009, 39 Boeing 737-800s in 2010 and eight Boeing 737-800 aircraft in 2011.  In addition to these aircraft, the Company has commitments for eleven 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 through 2016.  Payments will approximate $975 million in the remainder of 2009, $1.1 billion in 2010, $349 million in 2011, $217 million in 2012, $399 million in 2013, and $556 million for 2014 and beyond. These amounts are net of purchase deposits currently held by the manufacturer.

        AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

On December 18, 2007, the European Commission issued a Statement of Objection (“SO”) against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations.  Based on the information to date, the Company has not recorded any reserve for this exposure for the quarter ended March 31, 2009. In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.

3.
Accumulated depreciation of owned equipment and property at March 31, 2009 and December 31, 2008 was $9.1 billion and $9.0 billion, respectively.  Accumulated amortization of equipment and property under capital leases at March 31, 2009 and December 31, 2008 was $530 million and $536 million, respectively.

4.
As discussed in Note 7 to the consolidated financial statements in the 2008 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The Company’s deferred tax asset valuation allowance increased approximately $59 million during the three months ended March 31, 2009 to $3.5 billion as of March 31, 2009, including the impact of comprehensive income for the three months ended March 31, 2009 and changes from other adjustments.

The Company estimates that the unrecognized tax benefit recorded under Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, may decrease during the next twelve months based on anticipated resolution of a pending Internal Revenue Service Appeals process.  Changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.

5.
As of March 31, 2009, American had issued guarantees covering approximately $427 million of AMR’s unsecured debt.  In addition, as of March 31, 2009, AMR and American had issued guarantees covering approximately $284 million of AMR Eagle’s secured debt.

During the quarter ended March 31, 2009, the Company raised approximately $94 million under a loan secured by various aircraft. The loan generally bears interest at a LIBOR-based (London Interbank Offered Rate) variable rate with a fixed margin which resets quarterly and is due in installments through 2019.

       AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of March 31, 2009
Description	Total	Level 1	Level 2	Level 3

Short term investments [1]	2,673	$1,353	$1,320	$-
Restricted cash and short-term investments [1]	462	462	-	-
Fuel derivative contracts, net liability [1]	454	-	454	-

Total	$3,589	$1,815	$1,774	$-

[1] Unrealized gains or losses on short term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) at each measurement date.

7.	The following table provides the components of net periodic benefit cost for the three months ended March 31, 2009 and 2008 (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
	2009	2008	2009	2008
Components of net periodic benefit cost

Service cost	$84	$81	$14	$13
Interest cost	178	171	44	43
Expected return on assets	(143)	(198)	(3)	(5)
Amortization of:
Prior service cost	4	4	(2)	(4)
Unrecognized net (gain) loss	37	-	(3)	(6)

Net periodic benefit cost	$160	$58	$50	$41

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

       AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

8.
As a result of the revenue environment, high fuel prices and the Company’s restructuring activities, including its capacity reductions, the Company has recorded a number of charges during the last few years.  The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of March 31, 2009:

	Aircraft Charges	Facility Exit Costs	Employee Charges	Total
Remaining accrual at December 31, 2008	$108	$16	$14	$138
Capacity reduction charges	14	-	-	14
Non-cash charges	(1)	-	-	(1)
Adjustments	-	(1)	-	(1)
Payments	(8)	-	(14)	(22)
Remaining accrual at March 31, 2009	$113	$15	$-	$128

    Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

9.
As part of the Company's risk management program, it uses a variety of financial instruments, primarily heating oil option and collar contracts, as cash flow hedges to mitigate commodity price risk.  The Company does not hold or issue derivative financial instruments for trading purposes.  As of March 31, 2009, the Company had fuel derivative contracts outstanding covering 30 million barrels of jet fuel that will be settled over the next 24 months.  A deterioration of the Company’s liquidity position may negatively affect the Company’s ability to hedge fuel in the future.

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

For the quarters ended March 31, 2009 and 2008, the Company recognized an increase (decrease) of approximately $243 million and ($97) million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges.  The fair value of the Company’s fuel hedging agreements at March 31, 2009 and December 31, 2008, representing the amount the Company would pay to terminate the agreements, totaled $393 million and $450 million, respectively, which excludes a payable related to contracts that settled in the last month of each respective reporting period.  As of March 31, 2009, the Company estimates that during the remainder of 2009 it will reclassify from Accumulated other comprehensive loss into fuel expense approximately $475 million in net losses (based on prices as of March 31, 2009) related to its fuel derivative hedges, including losses from terminated contracts with a bankrupt counterparty and unwound trades.

The impact of cash flow hedges on the Company’s consolidated financial statements is depicted below (in millions):

Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges under SFAS 133)
Asset Derivatives as of				Liability Derivatives as of
March 31, 2009		December 31, 2008		March 31, 2009		December 31, 2008
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Fuel derivative contracts	$-	Fuel derivative contracts	$-	Fuel derivative liability	$454	Accrued liabilities	$528

Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges under SFAS 133)
Amount of Gain (Loss) Recognized in OCI on Derivative[1] as of March 31,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income [1]	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1] as of March 31,		Location of Gain (Loss) Recognized in Income on Derivative [2]	Amount of Gain (Loss) Recognized in Income on Derivative [2] as of March 31,
2009	2008		2009	2008		2009	2008

$(127)	$273	Aircraft Fuel	$(245)	$104	Aircraft Fuel	$2	$(7)

[1] Effective portion of gain (loss)
[2] Ineffective portion of gain (loss)

        AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited

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

Certain of the Company’s derivative instrument contracts provide that if the Company’s unrestricted cash balance or credit ratings remain above certain levels, loss positions on these instruments need not be fully collateralized.  If the Company’s unrestricted cash balance or credit rating were to fall below these levels, it would trigger additional collateral to be deposited with the counterparty up to 100 percent of the loss position of the derivative contracts.  As of March 31, 2009, the aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a net liability position is $454 million, for which the Company had posted collateral of $343 million.  If all credit-risk-contingent features underlying these agreements had been triggered on March 31, 2009, the Company would have been required to post collateral of 100 percent of the loss position referred to above, or $454 million.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events.  When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Company’s expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs; future financing plans and needs; the amounts of its unencumbered assets and other sources of liquidity; fleet plans; overall economic and industry conditions; plans and objectives for future operations; regulatory approvals and actions, including the Company’s application for antitrust immunity with other oneworld alliance members; and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact.  Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured.  All forward-looking statements in this report are based upon information available to the Company on the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.  Guidance given in this report regarding capacity, fuel consumption, fuel prices, fuel hedging, and unit costs, and statements regarding expectations of regulatory approval of the Company’s application for antitrust immunity with other oneworld members are forward-looking statements.

Forward-looking statements are subject to a number of factors that could cause the Company’s actual results to differ materially from the Company’s expectations.  The following factors, in addition to other possible factors not listed, could cause the Company’s actual results to differ materially from those expressed in forward-looking statements:  the materially weakened financial condition of the Company, resulting from its significant losses in recent years; weaker demand for air travel and lower investment asset returns resulting from the severe global economic downturn; the Company’s need to raise substantial additional funds and its ability to do so on acceptable terms; the ability of the Company to generate additional revenues and reduce its costs; continued high and volatile fuel prices and further increases in the price of fuel, and the availability of fuel; the Company’s substantial indebtedness and other obligations; the ability of the Company to satisfy existing financial or other covenants in certain of its credit agreements; changes in economic and other conditions beyond the Company’s control, and the volatile results of the Company’s operations; the fiercely and increasingly competitive business environment faced by the Company; potential industry consolidation and alliance changes; competition with reorganized carriers; low fare levels by historical standards and the Company’s reduced pricing power; changes in the Company’s corporate or business strategy; government regulation of the Company’s business; conflicts overseas or terrorist attacks; uncertainties with respect to the Company’s international operations; outbreaks of a disease (such as SARS or avian flu) that affects travel behavior; labor costs that are higher than those of the Company’s competitors; uncertainties with respect to the Company’s relationships with unionized and other employee work groups; increased insurance costs and potential reductions of available insurance coverage; the Company’s ability to retain key management personnel; potential failures or disruptions of the Company’s computer, communications or other technology systems; losses and adverse publicity resulting from any accident involving the Company’s aircraft; changes in the price of the Company’s common stock; and the ability of the Company to reach acceptable agreements with third parties.  Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, including but not limited to the Company’s 2008 Form 10-K (see in particular Item 1A “Risk Factors” in the 2008 Form 10-K).

Overview

The Company recorded a net loss of $366 million in the first quarter of 2009 compared to a net loss of $344 million in the same period last year due primarily to a decrease in passenger revenue.  The Company is experiencing significantly weaker demand for air travel driven by the severe and rapid downturn in the global economy. Mainline passenger revenue decreased by $699 million to $3.7 billion in the three months ended March 31, 2009 compared to the same period last year.  Mainline passenger unit revenues decreased 8.7 percent for the first quarter due to a 4.5 percent decrease in passenger yield (passenger revenue per passenger mile) compared to the same period in 2008 and a load factor decrease of 3.5 points.  The Company implemented capacity reductions in 2008 in response to record high fuel prices which have somewhat mitigated weakening of demand.  No assurance can be given that any capacity reductions or other steps the Company may take will be adequate to offset the effects of reduced demand.

The decrease in total passenger revenue was partially offset by significantly lower fuel prices; the Company paid an average of $1.91 per gallon in the first quarter 2009 compared to an average of $2.73 per gallon in the first three months of 2008, including effects of hedging.

The Company’s unit costs excluding fuel were greater for the quarter ended March 31, 2009 than for the same period in 2008, and are expected to be higher for each period during for the remainder of 2009 compared to the corresponding prior year period.  Factors driving the increase include increased defined benefit pension expenses (due to the stock market decline) and retiree medical and other expenses, and cost pressures associated with the Company’s previously announced capacity reductions and dependability initiatives.

In reaction to these challenges, the Company has continued to work to implement and maintain several key actions designed to help it manage through these near term challenges while seeking to position itself for long-term success, including the range of service charges introduced in 2008 to generate additional revenue, execution of its fleet renewal and replacement plan, initiatives to improve dependability and on-time performance, and an initiative to strengthen its global network through the application pending with the U.S. Department of Transportation for global antitrust immunity with four members of the oneworld global alliance.

The Company’s ability to return to profitability and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control.  Certain risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A in the 2008 Form 10-K.  In addition, most of the Company’s largest domestic competitors and several smaller carriers have filed for bankruptcy in the last several years and have used this process to significantly reduce contractual labor and other costs.  In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs.  Although the Company has a number of initiatives underway to address its cost and revenue challenges, the adequacy and ultimate success of these and other initiatives is not known at this time and cannot be assured.  It will be very difficult for the Company to continue to fund its obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not improve substantially and if fuel prices were to increase and persist for an extended period at high levels.

LIQUIDITY AND CAPITAL RESOURCES

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations), as described more fully under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K.  Indebtedness is a significant risk to the Company as discussed in the Risk Factors listed in Item 1A in the 2008 Form 10-K.  During 2006, 2007, 2008 and 2009, the Company raised an aggregate of approximately $1.2 billion in financing to fund capital commitments (mainly for aircraft and ground properties), debt maturities, and employee pension obligations, and to bolster its liquidity.  As of the date of this Form 10-Q, the Company believes it should have sufficient liquidity to fund its operations and obligations for the remainder of 2009, including repayment of debt and capital leases, capital expenditures and other contractual obligations.  However, to maintain sufficient liquidity and because the Company has significant debt, lease and other obligations in the next several years, including commitments to purchase aircraft, as well as substantial pension funding obligations (refer to Contractual Obligations in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2008 Form 10-K), the Company will need access to substantial additional funding.

For the remainder of 2009, the Company will be required to make approximately $1.0 billion of principal payments on long-term debt and approximately $94 million in principal payments on capital leases, and the Company expects to spend approximately $1.3 billion on capital expenditures.  In addition, the global economic downturn and the obligation to post cash collateral to secure fuel hedging obligations have negatively impacted, and may in the future negatively impact, the Company’s liquidity.  Increases in the amount of required reserves under credit card processing agreements may also negatively impact the Company’s liquidity.

Despite the current disruptions in the capital markets, in the quarter ended March 31, 2009, the Company obtained an aggregate of approximately $174 million of financing under a loan secured by various aircraft and under previously committed sale leaseback financings of certain aircraft.  In addition, in April 2009, the Company arranged committed financing for two aircraft scheduled to be delivered in 2009.

AMR’s and American’s possible financing sources primarily include: (i) a limited amount of additional secured aircraft debt or sale leaseback transactions involving owned aircraft; (ii) leases of or debt secured by new aircraft deliveries; (iii) debt secured by other assets; (iv) securitization of future operating receipts; (v) the sale or monetization of certain assets; (vi) unsecured debt; and (vii) issuance of equity and/or equity-like securities. Besides unencumbered aircraft, some particular assets and other sources of liquidity that could be sold or otherwise used as sources of financing include AAdvantage program miles, takeoff and landing slots, and certain of AMR’s business units and subsidiaries, such as AMR Eagle.  The Company’s ability to obtain future financing is limited by the value of its unencumbered assets.  A very large majority of the Company’s aircraft assets (including most of the aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) are encumbered.  Also, the market value of these aircraft assets has declined in recent years, and may continue to decline.  The Company and its parent company, AMR, believe they have at least $3.6 billion in unencumbered assets and other sources of liquidity as of March 31, 2009. However, the availability and level of the financing sources described above cannot be assured, particularly in light of AMR’s and American’s financial results in recent years, AMR’s and American’s substantial indebtedness, the difficult revenue environment they face, their reduced credit ratings, recent historically high fuel prices, and the financial difficulties experienced in the airline industry.  In addition, the global economic downturn and recent severe disruptions in the capital markets and other sources of funding have resulted in greater volatility, less liquidity, widening of credit spreads and substantially more limited availability of funding.  The inability of AMR and American to obtain necessary funding on acceptable terms would have a material adverse impact on AMR and American and on their ability to sustain their operations.

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

Future payments for all aircraft that the Company was committed to acquire as of March 31, 2009, including the estimated amounts for price escalation, are currently estimated to be approximately $3.6 billion.  Payments are currently scheduled to be approximately $975 million in the remainder of 2009, $1.1 billion in 2010, $349 million in 2011, $217 million in 2012, $399 million in 2013, and $556 million for 2014 and beyond. These amounts are net of purchase deposits currently held by the manufacturer.

In 2008, the Company entered into a new purchase agreement with Boeing for the acquisition of 42 Boeing 787-9 aircraft.  Per the purchase agreement, and before delays due to the recent Boeing strike as discussed below, the first such aircraft is scheduled to be delivered in 2012, and the last is scheduled to be delivered in 2018. The agreement also includes purchase rights to acquire up to 58 additional Boeing 787 aircraft, with deliveries between 2015 and 2020.  Based on preliminary information received from Boeing on the impact of the overall Boeing 787 program delay to American’s delivery positions due to the strike in 2008, the Company now believes the first of the initial 42 aircraft will be delivered during the second half of 2013.  The first of the 58 optional purchase rights aircraft would be delivered in the second half of 2016 based on the same preliminary information. Under the 787-9 purchase agreement, except as described below, American will not be obligated to purchase a 787-9 aircraft unless it gives Boeing notice confirming its election to do so at least 18 months prior to the scheduled delivery date for that aircraft.  If American does not give that notice with respect to an aircraft, the aircraft will be no longer subject to the 787-9 purchase agreement.  These confirmation rights may be exercised until May 1, 2013, provided that those rights will terminate earlier if American reaches a collective bargaining agreement with its pilot union that includes provisions enabling American to utilize the 787-9 to American’s satisfaction in the operations desired by American, or if American confirms its election to purchase any of the initial 42 787-9 aircraft.  While there can be no assurances, American expects to have reached an agreement as described above with its pilots union prior to the first notification date.  In either of those events, American would become obligated to purchase all of the initial 42 aircraft then subject to the purchase agreement.  If neither of those events occur prior to May 1, 2013, then on that date American may elect to purchase all of the initial 42 aircraft then subject to the purchase agreement, and if it does not elect to do so, the purchase agreement will terminate in its entirety.

The Company’s continued aircraft replacement strategy, and its execution of that strategy, will depend on such factors as future economic and industry conditions and the financial condition of the Company.

Credit Facility Covenants

American has a secured bank credit facility which consists of a fully drawn $255 million revolving credit facility, with a final maturity on June 17, 2009, and a $435 million term loan facility, with a final maturity on December 17, 2010 (the Revolving Facility and the Term Loan Facility, respectively, and collectively, the Credit Facility). American’s obligations under the Credit Facility are guaranteed by AMR.

The Credit Facility contains a covenant (the Liquidity Covenant) requiring American to maintain, as defined, unrestricted cash, unencumbered short term investments and amounts available for drawing under committed revolving credit facilities of not less than $1.25 billion for each quarterly period through the life of the Credit Facility.  AMR and American were in compliance with the Liquidity Covenant as of March 31, 2009 and expect to be able to continue to comply with this covenant in the near term.  In addition, the Credit Facility contains a covenant (the EBITDAR Covenant) requiring AMR to maintain a ratio of cash flow (defined as consolidated net income, before interest expense (less capitalized interest), income taxes, depreciation and amortization and rentals, adjusted for certain gains or losses and non-cash items) to fixed charges (comprising interest expense (less capitalized interest) and rentals).  In May 2008, AMR and American entered into an amendment to the Credit Facility which waived compliance with the EBITDAR Covenant for periods ending on any date from and including June 30, 2008 through March 31, 2009, and which reduced the minimum ratios AMR is required to satisfy thereafter.  The required ratio will be 0.90 to 1.00 for the one quarter period ending June 30, 2009 and will increase to 1.15 to 1.00 for the four quarter period ending September 30, 2010.  Given the volatility of fuel prices and revenues, uncertainty in the capital markets and about other sources of funding, and other factors, it is difficult to assess whether the Company will be able to continue to comply with these covenants, and there are no assurances that it will be able to do so.  Failure to comply with these covenants would result in a default under the Credit Facility which – if the Company did not take steps to obtain a waiver of, or otherwise mitigate, the default – could result in a default under a significant amount of its other debt and lease obligations, and otherwise have a material adverse impact on the Company and on its ability to sustain its operations.

Credit Card Processing Agreements

American has agreements with a number of credit card companies and processors to accept credit cards for the sale of air travel and other services.  Under certain of American’s current credit card processing agreements, the related credit card company or processor may hold back, under certain circumstances, a reserve from American’s credit card receivables.

Under one such agreement, the amount of such reserve may be based on, among other things, the amount of unrestricted cash (not including undrawn credit facilities) held by American and American’s debt service coverage ratio, as defined in such agreement.  Given the volatility of fuel prices and revenues, uncertainty in the capital markets and other sources of funding, and other factors, it is difficult to forecast the required amount of such reserve at any time. The Company’s maximum holdback exposure is $200 million through August 15, 2009, and the holdback reserve was $157 million as of March 31, 2009.  However, if current conditions persist, absent a waiver or modification of the agreement, such required amount could be significantly greater than $200 million in the latter half of 2009.

Pension Funding Obligation

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

Cash Flow Activity

At March 31, 2009, the Company had $2.9 billion in unrestricted cash and short-term investments, which decreased by $242 million from the balance of $3.1 billion at December 31, 2008.  Net cash provided by operating activities in the three-month period ended March 31, 2009 was $422 million, an increase of $19 million over the same period in 2008.  The decline in unrestricted cash and short-term investments is primarily due to the significant decline in the demand for air travel, which resulted in a 16.0% decrease in mainline passenger revenue and principal payments made during the first quarter.

The Company made scheduled debt and capital lease payments of $332 million in the first three months of 2009.

Despite the current disruptions in the capital markets, in the quarter ended March 31, 2009, the Company obtained an aggregate of approximately $174 million of financing under a loan secured by various aircraft and under previously committed sale leaseback financings of certain aircraft.

Capital expenditures for the first three months of 2009 were $166 million and primarily consisted of new aircraft and certain aircraft modifications.

Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited by the Company.  As of March 31, 2009, the cash collateral held by such counterparties from American was $343 million.  The amount of collateral required to be deposited with the Company or with the counterparty by the Company is based on fuel price in relation to the market values of the derivative contracts and collateral provisions per the terms of those contracts and can fluctuate significantly.  These derivative contracts are currently required to be collateralized at approximately 75 percent of the fair value of the liability position.  As such, when these contracts settle (mainly in the second quarter of 2009), the collateral posted with counterparties will effectively offset the loss position and minimal further cash impact will be recorded assuming a static forward heating oil curve from March 31, 2009.  Under the same assumption, the Company does not currently expect to be required to deposit significant additional cash collateral above March 31, 2009 levels with counterparties with regard to fuel hedges in place as of March 31, 2009.  Additional information regarding the Company’s fuel hedging program is also included in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” and in Note 9 to the condensed consolidated financial statements.

War-Risk Insurance

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines until August 31, 2009, covering losses to employees, passengers, third parties and aircraft.  If the U.S. government does not extend the policy beyond that date, or if the U.S. government at anytime thereafter ceases to provide such insurance, or reduces the coverage provided by such insurance, the Company will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, the Company would be adversely affected. While the price of commercial insurance has declined since the premium increases immediately after terrorist attacks of September 11, 2001, in the event commercial insurance carriers further reduce the amount of insurance coverage available to the Company, or significantly increase its cost, the Company would be adversely affected.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2009 and 2008

Revenues

The Company’s revenues decreased approximately $839 million, or 14.8 percent, to $4.8 billion in the first quarter of 2009 from the same period last year.  American’s passenger revenues decreased by 16.0 percent, or $699 million, on an 8.0 percent decrease in capacity (available seat mile) (ASM).  American’s passenger load factor decreased 3.5 points to 75.7 percent while passenger yield decreased by 4.5 percent to 12.87 cents.  This resulted in a decrease in passenger revenue per available seat mile (RASM) of 8.7 percent to 9.74 cents. Following is additional information regarding American’s domestic and international RASM and capacity:

	Three Months Ended March 31, 2009
	RASM (cents)	Y-O-Y Change		ASMs (billions)	Y-O-Y Change

DOT Domestic	9.68	(7.2	) %	23.1	(10.7	) %
International	9.83	(11.1)		14.7	(3.3)
DOT Latin America	11.23	(8.0)		7.7	(4.5)
DOT Atlantic	7.96	(17.6)		5.3	(3.7)
DOT Pacific	9.28	(7.3)		1.7	4.2

Regional Affiliates include AMR's two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and two independent carriers with which American has capacity purchase agreements, Trans States Airlines, Inc. (Trans States) and Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, decreased $124 million, or 21.3 percent, to $457 million as a result of a reduction in capacity, decreased passenger traffic and lower yield.  Regional Affiliates’ traffic decreased 13.1 percent to 1.9 billion revenue passenger miles (RPMs), on a capacity decrease of 9.3 percent to 2.8 billion ASMs, resulting in a 2.9 point decrease in the passenger load factor to 66.0 percent.

Other revenues increased 11.0 percent, or $55 million, to $553 million due to increases in certain passenger service charges.

Operating Expenses

The Company’s total operating expenses decreased 14.3 percent, or $846 million, to $5.1 billion in the first quarter of 2009 compared to the first quarter of 2008.  The Company’s operating expenses per ASM in the first quarter of 2009 decreased 6.5 percent to 11.82 cents compared to the first quarter of 2008. These decreases are due primarily to decreased fuel prices in the first quarter 2009 compared to the first quarter of 2008.  The decreases were somewhat offset by increased defined benefit pension expenses and retiree medical and other expenses (due to the stock market decline), and by cost pressures associated with the Company’s previously announced capacity reductions and dependability initiatives.

(in millions) Operating Expenses	Three Months Ended March 31, 2009	Change from 2008	Percentage Change

Wages, salaries and benefits	$1,538	$54	3.6%
Aircraft fuel	1,179	(678)	(36.5)		(a)
Regional payments to AMR Eagle	474	(112)	(19.1)		(b)
Other rentals and landing fees	295	1	0.3
Commissions, booking fees and credit card expense	217	(40)	(15.6)		(c)
Depreciation and amortization	235	(25)	(9.6)		(d)
Maintenance, materials and repairs	243	(13)	(5.1)
Aircraft rentals	127	3	2.4
Food service	114	(11)	(8.8)
Special charges	14	14	*
Other operating expenses	625	(39)	(5.9)
Total operating expenses	$5,061	$(846)	(14.3	) %

(a)
Aircraft fuel expense decreased primarily due to a 30.0 percent decrease in the Company’s price per gallon of fuel (net of the impact of fuel hedging) and a 9.3 percent decrease in the Company’s fuel consumption.

(b)	Regional payments to AMR Eagle expense decreased in conjunction with the 21.3 percent decrease in Regional Affiliates’ passenger revenue.

(c)	Commissions, booking fees and credit card expense decreased in conjunction with the 14.8 percent decrease in the Company’s revenue.

(d)	Depreciation and amortization expense decreased due to impairment charge in 2008.

Other Income (Expense)

Interest income decreased $41 million due to both a decrease in short-term investment balances and a decrease in interest rates.  Interest expense decreased $3 million as a result of a decrease in the Company’s long-term debt balance and lower variable interest rates.

Income Tax
The Company did not record a net tax provision (benefit) associated with its first quarter 2009 or first quarter 2008 losses due to the Company providing a valuation allowance, as discussed in Note 4 to the condensed consolidated financial statements.

Regional Affiliates

The following table summarizes the combined capacity purchase activity for the American Connection carriers and AMR Eagle for the three months ended March 31, 2009 and 2008 (in millions):

	Three Months Ended March 31,
	2009	2008
Revenues:
Regional Affiliates	$457	$581
Other	31	26
	$488	$607
Expenses:
Regional payments	$511	$643
Other incurred expenses	85	78
	$596	$721

In addition, passengers connecting to American’s flights from American Connection and AMR Eagle flights generated passenger revenues for American flights of $338 million and $399 million in the first quarter of 2009 and 2008, respectively, which are included in Revenues – Passenger in the consolidated statements of operations.

Outlook

The Company currently expects capacity for American’s mainline jet operations to decline by more than 7.7 percent in the second quarter of 2009 versus the second quarter of 2008.  American’s mainline capacity for the full year 2009 is expected to decrease approximately 6.4 percent from 2008 with approximately a 9.0 percent reduction in domestic capacity and approximately a 2.5 percent decrease in international capacity.

The Company currently expects second quarter 2009 mainline unit costs to decrease approximately 25.1 percent year over year primarily due to a $1.0 billion impairment charge recorded in the second quarter 2008.  Absent the special charge, second quarter 2009 mainline unit cost is expected to decrease approximately 11.5 percent which reflects the reduction in the cost of fuel, somewhat offset by increased defined benefit pension expenses (due to the stock market decline) and retiree medical and other benefit expenses, and by cost pressures associated with the Company’s previously announced capacity reductions and dependability initiatives.  Due to these cost pressures, the Company expects second quarter and full year 2009 unit costs excluding fuel to be higher than the respective prior year periods.  The Company’s results are significantly affected by the price of jet fuel, which is in turn affected by a number of factors beyond the Company’s control.  Although fuel prices have abated somewhat from the record prices recorded in July 2008, fuel prices are still very volatile.

The Company is experiencing significantly weaker demand for air travel driven by the severe downturn in the global economy.  The Company implemented capacity reductions in 2008 and 2009 in response to record high fuel prices which have somewhat mitigated this weakening of demand.  However, if the global economic downturn persists or worsens, demand for air travel may continue to weaken.  No assurance can be given that capacity reductions or other steps the Company may take will be adequate to offset the effects of reduced demand. In addition, fare discounting has recently been both broader and deeper than usual, and the Company expects downward pressure on passenger yields into the second quarter.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company’s 2008 Form 10-K.  The change in market risk for aircraft fuel is discussed below for informational purposes.

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

Aircraft Fuel   The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations.  The Company also manages the price risk of fuel costs primarily by using jet fuel and heating oil hedging contracts.  Market risk is estimated as a hypothetical ten percent increase in the March 31, 2009 cost per gallon of fuel.  Based on projected 2009 and 2010 fuel usage through March 31, 2010, such an increase would result in an increase to aircraft fuel expense of approximately $256 million in the twelve months ended March 31, 2010, inclusive of the impact of effective fuel hedge instruments outstanding at March 31, 2009, and assumes the Company’s fuel hedging program remains effective under Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  Comparatively, based on projected 2009 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $360 million in the twelve months ended December 31, 2008, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2008.  The change in market risk is primarily due to the decrease in fuel prices.

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

As of March 31, 2009, the Company had cash flow hedges, with collars and options, covering approximately 32 percent of its estimated remaining 2009 fuel requirements.  The consumption hedged for the remainder of 2009 is capped at an average price of approximately $2.54 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $1.88 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs).  The Company’s collars represent approximately 29 percent of its estimated remaining 2009 fuel requirements.  A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009. During the quarter ending on March 31, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Between April 3, 2003 and June 5, 2003, three lawsuits were filed by travel agents, some of whom opted out of a prior class action (now dismissed) to pursue their claims individually against American, other airline defendants, and in one case, against certain airline defendants and Orbitz LLC.  The cases, Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California, San Francisco (51 individual agencies), Paula Fausky d/b/a Timeless Travel v. American Airlines, et. al, in the United States District Court for the Northern District of Ohio, Eastern Division (29 agencies) and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas, Beaumont Division (71 agencies) were consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio, Eastern Division.  Collectively, these lawsuits seek damages and injunctive relief alleging that the certain airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act;  (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and that (iii) between 1995 and the present, the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act.  On September 23, 2005, the Fausky plaintiffs dismissed their claims with prejudice.  On September 14, 2006, the court dismissed with prejudice 28 of the Swope plaintiffs.  On October 29, 2007, the court dismissed all actions.  The Tam plaintiffs have appealed the court’s decision.  The Swope plaintiffs have moved to have their case remanded to the Eastern District of Texas.  American continues to vigorously defend these lawsuits.  A final adverse court decision awarding substantial money damages or placing material restrictions on the Company’s distribution practices would have a material adverse impact on the Company.

On July 12, 2004, a consolidated class action complaint that was subsequently amended on November 30, 2004, was filed against American and the Association of Professional Flight Attendants (APFA), the union which represents American’s flight attendants (Ann M. Marcoux, et al., v. American Airlines Inc., et al. in the United States District Court for the Eastern District of New York). While a class has not yet been certified, the lawsuit seeks on behalf of all of American’s flight attendants or various subclasses to set aside and to obtain damages allegedly resulting from the April 2003 Collective Bargaining Agreement referred to as the Restructuring Participation Agreement (RPA). The RPA was one of three labor agreements American successfully reached with its unions in order to avoid filing for bankruptcy in 2003.  In a related case (Sherry Cooper, et al. v. TWA Airlines, LLC, et al., also in the United States District Court for the Eastern District of New York), the court denied a preliminary injunction against implementation of the RPA on June 30, 2003. The Marcoux suit alleges various claims against the APFA and American relating to the RPA and the ratification vote on the RPA by individual APFA members, including: violation of the Labor Management Reporting and Disclosure Act (LMRDA) and the APFA’s Constitution and By-laws, violation by the APFA of its duty of fair representation to its members, violation by American of provisions of the Railway Labor Act (RLA) through improper coercion of flight attendants into voting or changing their vote for ratification, and violations of the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On March 28, 2006, the district court dismissed all of various state law claims against American, all but one of the LMRDA claims against the APFA, and the claimed violations of RICO.  On July 22, 2008, the district court granted summary judgment to American and APFA concerning the remaining claimed violations of the RLA and the duty of fair representation against American and the APFA (as well as one LMRDA claim and one claim against the APFA of a breach of its constitution).  On August 20, 2008, a notice of appeal was filed on behalf of the purported class of flight attendants. Although the Company believes the case against it is without merit and both American and the APFA are vigorously defending the lawsuit, a final adverse court decision invalidating the RPA and awarding substantial money damages would have a material adverse impact on the Company.

On February 14, 2006, the Antitrust Division of the United States Department of Justice (the “DOJ”) served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation.  The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is also investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges.  On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it too is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war risk surcharges, and customs clearance surcharges.  On March 11, 2008, the Company received from the Swiss Competition Commission a request for information concerning, among other things, the scope and organization of the Company’s activities in Switzerland.  On December 19, 2006 and June 12, 2007, the Company received requests for information from the European Commission seeking information regarding the Company's corporate structure, and revenue and pricing announcements for air cargo shipments to and from the European Union. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company’s cargo facilities in Sao Paulo, Brazil.  On April 28, 2008, the Brazilian competition authorities preliminarily charged the Company with violating Brazilian competition laws.  The authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments.  The Company is vigorously contesting the allegations and the preliminary findings of the Brazilian competition authorities.  On June 27, 2007 and October 31, 2007, the Company received requests for information from the Australian Competition and Consumer Commission seeking information regarding fuel surcharges imposed by the Company on cargo shipments to and from Australia and regarding the structure of the Company's cargo operations. On September 1, 2008, the Company received a request from the Korea Fair Trade Commission seeking information regarding cargo rates and surcharges and the structure of the Company’s activities in Korea. On December 18, 2007, the European Commission issued a Statement of Objection (“SO”) against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations. In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.

Forty-five purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges on cargo shipments.  These cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Eastern District of New York as In re Air Cargo Shipping Services Antitrust Litigation, 06-MD-1775 on June 20, 2006.  Plaintiffs are seeking trebled money damages and injunctive relief.  The Company has not been named as a defendant in the consolidated complaint filed by the plaintiffs.  However, the plaintiffs have not released any claims that they may have against the Company, and the Company may later be added as a defendant in the litigation.  If the Company is sued on these claims, it will vigorously defend the suit, but any adverse judgment could have a material adverse impact on the Company.  Also, on January 23, 2007, the Company was served with a purported class action complaint filed against the Company, American, and certain foreign and domestic air carriers in the Supreme Court of British Columbia in Canada (McKay v. Ace Aviation Holdings, et al.). The plaintiff alleges that the defendants violated Canadian competition laws by illegally conspiring to set prices and surcharges on cargo shipments.  The complaint seeks compensatory and punitive damages under Canadian law.  On June 22, 2007, the plaintiffs agreed to dismiss their claims against the Company.  The dismissal is without prejudice and the Company could be brought back into the litigation at a future date.  If litigation is recommenced against the Company in the Canadian courts, the Company will vigorously defend itself; however, any adverse judgment could have a material adverse impact on the Company.

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

Item 6.  Exhibits

The following exhibits are included herein:

12	Computation of ratio of earnings to fixed charges for the three months ended March 31, 2009 and 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AIRLINES, INC.

Date:  April 16, 2009                BY:            /s/ Thomas W. Horton
                                Thomas W. Horton
                      Executive Vice President and Chief Financial Officer
                                      (Principal Financial and Accounting Officer)