Form 10-Q
period 2009-10-21
AMERICAN AIRLINES INC
filed 2009-10-21
CIK 4515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2009.

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

Common Stock, $1 par value - 1,000 shares as of October 16, 2009.

INDEX

AMERICAN AIRLINES, INC.

PART I:   FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations -- Three and nine months ended September 30, 2009 and 2008

Condensed Consolidated Balance Sheets -- September 30, 2009 and December 31, 2008

Condensed Consolidated Statements of Cash Flows -- Nine months ended September 30, 2009 and 2008

Notes to Condensed Consolidated Financial Statements -- September 30, 2009

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Item 1A.  Risk Factors

Item 6.  Exhibits

SIGNATURE

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues
Passenger	$3,882	$4,946	$11,239	$14,060
Regional Affiliates	523	668	1,493	1,932
Cargo	136	230	414	678
Other revenues	581	558	1,695	1,559
Total operating revenues	5,122	6,402	14,841	18,229

Expenses
Wages, salaries and benefits	1,555	1,477	4,645	4,461
Aircraft fuel	1,313	2,461	3,696	6,501
Regional payments to AMR Eagle	516	656	1,483	1,883
Other rentals and landing fees	312	313	915	894
Maintenance, materials and repairs	269	240	762	753
Depreciation and amortization	235	245	714	780
Commissions, booking fees and credit card expense	222	264	646	780
Aircraft rentals	129	120	384	367
Food service	128	133	365	388
Special charges	64	25	100	1,188
Other operating expenses	625	736	1,863	2,075
Total operating expenses	5,368	6,670	15,573	20,070

Operating Loss	(246)	(268)	(732)	(1,841)

Other Income (Expense)
Interest income	5	36	25	134
Interest expense	(145)	(143)	(416)	(424)
Interest capitalized	11	10	31	23
Related party interest - net	(2)	(12)	(12)	(43)
Miscellaneous - net	(29)	(19)	(56)	(52)
	(160)	(128)	(428)	(362)

Loss Before Income Taxes	(406)	(396)	(1,160)	(2,203)
Income tax (Benefit)	(29)	-	(29)	-
Net Loss	$(377)	$(396)	$(1,131)	$(2,203)

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)
	September 30,	December 31,
	2009	2008
Assets
Current Assets
Cash	$166	$188
Short-term investments	3,937	2,910
Restricted cash and short-term investments	459	459
Receivables, net	803	797
Inventories, net	504	481
Fuel derivative contracts	111	188
Fuel derivative collateral deposits	78	575
Other current assets	249	175
Total current assets	6,307	5,773

Equipment and Property
Flight equipment, net	10,005	10,109
Other equipment and property, net	2,276	2,325
Purchase deposits for flight equipment	733	670
	13,014	13,104

Equipment and Property Under Capital Leases
Flight equipment, net	235	181
Other equipment and property, net	54	59
	289	240

Route acquisition costs and airport operating and gate lease rights, net	1,074	1,090
Other assets	2,520	2,311
	$23,204	$22,518
Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities
Accounts payable	$1,009	$891
Accrued liabilities	1,850	1,917
Air traffic liability	3,573	3,708
Payable to affiliates, net	2,872	2,427
Current maturities of long-term debt	809	1,305
Fuel derivative liability	156	716
Current obligations under capital leases	91	107
Total current liabilities	10,360	11,071

Long-term debt, less current maturities	7,280	6,102
Obligations under capital leases, less current obligations	589	582
Pension and postretirement benefits	7,005	6,613
Other liabilities, deferred gains and deferred credits	3,188	3,055

Stockholder’s Equity (Deficit)
Common stock	-	-
Additional paid-in capital	3,926	3,891
Accumulated other comprehensive loss	(2,504)	(3,287)
Accumulated deficit	(6,640)	(5,509)
	(5,218)	(4,905)
	$23,204	$22,518
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2009	2008
Net Cash Provided by (used for) Operating Activities	$779	$(163)

Cash Flow from Investing Activities:
Capital expenditures	(1,089)	(670)
Net (increase)/decrease in short-term investments	(1,027)	(58)
Net (increase)/decrease in restricted cash and short-term investments	-	(28)
Proceeds from sale of equipment and property	9	14
Cash collateral on spare parts financing	52	9
Net cash used by investing activities	(2,055)	(733)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(1,313)	(393)
Proceeds from:
Issuance of debt	1,889	823
Cash held in trust for 1999 EETC financing	(276)	-
Sale leaseback transactions	509	151
Reimbursement from construction reserve account	1	1
Funds transferred from affiliates, net	444	437
Net cash provided by financing activities	1,254	1,019

Net increase (decrease) in cash	(22)	123
Cash at beginning of period	188	145

Cash at end of period	$166	$268

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. American Airlines, Inc. (American or the Company) is a wholly owned subsidiary of AMR Corporation (AMR). The condensed consolidated financial statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes included in the American Airlines, Inc. Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).  Further, in connection with preparation of the condensed consolidated financial statements and in accordance with the recently issued guidance by the FASB, the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through October 21, 2009.

During the first three quarters of 2009, the Company experienced continued significant weakening of the revenue environment, especially in international markets, due to the worldwide economic recession.  Lower revenues, coupled with the recent severe disruptions in the capital markets and other sources of funding, and historically high fuel prices, have negatively impacted the Company and significantly impacted its results of operations and cash flows for the three and nine months ended September 30, 2009.  Consequently, the Company has taken numerous steps to improve its liquidity through the issuance of debt.  Primarily as a result of financing transactions completed in the first three quarters of 2009, unrestricted cash and short-term investments increased from $3.1 billion as of December 31, 2008 to $4.1 billion at September 30, 2009.

Through September 30, 2009, the Company secured approximately $4.5 billion of financing ($1.9 billion relates to future financing of aircraft deliveries) through the advance purchase of AAdvantage Miles in the AAdvantage frequent flier program by Citibank (South Dakota), N.A. (Citibank), issuance of pass through trust certificates, issuance of senior secured notes, loans on certain aircraft and the sale leaseback financing of certain aircraft.  See Note 5 to these condensed consolidated financial statements for additional information regarding these transactions.

The Company remains heavily indebted and has significant obligations.  As of the date of this Form 10-Q, the Company believes it has sufficient liquidity to fund its operations and obligations, including repayment of debt and capital leases, capital expenditures and other contractual obligations; however there can be no assurances to that effect.

2.
In June 2009, American entered into an amendment to a purchase agreement with The Boeing Company (Boeing).  Pursuant to the amendment, American exercised rights to purchase an additional eight 737-800 aircraft and the delivery dates of certain aircraft were rescheduled.  As a result, as of September 30, 2009, American had twelve 737-800 purchase commitments for the remainder of 2009 and 45 737-800 purchase commitments for 2010.  American’s 737-800 purchase commitments remain at eight in 2011.  In addition to these aircraft, American has firm commitments for eleven 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013-2016.

American has selected GE Aviation as the exclusive provider of engines for its expected order of Boeing 787-9 aircraft. American previously announced plans (subject to certain reconfirmation rights) to acquire 42 Boeing 787-9 aircraft, with the right to acquire an additional 58 Boeing 787-9 aircraft.

As of September 30, 2009, payments for the above purchase commitments will approximate $315 million for the remainder of 2009, $1.3 billion in 2010, $350 million in 2011, $217 million in 2012, $478 million in 2013, and $552 million for 2014 and beyond. These amounts are net of purchase deposits currently held by the manufacturer.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

American leases various types of equipment and property, primarily aircraft and airport facilities.  The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2009, were (in millions):
	Capital Leases	Operating Leases

As of September 30, 2009	$28	$222
2010	176	969
2011	179	960
2012	128	778
2013	114	691
2014 and thereafter	523	5,319
	$1,148	$8,939
Less amount representing interest	468

Present value of net minimum lease payments	$680

At September 30, 2009 the Company was operating 175 jet aircraft under operating leases and subleasing 39 turboprop aircraft to AMR Eagle also under operating leases and 82 jet aircraft under capital leases.

On December 18, 2007, the European Commission issued a Statement of Objection (SO) against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of European Union (EU) law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations.  Based on the information to date, the Company has not recorded any reserve for this exposure for the quarter ended September 30, 2009. In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.

3.
Accumulated depreciation of owned equipment and property at September 30, 2009 and December 31, 2008 was $9.1 billion and $9.0 billion, respectively.  Accumulated amortization of equipment and property under capital leases at September 30, 2009 and December 31, 2008 was $558 million and $536 million, respectively.

4.
As discussed in Note 8 to the consolidated financial statements in the Form 8-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets will not be realized. The Company’s deferred tax asset valuation allowance increased approximately $88 million during the nine months ended September 30, 2009 to $3.5 billion as of September 30, 2009, including the impact of comprehensive income for the nine months ended September 30, 2009 and changes from other adjustments. The change in the valuation allowance reflects the recording by the Company in September 2009 of an income tax expense credit of approximately $29 million resulting from the Company’s anticipated election under Section 3081 of the Housing and Economic Recovery Act of 2008 (as extended by Section 1201(b) of the American Recovery and Reinvestment Act of 2009), allowing corporations to accelerate utilization of certain research and alternative minimum tax (AMT) credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The Company’s unrecognized tax benefit decreased by $15 million from resolution of an Internal Revenue Service Appeals process.  Changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance.

5.	Long-term debt consisted of (in millions):
	September 30, 2009	December 31, 2008

Secured variable and fixed rate indebtedness due through 2021 (effective rates from 3.22% - 13.0% at September 30, 2009)	$3,192	$2,633
Enhanced equipment trust certificates due through 2019 (rates from 3.85% - 12.00% at September 30, 2009)	2,317	2,382
6.0% - 8.5% special facility revenue bonds due through 2036	1,662	1,674
AAdvantage Miles advance purchase (effective rate 8.3%)	890	-
Credit facility agreement due through 2010	-	691
Other	28	27
	8,089	7,407

Less current maturities	809	1,305

Long-term debt, less current maturities	$7,280	$6,102

Maturities of long-term debt (including sinking fund requirements) for the next five years are: remainder of 2009 - $553 million; 2010 - $784 million; 2011 - $2.0 billion; 2012 - $907 million, 2013 - $684 million.

As of September 30, 2009, American had issued guarantees covering approximately $887 million of AMR’s unsecured debt (and interest thereon).  In addition, as of September 30, 2009, AMR and American had issued guarantees covering approximately $262 million of AMR Eagle’s secured debt.

On July 7, 2009, American closed a $520 million Pass Through Trust Certificates (the Certificates) financing covering four Boeing 777-200ER aircraft owned by American and 16 of American’s Boeing 737-800 deliveries.  Equipment notes underlying the Certificates bear interest at 10.375 percent per annum and principal and interest on the notes are payable in semi-annual installments with a balloon payment at maturity in 2019.  Approximately $177 million of the proceeds from the sale of the Certificates were received by American as of September 30, 2009 in exchange for equipment notes secured by the four Boeing 777-200ER aircraft and the delivery and financing of one Boeing 737-800 aircraft.  The remainder of the proceeds is being held in escrow for the benefit of holders of the Certificates.  When American finances each of the remaining 15 Boeing 737-800 aircraft under this arrangement, an allocable portion of the proceeds will be released to American in exchange for equipment notes secured by the individual aircraft and such debt will be recorded by American.  American currently expects that it will use the escrowed proceeds of the Certificates to finance the remaining 15 Boeing 737-800 aircraft to be delivered to American between October 2009 and April 2010, but American could elect to use this financing on any 15 of its next 49 Boeing 737-800 aircraft deliveries currently scheduled for delivery between October 2009 and October 2010.

In addition, a third party is holding collateral from American to cover interest distributable on the Certificates prior to when the remaining 15 Boeing 737-800 aircraft are delivered and the related equipment notes are issued.

Once fully issued, American will hold variable interests in the pass through trusts created for the Certificates, but is not expected to be the primary beneficiary of the trust.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

On July 31, 2009, American closed a $276 million private placement offering of senior secured notes due 2016 (2009-2 Secured Notes), which were priced at par to yield 13 percent.  The purpose of the offering was to refinance, in part, the outstanding $401 million principal amount of the Company’s 1999-1 enhanced equipment trust certificates (1999 EETC).  The Company deposited the net proceeds from the offering as cash collateral to secure the 2009-2 Secured Notes and such proceeds are recorded in Other assets.  Following the payment of the 1999-1 EETC at maturity on October 15, 2009, 12 of the 15 aircraft that previously secured the 1999 EETC were pledged to secure the 2009-2 Secured Notes, and the cash collateral was released to the Company.  The other three aircraft were pledged to secure the 2009 Loan Facility referred to below.

On September 16, 2009, American entered into an arrangement under which Citibank paid to American $1.0 billion in order to pre-purchase AAdvantage Miles (the Advance Purchase Miles) under American’s AAdvantage frequent flier loyalty program (the Advance Purchase).

To effect the Advance Purchase, American and Citibank entered into an Amended and Restated AAdvantage Participation Agreement (as so amended and restated, the Amended Participation Agreement). Under the Amended Participation Agreement, American agreed that it would apply in equal monthly installments, over a five year period beginning on January 1, 2012, the Advance Purchase Miles to Citibank cardholders’ AAdvantage accounts.

Pursuant to the Advance Purchase, Citibank has been granted a first-priority lien in certain of American’s AAdvantage program assets, and a lien in certain of American’s Heathrow and Narita routes, slots and gates that would be subordinated to any subsequent first lien.  Commencing on December 31, 2011, American has the right to repurchase, without premium or penalty, any or all of the Advance Purchase Miles that have not then been posted to Citibank cardholders’ accounts. American is also obligated, in certain circumstances (including certain specified termination events under the Amended Participation Agreement, certain cross defaults and cross acceleration events, and if any Advance Purchase Miles remain at the end of the term) to repurchase for cash all of the Advance Purchase Miles that have not then been used by Citibank.

The Amended Participation Agreement includes provisions that grant Citibank the right to use Advance Purchase Miles on an accelerated basis under specified circumstances.  American also has the right under certain circumstances to release, or substitute other comparable collateral for, the Heathrow and Narita route related collateral.

Approximately $890 million of the Advance Purchase proceeds is accounted for as a loan from Citibank, with the remaining $110 million related to certain other commitments with respect to the co-branding relationship and recorded as Deferred revenue in Other liabilities. The loan was determined using an effective interest rate of 8.3 percent and will be amortized under the interest method with imputed interest included in interest expense. The deferred revenue will be amortized straight line over the life of the agreement.

Also on September 16, 2009, American entered into two financing transactions with GE Capital Aviation Services LLC and certain of its affiliates (GECAS). The financing transactions consist of (1) a recourse loan facility (the 2009 Loan Facility) in the amount of $281.5 million to be secured by 13 owned Boeing aircraft; and (2) a sale leaseback agreement (the 2009 Sale Leaseback) providing for an aggregate commitment of $1.6 billion to finance Boeing 737-800 aircraft to be delivered to American in 2010 and 2011.

The 2009 Loan Facility bears interest at LIBOR (London Interbank Offered Rate) plus a specified margin and will mature on September 16, 2017. On September 16, 2009, the 2009 Loan Facility was secured by ten aircraft and American received $225.4 million in cash under the facility.  Following the October 15, 2009 maturity of the 1999 EETC, three aircraft that previously secured the 1999 EETC were pledged to secure the 2009 Loan Facility and American will receive another $56.1 million in cash in late October 2009 under the facility.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

The terms of the 2009 Sale Leaseback are based on previous transactions with GECAS. The 2009 Sale Leaseback is subject to certain terms and conditions, including a condition to the effect that, at the time of entering into the sale and leaseback of a particular Boeing 737-800 aircraft, American has at least a certain amount of unrestricted cash and short term investments.  See Note 2 for additional information concerning the Company’s lease obligations.

As of September 30, 2009, American’s remaining 2009-2011 Boeing 737-800 purchase commitments were twelve in the remainder of 2009, 45 in 2010 and eight in 2011. American currently expects to finance all of these remaining 2009-2011 Boeing 737-800 deliveries using a combination of the 2009 Sale Leaseback, funds from the sale of 10.375 percent pass through certificates completed by American in July 2009 and other previously arranged financing.  Accordingly, American does not expect to use its previously arranged backstop financing to finance any of its Boeing 737-800 aircraft deliveries scheduled for 2010 and 2011; however, such backstop financing arrangement remains in place.

As a condition to entering into the 2009 Loan Facility and the 2009 Sale Leaseback, American entered into certain cross-default and cross-collateralization arrangements for the benefit of GECAS involving, among other things, the 2009 Loan Facility, the 2009 Sale Leaseback and certain previously-existing debt and lease financings involving GECAS with respect to more than 50 aircraft.

In addition to the transactions described above, during the nine months ended September 30, 2009, the Company raised approximately $320 million under other loans secured by various aircraft. The loans generally bear interest at a LIBOR-based variable rate with a fixed margin which resets quarterly and are due in installments through 2019.

On October 9, 2009, American completed the offering of $450 million aggregate principal amount of its 10.5 percent senior secured notes due 2012 (the Senior Notes) which are guaranteed by AMR.  The Senior Notes are secured by certain of American’s aircraft, and proceeds from the offering of the notes were used to refinance American’s $432 million term loan credit facility which had a scheduled maturity of December 17, 2010 and which was retired early on September 28, 2009.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of September 30, 2009

Description	Total	Level 1	Level 2	Level 3

Short term investments 1	$ 3,937	$ 1,762	$ 2,175	-
Restricted cash and short-term investments 1	$ 459	459	-	-
Fuel derivative contracts, net liability 1	$ (45)	-	(45)	-

Total	$ 4,351	$ 2,221	$ 2,130	$ -

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

The carrying amounts and estimated fair values of the Company's long-term debt, including current maturities, were (in millions):

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$3,192	$2,442	$2,633	$1,649
Enhanced equipment trust certificates	2,317	2,238	2,382	1,886
6.0% - 8.5% special facility revenue bonds	1,662	1,645	1,674	1,001
AAdvantage Miles advance purchase	890	890	-	-
Credit facility agreement	-	-	691	545
Other	28	28	27	28

	$8,089	$7,243	$7,407	$5,109

7.	The following tables provide the components of net periodic benefit cost for the three and nine months ended September 30, 2009 and 2008 (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost

Service cost	$83	$81	$250	$243
Interest cost	178	171	534	513
Expected return on assets	(141)	(197)	(425)	(592)
Amortization of:
Prior service cost	3	4	10	12
Unrecognized net loss	36	1	109	2

Net periodic benefit cost	$159	$60	$478	$178

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
	Retiree Medical and Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Components of net periodic benefit cost

Service cost	$15	$14	$44	$41
Interest cost	45	43	134	129
Expected return on assets	(3)	(5)	(10)	(15)
Amortization of:
Prior service cost	(2)	(3)	(6)	(10)
Unrecognized net (gain) loss	(3)	(5)	(10)	(17)

Net periodic benefit cost	$52	$44	$152	$128

The Company has no required 2009 contributions to its defined benefit pension plans under the provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.  The Company’s estimates of its defined benefit pension plan contributions reflect the current provisions of the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.  The Company expects to contribute approximately $13 million to its retiree medical and other benefits plan in 2009.

The Company estimates its 2010 required contribution to its defined benefit pension plans to be approximately $525 million.

In December 2008, the FASB issued new guidance requiring additional disclosures about assets held in an employer’s defined benefit pension or other postretirement plan, primarily related to categories and fair value measurements of plan assets.  The guidance is effective for fiscal years ending after December 15, 2009 and will only impact the disclosures of the Company’s pension assets.

8.
As a result of the revenue environment, high fuel prices and the Company’s restructuring activities, including its capacity reductions, the Company has recorded a number of charges during the last few years.  The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of September 30, 2009:

	Aircraft Charges	Facility Exit Costs	Employee Charges	Total
Remaining accrual at December 31, 2008	$108	$16	$14	$138
Capacity reduction charges	99	-	-	99
Non-cash charges	6	-	-	6
Adjustments	-	(3)	-	(3)
Payments	(35)	(2)	(14)	(51)
Remaining accrual at September 30, 2009	$178	$11	$-	$189

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

9.
As part of the Company's risk management program, it uses a variety of financial instruments, primarily heating oil option and collar contracts, as cash flow hedges to mitigate commodity price risk.  The Company does not hold or issue derivative financial instruments for trading purposes.  As of September 30, 2009, the Company had fuel derivative contracts outstanding covering 21 million barrels of jet fuel that will be settled over the next 24 months.  A deterioration of the Company’s liquidity position may negatively affect the Company’s ability to hedge fuel in the future.

For the quarter and nine months ended September 30, 2009, the Company recognized an increase of approximately $96 million and $518 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges.  For the quarter and nine months ended September 30, 2008, the Company recognized a decrease of approximately $117 million and $521 million, respectively, in fuel expense related to its fuel hedging agreements including the ineffective portion of the hedges.  The net fair value of the Company’s fuel hedging agreements at September 30, 2009 and December 31, 2008, representing the amount the Company would pay to terminate the agreements (net of settled contract assets), totaled $37 million and $450 million, respectively, which excludes a payable related to contracts that settled in the last month of each respective reporting period.  As of September 30, 2009, the Company estimates that during the remainder of 2009 it will reclassify from Accumulated other comprehensive loss into fuel expense approximately $84 million in net losses (based on prices as of September 30, 2009) related to its fuel derivative hedges, including losses from terminated contracts with a bankrupt counterparty and unwound trades.

The impact of cash flow hedges on the Company’s consolidated financial statements is depicted below (in millions):

Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges)
Asset Derivatives as of				Liability Derivatives as of
September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Fuel derivative contracts	$70	Fuel derivative contracts	$-	Fuel derivative liability	$ 115	Fuel derivative liability	$528

Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges)
Amount of Gain (Loss) Recognized in OCI on Derivative1 as of September 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income 1	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income 1 for the nine months ended September 30,		Location of Gain (Loss) Recognized in Income on Derivative 2	Amount of Gain (Loss) Recognized in Income on Derivative 2 for the nine months ended September 30,
2009	2008		2009	2008		2009	2008
$89	$365	Aircraft Fuel	$(526)	$510	Aircraft Fuel	$8	$11

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Amount of Gain (Loss) Reclassified from Accumulated OCI into Income 1 for the three months ended September 30,		Location of Gain (Loss) Recognized in Income on Derivative 2	Amount of Gain (Loss) Recognized in Income on Derivative 2 for the three months ended September 30,
2009	2008		2009	2008

$(99)	$121	Aircraft Fuel	$ 3	$(4)

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

As of September 30, 2009, the aggregate fair value of all qualifying cash flow derivatives with credit-risk-related contingent features that are in a net liability position is $45 million, for which the Company had posted collateral of $78 million. The Company had surplus collateral with a certain counterparty as of September 30, 2009 due to a timing lag in collateral reconciliation.

In addition to the Company’s qualifying cash flow hedges, American has hedges that were effectively unwound in 2008 that are recorded as assets and liabilities on the balance sheet.  The fair value of these offsetting positions not designated as hedges as of September 30, 2009 was a $41 million asset recorded in Fuel derivative contracts and a $41 million liability recorded in Fuel derivative liability.

The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive income. For the three month periods ended September 30, 2009 and 2008, comprehensive loss was $273 million and $1.5 billion, respectively, and for the nine month periods ended September 30, 2009 and 2008, comprehensive loss was $348 million and $2.5 billion, respectively. Total comprehensive loss for the year ended December 31, 2008 was $6.4 billion.  The difference between net earnings (loss) and comprehensive income (loss) for the three and nine month periods ended September 30, 2009 and 2008 is due primarily to the accounting for the Company’s derivative financial instruments and the actuarial loss on the pension benefit obligation of the Company’s pension plans.

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

Forward-looking statements are subject to a number of factors that could cause the Company’s actual results to differ materially from the Company’s expectations.  The following factors, in addition to other possible factors not listed, could cause the Company’s actual results to differ materially from those expressed in forward-looking statements:  the materially weakened financial condition of the Company, resulting from its significant losses in recent years; weaker demand for air travel and lower investment asset returns resulting from the severe global economic downturn; the Company’s need to raise substantial additional funds and its ability to do so on acceptable terms; the ability of the Company to generate additional revenues and reduce its costs; continued high and volatile fuel prices and further increases in the price of fuel, and the availability of fuel; the Company’s substantial indebtedness and other obligations; the ability of the Company to satisfy certain covenants and conditions in certain of its financing agreements; changes in economic and other conditions beyond the Company’s control, and the volatile results of the Company’s operations; the fiercely and increasingly competitive business environment faced by the Company; potential industry consolidation and alliance changes; competition with reorganized carriers; low fare levels by historical standards and the Company’s reduced pricing power; changes in the Company’s corporate or business strategy; government regulation of the Company’s business; conflicts overseas or terrorist attacks; uncertainties with respect to the Company’s international operations; outbreaks of a disease (such as SARS, avian flu or the H1N1 virus) that affects travel behavior; labor costs that are higher than those of the Company’s competitors; uncertainties with respect to the Company’s relationships with unionized and other employee work groups; increased insurance costs and potential reductions of available insurance coverage; the Company’s ability to retain key management personnel; potential failures or disruptions of the Company’s computer, communications or other technology systems; losses and adverse publicity resulting from any accident involving the Company’s aircraft; changes in the price of the Company’s common stock; and the ability of the Company to reach acceptable agreements with third parties.  Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, including but not limited to the Company’s 2008 Form 10-K and Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

Overview

The Company recorded a net loss of $377 million in the third quarter of 2009 compared to net loss of $396 million in the same period last year.  The Company’s third quarter 2009 loss is primarily attributable to a significant decrease in passenger revenue due to lower traffic and passenger yield.  The Company is experiencing significantly weaker demand for air travel driven by the continuing severe downturn in the global economy.  In addition, as a result of reduced demand, there has been substantial fare discounting across the industry, which has resulted in decreased passenger yield (passenger revenue per passenger mile).  Mainline passenger revenue decreased by $1.1 billion to $3.9 billion in the three months ended September 30, 2009 compared to the same period last year.  Mainline passenger unit revenues decreased 14.5 percent for the third quarter due to a 16.3 percent decrease in passenger yield compared to the same period in 2008 and a load factor increase of approximately 1.8 points.

During the third quarter of 2009, the Company also incurred approximately $94 million in non-recurring charges related to the sale leaseback of certain aircraft and the grounding of leased Airbus A300 aircraft prior to lease expiration.

The Company implemented capacity reductions in 2008 and in the first quarter of 2009 in response to record high fuel prices.  These capacity reductions have somewhat mitigated the weakening of demand and in June 2009, the Company announced additional capacity reductions in a further effort to balance supply and demand.  American will reduce mainline seating capacity by approximately 7.5 percent for the full year 2009 versus 2008.  The reduction consists of an approximately 9.0 percent reduction in mainline domestic capacity and approximately 4.8 percent reduction in mainline international capacity compared to the year ending December 31, 2008.  As a result, for the quarter ending December 31, 2009, American expects mainline domestic capacity to decline by approximately 5.0 percent and mainline international capacity to decline by 7.5 percent compared to the quarter ending December 31, 2008.  No assurance can be given that any capacity reductions or other steps the Company may take will be adequate to offset the effects of reduced demand.

The decrease in total passenger revenue was partially offset by significantly lower year over year fuel prices; the Company paid an average of $2.06 per gallon in the third quarter 2009 compared to an average of $3.57 per gallon in the same period of 2008, including effects of hedging.

The Company’s unit costs excluding fuel and special charges were greater for the quarter ended September 30, 2009 than for the same period in 2008, and are expected to be higher for the fourth quarter of 2009 compared to the corresponding prior year period.  Factors driving the increase include increased defined benefit pension expenses (due to the stock market decline in 2008) and retiree medical and other expenses, and cost pressures associated with the Company’s previously announced capacity reductions and dependability initiatives.

In reaction to these challenges, the Company initiated a series of actions intended to better position it to meet the industry’s economic challenges while continuing to build on its strategy for long term success, including a range of service charges introduced in 2008 to generate additional revenue, execution of its fleet renewal and replacement plan, and initiatives to improve dependability and on-time performance.

In addition, the Company has obtained a total of $4.0 billion in additional liquidity and new aircraft financing in the third quarter of 2009, announced plans to focus its network by reallocating capacity to hubs in Dallas/Fort Worth, Chicago, Miami, New York and Los Angeles and announced plans to enhance its fleet to better serve customers.

Financings completed during the third quarter consist of: $1 billion in cash from the advance sale of AAdvantage Miles to Citibank, $1.6 billion in sale leaseback financing for Boeing 737-800 aircraft to be delivered to American in 2010 and 2011 and the $281.5 million 2009 Loan Facility, the issuance by American of $520 million of pass through trust certificates, the issuance by American of $276 million of senior secured notes due in 2016, and other loans secured by aircraft and sale leasebacks of aircraft which raised proceeds of approximately $359 million.  See Note to the condensed consolidated financial statements for a detailed description of these financing transactions.

In addition, on October 9, 2009, American completed the offering of $450 million aggregate principal amount of its 10.5 percent senior secured notes due 2012.  The proceeds from the offering of the notes were used to refinance American’s $432 million term loan credit facility which had a scheduled maturity of December 17, 2009 and which was retired prior to maturity on September 28, 2009.

The Company is also in discussions with JAL, a member of the oneworld alliance, about ways to broaden and deepen the relationship between American and JAL. The Company is discussing various options, including a joint business relationship with JAL and possible capital or financing arrangements.  The Company believes that JAL is also engaged in strategic discussions with one or more other carriers. No prediction can be made as to the timing or outcome of any of these discussions, or as to any impact of the discussions on the Company.

In 2008, the Company entered into a joint business agreement and related marketing arrangements with British Airways and Iberia, providing for commercial cooperation on flights between North America and most countries in Europe, pooling and sharing of certain revenues and costs, expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas. Along with these carriers and certain other carriers, the Company has applied to the US Department of Transportation (DOT) for antitrust immunity for this planned cooperation. Implementation of this agreement and the related arrangements is subject to conditions, including various U.S. and foreign regulatory approvals, successful negotiation of certain detailed financial and commercial arrangements, and other approvals.

In September of 2009, the European Union (EU) issued a Statement of Objection (SO) related to the proposed joint business agreement.  The SO asserts, among other things, that without remedies, the joint business agreement would infringe certain aspects of EU competition law.  The carriers intend to respond to the SO and to demonstrate the consumer benefits of the joint business agreement.  The SO process is an anticipated and normal part of and does not impact the process of seeking antitrust immunity from DOT.

The Company’s ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control.  Certain risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A in the 2008 Form 10-K and as amended in Item 1A in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.  In addition, most of the Company’s largest domestic competitors and several smaller carriers have filed for bankruptcy in the last several years and have used this process to significantly reduce contractual labor and other costs.  In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs.  Although the Company has a number of initiatives underway to address its cost and revenue challenges, some of these initiatives involve changes to the Company’s business which it may be unable to implement.  In addition, the Company expects that, as time goes on, it will be progressively more difficult to identify and implement significant revenue enhancement and cost savings initiatives.  The adequacy and ultimate success of the Company’s initiatives to generate additional revenues and reduce costs are not known at this time and cannot be assured. Moreover, whether the Company’s initiatives will be adequate or successful depends in large measure on factors beyond its control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices.  It will be very difficult for the Company to continue to fund its obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not improve substantially or if fuel prices were to increase and persist for an extended period at high levels.

LIQUIDITY AND CAPITAL RESOURCES

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations), as described more fully under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.  Indebtedness is a significant risk to the Company as discussed in the Risk Factors listed in Item 1A in the 2008 Form 10-K and as amended in Item 1A in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.  During 2006, 2007, 2008 and 2009 (through the date of this filing), the Company raised an aggregate of approximately $5.9 billion in financing to fund capital commitments (mainly for aircraft and ground properties), debt maturities, and employee pension obligations, and to bolster its liquidity.  As of the date of this Form 10-Q, the Company believes it has sufficient liquidity to fund its operations and obligations, including repayment of debt and capital leases, capital expenditures and other contractual obligations; however there can be no assurances to that effect.  To meet the Company’s commitments, to maintain sufficient liquidity and because the Company has significant debt, lease and other obligations in the next several years, including commitments to purchase aircraft, as well as substantial pension funding obligations (refer to Contractual Obligations in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K), the Company will need access to substantial additional funding.

As of September 30, 2009, the Company is required to make scheduled principal payments of approximately $553 million on long-term debt and approximately $10 million in payments on capital leases for the remainder of 2009, and the Company expects to spend approximately $422 million on capital expenditures for the remainder of 2009.  In addition, the global economic downturn, rising fuel prices, the possibility of being required to post reserves under credit card processing agreements, and the obligation to post cash collateral on fuel hedging contracts, among other things, may in the future negatively impact the Company’s liquidity.

Despite the disruptions in the capital markets, in the nine months ended September 30, 2009, the Company obtained an aggregate of approximately $4.5 billion of financing from sale leasebacks and debt issuances as more fully described in Note 5 to the condensed consolidated financial statements.

The Company’s possible remaining financing sources primarily include: (i) a limited amount of additional secured aircraft debt or sale leaseback transactions involving owned aircraft; (ii) debt secured by other assets; (iii) securitization of future operating receipts; (iv) the sale or monetization of certain assets; (v) unsecured debt; and (vi) issuance of AMR equity or equity-like securities. Besides unencumbered aircraft, the Company’s most likely sources of liquidity include the financing of takeoff and landing slots, spare parts, and the sale or financing of certain of AMR’s business units and subsidiaries, such as AMR Eagle.  The Company’s ability to obtain future financing is limited by the value of its unencumbered assets.  A very large majority of the Company’s aircraft assets (including most of the aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) are encumbered.  Also, the market value of these aircraft assets has declined in recent years, and may continue to decline.  The Company believes it has approximately $2 billion in assets that could be used as possible financing sources as of the date of this filing. However, many of these assets may be difficult to finance, and the availability and level of the financing sources described above cannot be assured.

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

As of September 30, 2009, American had twelve Boeing 737-800 purchase commitments for the remainder of 2009, 45 Boeing 737-800 purchase commitments for 2010, and eight Boeing 737-800 purchase commitments in 2011.  In addition to these aircraft, American has firm commitments for eleven 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013-2016.  Payments for American’s aircraft purchase commitments will approximate $315 million for the remainder of 2009, $1.3 billion in 2010, $350 million in 2011, $217 million in 2012, $478 million in 2013, and $552 million for 2014 and beyond. These amounts are net of purchase deposits currently held by the manufacturer.

As a result of recent financing transactions (refer to Note 5 of these condensed consolidated financial statements), American does not expect to use its previously arranged backstop financing to finance any of its Boeing 737-800 aircraft deliveries scheduled for 2010 and 2011; however, such backstop financing arrangement remains in place.

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

Under one such agreement, the amount of the reserve that may be required generally is based on the amount of unrestricted cash (not including undrawn credit facilities) held by the Company and the processor’s exposure to the Company under the agreement. On September 29, 2009, the full amount of the reserve under such agreement, which at that time was approximately $200 million, was released to the Company, and based on its current forecasts, the Company does not currently expect to be required to maintain any reserve for the near term. However, the factors underlying such forecasts are volatile and uncertain.  If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity could be negatively impacted.

Pension Funding Obligation

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA), the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. The Company is not required to make any 2009 contributions to its defined benefit pension plans under the provisions of these acts, but based on current funding levels of the plans, the Company expects that the amount of the required contributions will be substantial in 2010 and future years.  The Company estimates its 2010 required contribution to its defined benefit pension plans to be approximately $525 million.

Cash Flow Activity

At September 30, 2009, the Company had $4.1 billion in unrestricted cash and short-term investments, reflecting an increase of $1.0 billion from the balance of $3.1 billion at December 31, 2008.  The increase in unrestricted cash and short-term investments is primarily due to cash from financing activities during the period of approximately $2.2 billion offset by principal payments made during the first nine months of 2009. Net cash provided by operating activities in the nine-month period ended September 30, 2009 was $779 million, an increase of $942 million over the same period in 2008.  The increase is primarily due to the decrease in fuel prices from $3.16 per gallon for the first nine months of 2008 to $1.96 per gallon for the same period in 2009.  The fuel price decrease resulted in a $2.3 billion reduction in year-over-year expense in the nine months ended September 30, 2009 (based on the year-over-year decrease in the average price per gallon multiplied by gallons consumed). The impact of decreased fuel prices was somewhat offset by a significant decline in the demand for air travel, which resulted in a $2.8 billion, or 20.1 percent, decrease in passenger revenue.

The Company made debt and capital lease payments of $1.3 billion in the first nine months of 2009.  Included in this amount, the Company retired, at maturity, its $255 million secured bank revolving credit facility in June 2009 and retired its $432 million term loan credit facility, which had a scheduled maturity of December 17, 2010, on September 28, 2009.

In the nine months ended September 30, 2009, the Company obtained an aggregate of approximately $2.2 billion of cash from financing activities through the following actions:  $1 billion from the advance sale of AAdvantage Miles to Citibank (of which $110 million of deferred revenue is recorded in cash flow from operations), the issuance by American of $520 million of pass through trust certificates (of which $177 million of cash was received through September 30, 2009), proceeds from the 2009 Loan Facility of $225.4 million, and $829 million in other loans secured by various aircraft and sale leasebacks of certain aircraft in the first nine months of 2009.  See Note 5 to the condensed consolidated financial statements for a detailed description of these financing transactions.

Capital expenditures for the first nine months of 2009 were $1.1 billion and primarily consisted of new aircraft and certain aircraft modifications.

In the past, the Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its balance sheet.  Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.

Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited by the Company.  As of September 30, 2009, the cash collateral held by such counterparties from American was $78 million.  The amount of collateral required to be deposited with the Company or with the counterparty by the Company is based on fuel price in relation to the market values of the derivative contracts and collateral provisions per the terms of those contracts and can fluctuate significantly.  The Company had surplus collateral posted with a certain counterparty as of September 30, 2009 due to a timing lag in collateral reconciliation.  The Company is currently required to collateralize approximately 100 percent of the outstanding liability hedge contracts.  As such, when these contracts settle, the collateral posted with counterparties will effectively offset the loss position and minimal further cash impact will be recorded assuming a static forward heating oil curve from September 30, 2009.  Under the same assumption, the Company does not currently expect to be required to deposit significant additional cash collateral above September 30, 2009 levels with counterparties with regard to fuel hedges in place as of September 30, 2009.  Additional information regarding the Company’s fuel hedging program is also included in Item 3 “Quantitative and Qualitative Disclosures about Market Risk” and in Note 9 to the condensed consolidated financial statements.

War-Risk Insurance

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines until August 31, 2010, covering losses to employees, passengers, third parties and aircraft.  If the U.S. government does not extend the policy beyond that date, or if the U.S. government at anytime thereafter ceases to provide such insurance, or reduces the coverage provided by such insurance, the Company will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, the Company would be adversely affected. While the price of commercial insurance has declined since the premium increases immediately after terrorist attacks of September 11, 2001, in the event commercial insurance carriers further reduce the amount of insurance coverage available to the Company, or significantly increase its cost, the Company would be adversely affected.

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 2009 and 2008

Revenues

The Company’s revenues decreased approximately $3.4 billion, or 18.6 percent, to $14.8 billion in the nine months ended September 30, 2009 from the same period last year.  American’s passenger revenues decreased by 20.1 percent, or $2.8 billion, on a 7.9 percent decrease in capacity (available seat mile) (ASM).  American’s passenger load factor decreased approximately one point to 80.5 percent while passenger yield decreased by 12.4 percent to 12.15 cents.  This resulted in a decrease in passenger revenue per available seat mile (RASM) of 13.2 percent to 9.78 cents. Following is additional information regarding American’s domestic and international RASM and capacity:

	Nine Months Ended September 30, 2009
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change

DOT Domestic	9.80	(10.0)%	70.1	(10.2)%
International	9.75	(18.1)	44.8	(4.0)
DOT Latin America	10.65	(15.4)	21.5	(6.4)
DOT Atlantic	8.93	(20.7)	18.3	(2.4)
DOT Pacific	8.87	(20.5)	5.1	1.1

The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and an independent carrier with which American has a capacity purchase agreement, Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, decreased $439 million, or 22.7 percent, to $1.5 billion as a result of a reduction in capacity, decreased passenger traffic and lower yield.  Regional Affiliates’ traffic decreased 9.3 percent to 6.2 billion revenue passenger miles (RPMs), on a capacity decrease of 10.3 percent to 8.7 billion ASMs, resulting in an approximately one point increase in the passenger load factor to 71.3 percent.

Cargo revenues decreased by 38.9 percent, or $264 million, primarily due to decreases in advertising mail and freight traffic resulting from the current economic downturn.

Other revenues increased 8.7 percent, or $136 million, to $1.7 billion due to increases in certain passenger service charges.

Operating Expenses

The Company’s total operating expenses decreased 22.4 percent, or $4.5 billion, to $15.6 billion in the nine months ended September 30, 2009 compared to the same period in 2008.  The Company’s operating expenses per ASM decreased 15.5 percent to 11.96 cents compared to 2008. These decreases are due primarily to decreased fuel prices in the first nine months of 2009 compared to the first nine months of 2008.  The decreases were somewhat offset by increased defined benefit pension expenses and retiree medical and other expenses (due to the stock market decline in 2008), and by cost pressures associated with the Company’s previously announced capacity reductions and dependability initiatives.

(in millions) Operating Expenses	Nine Months Ended September 30, 2009	Change from 2008	Percentage Change

Wages, salaries and benefits	$4,645	$184	4.1%
Aircraft fuel	3,696	(2,805)	(43.1)	(a)
Regional payments to AMR Eagle	1,483	(512)	(25.7)	(b)
Other rentals and landing fees	915	21	2.3
Maintenance, materials and repairs	762	9	1.2
Depreciation and amortization	714	(66)	(8.5)	(c)
Commissions, booking fees and credit card expense	646	(134)	(17.2)	(d)
Aircraft rentals	384	17	4.6
Food service	365	(23)	(5.9)
Special charges	100	(1,088)	(91.6)	(e)
Other operating expenses	1,863	(100)	(5.1)
Total operating expenses	15,573	(4,497)	(22.4)%

(a)
Aircraft fuel expense decreased primarily due to a 38.1 percent decrease in the Company’s price per gallon of fuel (net of the impact of fuel hedging) and an 8.1 percent decrease in the Company’s fuel consumption. The Company recorded $518 million in net losses and $521 million in net gains on its fuel hedging contracts for the nine months ended September 30, 2009 and September 30, 2008, respectively.

(b)	Regional payments to AMR Eagle expense decreased in conjunction with the 22.7 percent decrease in Regional Affiliates’ passenger revenue.

(c)	Depreciation and amortization expense decreased due to an impairment charge in 2008.

(d)	Commissions, booking fees and credit card expense decreased in conjunction with the 18.6 percent decrease in the Company’s revenues.

(e)
Special charges in 2008 are related to an impairment charge of $1.0 billion to write down the Company’s McDonnell Douglas MD-80 fleet and certain related long-lived assets to their estimated fair values.

Other Income (Expense)

Interest income decreased $109 million due to both a decrease in short-term investment balances and a decrease in interest rates.  Interest expense decreased $8 million as a result of lower variable interest rates.

Income Tax

The Company did not record a net tax provision (benefit) associated with its loss for the nine months ended September 30, 2009 or September 30, 2008 due to the Company providing a valuation allowance, as discussed in Note 4 to the condensed consolidated financial statements.  The Company has recorded an income tax expense credit of approximately $29 million resulting from the Company’s anticipated election under Section 3081 of the Housing and Economic Recovery Act of 2008 (as extended by Section 1201(b) of the American Recovery and Reinvestment Act of 2009), allowing corporations a refund of certain research and alternative minimum tax (AMT) credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.

Regional Affiliates

The following table summarizes the combined capacity purchase activity for the American Connection carriers and AMR Eagle for the nine months ended September 30, 2009 and 2008 (in millions):

	Nine Months Ended September 30,
	2009	2008
Revenues:
Regional Affiliates	$1,493	$1,932
Other	102	92
	$1,595	$2,024
Expenses:
Regional payments	$1,575	$2,072
Restructuring charges	-	113
Other incurred expenses	260	238
	$1,835	$2,423

In addition, passengers connecting to American’s flights from American Connection and AMR Eagle flights generated passenger revenues for American flights of $1.1 million and $1.3 billion for the nine months ended September 30, 2009 and 2008, respectively, which are included in Revenues – Passenger in the consolidated statements of operations.

Outlook

The Company currently expects capacity for American’s mainline jet operations to decline by approximately 6.0 percent in the fourth quarter of 2009 versus the fourth quarter of 2008.  American’s mainline capacity for the full year 2009 is expected to decrease approximately 7.5 percent from 2008 with approximately a nine percent reduction in domestic capacity and approximately a five percent decrease in international capacity.

The Company currently expects fourth quarter 2009 mainline unit costs to decrease 3.3 percent year over year primarily due to lower fuel costs recorded in the fourth quarter of 2009 compared to the fourth quarter of 2008, somewhat offset by increased defined benefit pension expenses (due to the stock market decline in 2008) and retiree medical and other benefit expenses, and cost pressures associated with the Company’s previously announced capacity reductions and dependability initiatives.

Full-year mainline unit costs are expected to decrease 12.7 percent in 2009 compared to 2008 due to lower fuel costs recorded in 2009 compared to 2008, somewhat offset by increased defined benefit pension expenses (due to the stock market decline in 2008), materials and repairs inflation, dependability initiatives, and cost pressure related to capacity reductions.

As a result of recent financings, the Company expects higher interest expense in the future, although to some extent this should be offset by interest income on larger cash balances.

The Company’s results are significantly affected by the price of jet fuel, which is in turn affected by a number of factors beyond the Company’s control.  Although fuel prices have abated somewhat from the record prices recorded in July 2008, fuel prices have increased since the first quarter of 2009 and they remain high and very volatile.

The Company is experiencing significantly weaker demand for air travel driven by the severe downturn in the global economy.  The Company implemented capacity reductions in 2008 and in the first quarter of 2009 in response to record high fuel prices.  Those capacity reductions have somewhat mitigated this weakening of demand, and in June 2009, the Company announced additional capacity reductions in a further effort to balance supply and demand.  However, if the global economic downturn persists or worsens, demand for air travel may continue to weaken.  No assurance can be given that capacity reductions or other steps the Company may take will be adequate to offset the effects of reduced demand.  In addition, fare discounting has recently been both broader and deeper than usual, and the Company expects downward pressure on passenger yields in the fourth quarter and beyond.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Form 8-K.  The change in market risk for aircraft fuel is discussed below for informational purposes.

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

Aircraft Fuel   The Company’s earnings are affected by changes in the price and availability of aircraft fuel.  In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations.  The Company also manages the price risk of fuel costs primarily by using jet fuel and heating oil hedging contracts.  Market risk is estimated as a hypothetical ten percent increase in the September 30, 2009 cost per gallon of fuel.  Based on projected 2009 and 2010 fuel usage through September 30, 2010, such an increase would result in an increase to aircraft fuel expense of approximately $397 million in the twelve months ended September 30, 2010, inclusive of the impact of effective fuel hedge instruments outstanding at September 30, 2009, and assumes the Company’s fuel hedging program remains effective at offsetting the price of jet fuel.  Comparatively, based on projected 2009 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $360 million in the twelve months ended December 31, 2008, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2008.  The change in market risk is primarily due to the decrease in fuel prices.

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

As of September 30, 2009, the Company had cash flow hedges, with collars and options, covering approximately 31 percent of its estimated remaining 2009 fuel requirements.  The consumption hedged for the remainder of 2009 is capped at an average price of approximately $2.41 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $1.73 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs).  The Company’s collars represent approximately 28 percent of its estimated remaining 2009 fuel requirements.  The Company’s cash flow hedges cover approximately 20 percent of its estimated 2010 fuel requirements.  The consumption hedged for 2010 is capped at an average price of approximately $2.48 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $1.79 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs).  The Company’s collars represent approximately 19 percent of its estimated 2010 fuel requirements.  A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009. During the quarter ending on September 30, 2009, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Between April 3, 2003 and June 5, 2003, three lawsuits were filed by travel agents, some of whom opted out of a prior class action (now dismissed) to pursue their claims individually against American, other airline defendants, and in one case, against certain airline defendants and Orbitz LLC.  The cases, Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California, San Francisco (51 individual agencies), Paula Fausky d/b/a Timeless Travel v. American Airlines, et. al, in the United States District Court for the Northern District of Ohio, Eastern Division (29 agencies) and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas, Beaumont Division (71 agencies) were consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio, Eastern Division.  Collectively, these lawsuits seek damages and injunctive relief alleging that the certain airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act;  (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and that (iii) between 1995 and the present, the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act.  On September 23, 2005, the Fausky plaintiffs dismissed their claims with prejudice.  On September 14, 2006, the court dismissed with prejudice 28 of the Swope plaintiffs.  On October 29, 2007, the court dismissed all actions.  The Tam plaintiffs appealed the court’s decision, and on October 2, 2009, the Sixth Circuit Court of Appeals affirmed the lower court decision.  The Swope plaintiffs have moved to have their case remanded to the Eastern District of Texas.  American continues to vigorously defend these lawsuits.  A final adverse court decision awarding substantial money damages or placing material restrictions on the Company’s distribution practices would have a material adverse impact on the Company.

On July 12, 2004, a consolidated class action complaint that was subsequently amended on November 30, 2004, was filed against American and the Association of Professional Flight Attendants (APFA), the union which represents American’s flight attendants (Ann M. Marcoux, et al., v. American Airlines Inc., et al. in the United States District Court for the Eastern District of New York). While a class has not yet been certified, the lawsuit seeks on behalf of all of American’s flight attendants or various subclasses to set aside and to obtain damages allegedly resulting from the April 2003 Collective Bargaining Agreement referred to as the Restructuring Participation Agreement (RPA). The RPA was one of three labor agreements American successfully reached with its unions in order to avoid filing for bankruptcy in 2003.  In a related case (Sherry Cooper, et al. v. TWA Airlines, LLC, et al., also in the United States District Court for the Eastern District of New York), the court denied a preliminary injunction against implementation of the RPA on September 30, 2003. The Marcoux suit alleges various claims against the APFA and American relating to the RPA and the ratification vote on the RPA by individual APFA members, including: violation of the Labor Management Reporting and Disclosure Act (LMRDA) and the APFA’s Constitution and By-laws, violation by the APFA of its duty of fair representation to its members, violation by American of provisions of the Railway Labor Act (RLA) through improper coercion of flight attendants into voting or changing their vote for ratification, and violations of the Racketeer Influenced and Corrupt Organizations Act of 1970 (RICO). On March 28, 2006, the district court dismissed all of various state law claims against American, all but one of the LMRDA claims against the APFA, and the claimed violations of RICO.  On July 22, 2008, the district court granted summary judgment to American and APFA concerning the remaining claimed violations of the RLA and the duty of fair representation against American and the APFA (as well as one LMRDA claim and one claim against the APFA of a breach of its constitution).  A notice of appeal was filed on behalf of the purported class of flight attendants. On September 21, 2009, the U.S. Court of Appeals for the Second Circuit affirmed the district court’s decision in favor of American and the APFA.  It is not known whether the plaintiffs intend to take further efforts in their litigation.  Although the Company believes the case against it is without merit and both American and the APFA have vigorously defended the lawsuit, a final adverse court decision invalidating the RPA and awarding substantial money damages would have a material adverse impact on the Company.

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

We incurred significant losses in 2001-2005, which materially weakened our financial condition. We lost $892 million in 2005, $821 million in 2004, $1.3 billion in 2003, $3.5 billion in 2002 and $1.6 billion in 2001.  Although we earned a profit of $356 million in 2007 and $164 million in 2006, we lost $2.5 billion in 2008 (which included a $1.0 billion impairment charge), and $1.1 billion in the nine months ended September 30, 2009.  Because of our weakened financial condition, we are vulnerable both to the impact of unexpected events (such as terrorist attacks or spikes in jet fuel prices) and to deterioration of the operating environment (such as a deepening of the current global recession or significant increased competition).

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

We have significant debt, lease and other obligations in the next several years, including significant pension funding obligations. As of September 30, 2009, we were contractually committed to make approximately $1.4 billion of principal payments on long-term debt and payments on capital leases during the fourth quarter of 2009 and during 2010, and during that period we expect to make substantial capital expenditures.  In addition, in 2010, we expect to be required to contribute approximately $525 million to our defined benefit pension plans. Moreover, the global economic downturn, potential increases in the amount of required reserves under credit card processing agreements, and the obligation to post cash collateral on fuel hedging contracts have negatively impacted, and may in the future negatively impact, our liquidity. To meet our commitments and to maintain sufficient liquidity as we continue to implement our restructuring and cost reduction initiatives, we will need continued access to substantial additional funding. Moreover, while we have arranged financings that, subject to certain terms and conditions (including, in the case of financing arrangements covering a significant number of aircraft, a condition that, at the time of borrowing, we have a certain amount of unrestricted cash and short term investments), cover all of our aircraft delivery commitments through 2011, we will continue to need to raise substantial additional funds to meet our commitments to purchase aircraft and execute our fleet replacement plan.

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

A number of other factors, including our financial results in recent years, our substantial indebtedness, the difficult revenue environment we face, our reduced credit ratings, recent historically high fuel prices, and the financial difficulties experienced in the airline industry, adversely affect the availability and terms of funding for us. In addition, the global economic downturn and recent severe disruptions in the capital markets and other sources of funding have resulted in greater volatility, less liquidity, widening of credit spreads, and substantially more limited availability of funding. As a result of these and other factors, although we believe we have sufficient liquidity to fund our operations and obligations, there can be no assurances to that effect. An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations.

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

Under one such agreement, the amount of the reserve that may be required generally is based on the amount of unrestricted cash (not including undrawn credit facilities) held by the Company and the processor’s exposure to the Company under the agreement. On September 29, 2009, the full amount of the reserve under such agreement, which at that time was approximately $200 million, was released to the Company, and based on its current forecasts, the Company does not currently expect to be required to maintain any reserve for the near term. However, the factors underlying such forecasts are volatile and uncertain.  If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity could be negatively impacted.

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

Due to the competitive nature of the airline industry, we may not be able to pass on increased fuel prices to customers by increasing fares. Although we had some success in raising fares and imposing fuel surcharges in reaction to recent high fuel prices, these fare increases and surcharges did not keep pace with the extraordinary increases in the price of fuel that occurred in 2007 and 2008. Furthermore, even though fuel prices have declined from their recent historically high levels, reduced demand or increased fare competition, or both, and resulting lower revenues may offset any potential benefit of these lower fuel prices.

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

We have a large number of older aircraft in our fleet, and these aircraft are not as fuel efficient as more recent models of aircraft. We believe it is imperative that we continue to execute our fleet renewal plans. However, there will be significant delays in the deliveries of the Boeing 787-9 aircraft we currently have on order.

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

We have and will continue to have significant amounts of indebtedness, obligations to make future payments on aircraft equipment and property leases, and obligations under aircraft purchase agreements, as well as a high proportion of debt to equity capital. As of September 30, 2009, we were contractually committed to make approximately $1.4 billion of principal payments on long-term debt and payments on capital leases during the fourth quarter of 2009 and during 2010. We expect to incur substantial additional debt (including secured debt) and lease obligations in the future. We also have substantial pension funding obligations. Our substantial indebtedness and other obligations have important consequences. For example, they:

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

In the future, there may be additional mergers and acquisitions, and changes in airline alliances, including those that may be undertaken in response to the merger of Delta and Northwest or other developments in the airline industry. Any airline industry consolidation or changes in airline alliances, including oneworld, could substantially alter the competitive landscape and result in changes in our corporate or business strategy. We regularly assess and explore the potential for consolidation in our industry and changes in airline alliances, our strategic position and ways to enhance our competitiveness, including the possibilities for our participation in merger activity. Consolidation involving other participants in our industry could result in the formation of one or more airlines with greater financial resources, more extensive networks, and/or lower cost structures than exist currently, which could have a material adverse effect on us. For similar reasons, changes in airline alliances could also adversely affect our competitive position.

In 2008, we entered into a joint business agreement and related marketing arrangements with British Airways and Iberia, providing for commercial cooperation on flights between North America and most countries in Europe, pooling and sharing of certain revenues and costs, expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas. Along with these carriers and certain other carriers, we have applied to the U.S. Department of Transportation (DOT) for antitrust immunity for this planned cooperation. The carriers are also seeking to address issues raised by a Statement of Objection issued by the EU which asserts that certain aspects of the joint business agreement would infringe EU competition law.  Implementation of this agreement and the related arrangements is subject to conditions, including various U.S. and foreign regulatory approvals, successful negotiation of certain detailed financial and commercial arrangements, and other approvals. Governmental entities from which such approvals must be obtained, including DOT and the EU, may impose requirements or limitations as a condition of granting any such approvals, such as requiring divestiture of routes, gates, slots or other assets. No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that we may derive from such arrangements.

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

In the future, AMR may consider and engage in discussions with third parties regarding the divestiture of AMR Eagle and other separation transactions, and may decide to proceed with one or more such transactions. There can be no assurance that AMR will complete any separation transactions or that any announced plans or transactions will be consummated, and no prediction can be made as to the impact of any such transactions on stockholder value or on us.

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

Moreover, additional laws, regulations, taxes and airport rates and charges have been enacted from time to time that have significantly increased the costs of airline operations, reduced the demand for air travel or restricted the way we can conduct our business. For example, the Aviation and Transportation Security Act, which became law in 2001, mandated the federalization of certain airport security procedures and resulted in the imposition of additional security requirements on airlines. In addition, many aspects of our operations are subject to increasingly stringent environmental regulations, and concerns about climate change, in particular, may result in the imposition of additional regulation. For example, the U.S. Congress is considering climate change legislation, and the EU has approved a proposal that will put a cap on carbon dioxide emissions for all flights into and out of the EU effective in 2012. Laws or regulations similar to those described above or other U.S. or foreign governmental actions in the future may adversely affect our business and financial results.
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

In addition, the air traffic control (“ATC”) system, which is operated by the FAA, is not successfully managing the growing demand for U.S. air travel. U.S. airlines carry about 757 million passengers a year and are forecast to accommodate a billion passengers annually by 2021. Air traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. We support a common-sense approach to ATC modernization that would allocate costs to all ATC system users in proportion to the services they consume. Reauthorization of legislation that funds the FAA, which includes proposals regarding upgrades to the ATC system, has been passed by the House. It is uncertain when the Senate will act and when such legislation will become law. In the meantime, FAA funding continues under temporary periodic extensions.

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

For example, the “open skies” air services agreement between the United States and the EU which took effect in March 2008 provides airlines from the United States and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the United States and any airport in the EU including London’s Heathrow Airport. The agreement has resulted in American facing increased competition in these markets, including Heathrow, where we have lost market share. In addition, the United States and Japan are in negotiations that could result in an “open skies” air services agreement between the two countries.

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

American is currently in mediated negotiations with each of its three major unions regarding amendments to their respective labor agreements. The negotiations process in the airline industry typically is slow and sometimes contentious. The union that represents American’s pilots has filed a number of grievances, lawsuits and complaints, most of which American believes are part of a corporate campaign related to the union’s labor agreement negotiations with American. While American is vigorously defending these claims, unfavorable outcomes of one or more of them could require American to incur additional costs, change the way it conducts some parts of its business, or otherwise adversely affect us.

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

The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines through August 31, 2010, covering losses to employees, passengers, third parties and aircraft. If the U.S. government does not provide such insurance at any time beyond that date, or reduces the coverage provided by such insurance, we will attempt to purchase similar coverage with narrower scope from commercial insurers at an additional cost. To the extent this coverage is not available at commercially reasonable rates, we would be adversely affected.

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

Item 6.  Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K.  Where the amount of securities authorized to be issued under any of AMR’s long-term debt agreements does not exceed 10 percent of AMR’s assets, pursuant to paragraph (b) (4) OF Item 601 of Regulation S-K, in lieu of filing such as an exhibit, AMR hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.

The following exhibits are included herein:

12	Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 2009 and 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AIRLINES, INC.

Date:  October 21, 2009                              BY:/s/ Thomas W. Horton
Thomas W. Horton
Executive Vice President – Finance and Planning and
Chief Financial Officer
(Principal Financial and Accounting Officer)