Form 10-Q
period 2010-03-31
AMERICAN AIRLINES INC
filed 2010-04-21
CIK 4515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[✓]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2010.

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

Common Stock, $1 par value - 1,000 shares as of April 14, 2010.

INDEX

AMERICAN AIRLINES, INC.

PART I:FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Statements of Operations -- Three months ended March 31, 2010 and 2009

Condensed Consolidated Balance Sheets -- March 31, 2010 and December 31, 2009

Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2010 and 2009

Notes to Condensed Consolidated Financial Statements -- March 31, 2010

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Item 4.  Controls and Procedures

PART II:OTHER INFORMATION

Item 1.  Legal Proceedings

Item 6.  Exhibits

SIGNATURE

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2010	2009
Revenues
Passenger	$3,831	$3,680
Regional Affiliates	498	457
Cargo	154	144
Other revenues	580	553
Total operating revenues	5,063	4,834

Expenses
Wages, salaries and benefits	1,550	1,538
Aircraft fuel	1,330	1,179
Regional payments to AMR Eagle	516	474
Other rentals and landing fees	320	295
Maintenance, materials and repairs	284	243
Commissions, booking fees and credit card expense	234	217
Depreciation and amortization	230	235
Aircraft rentals	132	127
Food service	115	114
Special charges	-	14
Other operating expenses	674	625
Total operating expenses	5,385	5,061

Operating Loss	(322)	(227)

Other Income (Expense)
Interest income	5	11
Interest expense	(167)	(142)
Interest capitalized	9	10
Related party interest - net	(3)	(6)
Miscellaneous - net	(11)	(12)
	(167)	(139)

Loss Before Income Taxes	(489)	(366)
Income tax	-	-
Net Loss	$(489)	$(366)

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	March 31,	December 31,
	2010	2009
Assets
Current Assets
Cash	$185	$149
Short-term investments	4,352	4,241
Restricted cash and short-term investments	460	460
Receivables, net	825	744
Inventories, net	515	518
Fuel derivative contracts	149	135
Other current assets	274	307
Total current assets	6,760	6,554

Equipment and Property
Flight equipment, net	10,077	10,016
Other equipment and property, net	2,223	2,245
Purchase deposits for flight equipment	524	608
	12,824	12,869

Equipment and Property Under Capital Leases
Flight equipment, net	235	243
Other equipment and property, net	51	52
	286	295

International slots and route authorities	735	736
Domestic slots and airport operating and gate lease rights, less accumulated amortization, net	231	236
Other assets	2,256	2,274
	$23,092	$22,964
Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$1,066	$988
Accrued liabilities	1,885	1,917
Air traffic liability	3,906	3,431
Fuel derivative liability	45	80
Payable to affiliates, net	2,938	3,008
Current maturities of long-term debt	786	791
Current obligations under capital leases	85	90
Total current liabilities	10,711	10,305

Long-term debt, less current maturities	7,397	7,385
Obligations under capital leases, less current obligations	559	599
Pension and postretirement benefits	7,531	7,397
Other liabilities, deferred gains and deferred credits	3,159	3,156

Stockholder’s Equity
Common stock	-	-
Additional paid-in capital	3,950	3,938
Accumulated other comprehensive loss	(2,743)	(2,833)
Accumulated deficit	(7,472)	(6,983)
	(6,265)	(5,878)
	$23,092	$22,964
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2010	2009
Net Cash Provided by Operating Activities	$405	$422

Cash Flow from Investing Activities:
Capital expenditures	(306)	(166)
Net (increase) decrease in short-term investments Net (increase) decrease in restricted cash and short-term investments	(111 -)	237 (3)
Proceeds from sale of equipment and property	1	4
Cash collateral on spare parts financing	-	46
Net cash provided by (used for) investing activities	(416)	118

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(181)	(332)
Proceeds from:
Issuance of debt and sale leaseback transactions	297	174
Reimbursement from construction reserve account	1	1
Funds transferred to affiliates, net	(70)	(388)
Net cash provided by (used for) financing activities	47	(545)

Net increase (decrease) in cash	36	(5)
Cash at beginning of period	149	188

Cash at end of period	$185	$183

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. American Airlines, Inc. (American or the Company) is a wholly owned subsidiary of AMR Corporation (AMR). The condensed consolidated financial statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes included in the American Airlines, Inc. Annual Report on Form 10-K filed on February 17, 2010 (the 2009 Form 10-K).

2.
As of March 31, 2010, American had 35 Boeing 737-800 aircraft purchase commitments for the remainder of 2010 and eight Boeing 737-800 aircraft purchase commitments in 2011.  In addition to these aircraft purchase commitments, American has firm commitments for eleven Boeing 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 through 2016.  In addition, American previously announced plans (subject to certain reconfirmation rights) to acquire 42 Boeing 787-9 aircraft, with the right to acquire an additional 58 Boeing 787-9 aircraft.  American has selected GE Aviation as the exclusive provider of engines for its expected order of Boeing 787-9 aircraft.

As of March 31, 2010, payments for the above purchase commitments will approximate $976 million in the remainder of 2010, $348 million in 2011, $217 million in 2012, $463 million in 2013, $224 million in 2014 and $246 million for 2015 and beyond. These amounts are net of purchase deposits currently held by the manufacturers.

On December 18, 2007, the European Commission issued a Statement of Objection (SO) against 26 airlines, including the Company.  The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of European Union (EU) law.  The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company.  The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations.  Based on the information to date, the Company has not recorded any reserve for this exposure as of March 31, 2010. In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.

3.
Accumulated depreciation of owned equipment and property at March 31, 2010 and December 31, 2009 was $9.3 billion and $9.2 billion, respectively.  Accumulated amortization of equipment and property under capital leases at March 31, 2010 and December 31, 2009 was $539 million and $571 million, respectively.

4.
As discussed in Note 8 to the consolidated financial statements in the 2009 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The Company’s deferred tax asset valuation allowance increased approximately $132 million during the three months ended March 31, 2010 to $3.7 billion as of March 31, 2010, including the impact of comprehensive income for the three months ended March 31, 2010 and changes from other adjustments.

AMERICAN AIRLINES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Under current accounting rules, the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations.  As a result, the Company recorded a tax benefit on the loss from continuing operations in 2009, which was exactly offset by income tax expense on other comprehensive income.  The Company generally does not record any such tax benefit allocation in interim reporting periods as the Company concluded the potential benefit is not considered realizable because the change in the pension liability, a material component of other comprehensive income, is determined annually.  Thus, any such interim tax benefit allocation may subsequently be subject to reversal.

5.
As of March 31, 2010, American had issued guarantees covering approximately $887 million of AMR’s unsecured debt.  In addition, as of March 31, 2010, AMR and American had issued guarantees covering approximately $239 million of AMR Eagle’s secured debt (and interest thereon).

6.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.   The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities.  The Company’s fuel derivative contracts, which consist of commodity options and collars, are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities.  No changes in valuation techniques or inputs occurred during the three months ended March 31, 2010.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of March 31, 2010
Description	Total	Level 1	Level 2	Level 3

Short term investments 1, 2
Money market funds	$213	$213	$-	$-
Government agency investments	642	-	642	-
Repo investments	1,028	-	1,028	-
Short term obligations	2,469	-	2,469	-
	4,352	213	4,139	-

Restricted cash and short-term investments 1	460	460	-	-
Fuel derivative contracts 1	149	-	149	-
Fuel derivative liability 1	(45)	-	(45)	-

Total	$4,916	$673	$4,243	$-

1 Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) (OCI) at each measurement date.

2 The majority of the Company’s short-term investments mature in one year or less except for $150 million of U.S. government agency notes which have maturity dates exceeding one year.

No significant transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2010.  The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

AMERICAN AIRLINES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In January 2010, the Venezuelan Government devalued its currency from 2.15 bolivars per U.S. dollar to 4.30 bolivars per U.S. dollar and the Venezuelan economy was designated as highly inflationary.  As a result, the Company recognized a loss of $53 million related to the currency remeasurement in January 2010.  The Company does not expect any significant ongoing impact of the currency devaluation on its system-wide operations.

The fair values of the Company's long-term debt were estimated using quoted market prices where available.  For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company's current estimated incremental borrowing rates for similar types of borrowing arrangements.

The carrying value and estimated fair values of the Company's long-term debt, including current maturities, were (in millions):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$3,460	$3,052	$3,578	$3,091
Enhanced equipment trust certificates	2,146	2,190	2,022	1,999
6.0% - 8.5% special facility revenue bonds	1,659	1,648	1,658	1,600
AAdvantage Miles advance purchase	890	897	890	893
Credit facility agreement	-	-	-	-
Other	28	28	28	28
	$8,183	$7,815	$8,176	$7,611

7.	The following table provides the components of net periodic benefit cost for the three months ended March 31, 2010 and 2009 (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
	2010	2009	2010	2009

Components of net periodic benefit cost

Service cost	$93	$84	$15	$14
Interest cost	185	178	42	44
Expected return on assets	(149)	(143)	(4)	(3)
Amortization of:
Prior service cost	4	4	(5)	(2)
Unrecognized net (gain) loss	37	37	(2)	(3)
Net periodic benefit cost	$170	$160	$46	$50

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA), the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.  On April 15, 2010, the Company contributed $72 million to its defined benefit pension plans.

AMERICAN AIRLINES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

8.
As a result of the revenue environment, high fuel prices and the Company’s restructuring activities, including its capacity reductions, the Company has recorded a number of charges during the last few years.  In 2008 and 2009, the Company announced capacity reductions due to unprecedented high fuel costs at that time and the other challenges facing the industry.  In connection with these capacity reductions, the Company incurred special charges related to aircraft and certain other charges.

The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of March 31, 2010:

	Aircraft Charges	Facility Exit Costs	Total
Remaining accrual at December 31, 2009	$153	$20	$173
Capacity reduction charges	-	-	-
Non-cash charges	-	-	-
Adjustments	(6)	1	(5)
Payments	(27)	(1)	(28)
Remaining accrual at March 31, 2010	$120	$20	$140

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

9.
As part of the Company's risk management program, it uses a variety of financial instruments, primarily heating oil option and collar contracts, as cash flow hedges to mitigate commodity price risk.  The Company does not hold or issue derivative financial instruments for trading purposes.  As of March 31, 2010, the Company had fuel derivative contracts outstanding covering 27 million barrels of jet fuel that will be settled over the next 24 months.  A deterioration of the Company’s liquidity position may negatively affect the Company’s ability to hedge fuel in the future.

For the quarters ended March 31, 2010 and 2009, the Company recognized an increase of approximately $45 million and $243 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges.  The net fair value of the Company’s fuel hedging agreements at March 31, 2010 and December 31, 2009, representing the amount the Company would receive upon termination of the agreements (net of settled contract assets), totaled $111 million and $57 million, respectively, which excludes a payable related to contracts that settled in the last month of each respective reporting period.

AMERICAN AIRLINES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

 The impact of cash flow hedges on the Company’s consolidated financial statements is depicted below (in millions):

Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges)
Asset Derivatives as of				Liability Derivatives as of
March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Fuel derivative contracts	$149	Fuel derivative contracts	$126	Fuel derivative liability	$45	Fuel derivative liability	$71

Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges)
Amount of Gain (Loss) Recognized in OCI on Derivative1 as of March 31,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income 1, 3	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income 1, 3 as of March 31,		Location of Gain (Loss) Recognized in Income on Derivative 2, 3	Amount of Gain (Loss) Recognized in Income on Derivative 2, 3 as of March 31,
2010	2009		2010	2009		2010	2009
$4	$(127)	Aircraft Fuel	$(46)	$(245)	Aircraft Fuel	$1	$2

1 Effective portion of gain (loss)
2 Ineffective portion of gain (loss) 3 Does not include expense allocated to AMR Eagle

The Company is also exposed to credit losses in the event of non-performance by counterparties to these financial instruments, and although no assurances can be given, the Company does not expect any counterparty to fail to meet its obligations.  The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements.  To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with a number of its counterparties which may require the Company or the counterparty to post collateral if the value of selected instruments exceed specified mark-to-market thresholds or upon certain changes in credit ratings.

The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive income. For the three month periods ended March 31, 2010 and 2009, comprehensive loss was $399 million and $176 million, respectively. The difference between net loss and comprehensive loss for the three month periods ended March 31, 2010 and 2009 is due primarily to the accounting for the Company’s derivative financial instruments and the actuarial loss on the pension benefit obligation of the Company’s pension plans.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events.  When used in this document and in documents incorporated herein by reference, the words "expects," "plans," "anticipates," “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s objectives, plans or goals, or actions the Company may take in the future, are forward-looking statements.  Forward-looking statements include, without limitation, the Company’s expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs; future financing plans and needs; the amounts of its unencumbered assets and other sources of liquidity; fleet plans; overall economic and industry conditions; plans and objectives for future operations; regulatory approvals and actions, including the Company’s applications for antitrust immunity with other oneworld alliance members; and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact.  Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured.  All forward-looking statements in this report are based upon information available to the Company on the date of this report.  The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.  Guidance given in this report regarding capacity, fuel consumption, fuel prices, fuel hedging, and unit costs, and statements regarding expectations of regulatory approval of the Company’s applications for antitrust immunity with other oneworld members are forward-looking statements.

Forward-looking statements are subject to a number of factors that could cause the Company’s actual results to differ materially from the Company’s expectations.  The following factors, in addition to other possible factors not listed, could cause the Company’s actual results to differ materially from those expressed in forward-looking statements:  the materially weakened financial condition of the Company, resulting from its significant losses in recent years; very weak demand for air travel and lower investment asset returns resulting from the severe global economic downturn; the Company’s need to raise substantial additional funds and its ability to do so on acceptable terms; the ability of the Company to generate additional revenues and reduce its costs; continued high and volatile fuel prices and further increases in the price of fuel, and the availability of fuel; the Company’s substantial indebtedness and other obligations; the ability of the Company to satisfy certain covenants and conditions in certain of its financing and other agreements; changes in economic and other conditions beyond the Company’s control, and the volatile results of the Company’s operations; the fiercely and increasingly competitive business environment faced by the Company; potential industry consolidation and alliance changes; competition with reorganized carriers; low fare levels by historical standards and the Company’s reduced pricing power; changes in the Company’s corporate or business strategy; extensive government regulation of the Company’s business; conflicts overseas or terrorist attacks; uncertainties with respect to the Company’s international operations; outbreaks of a disease (such as SARS, avian flu or the H1N1 virus) that affects travel behavior; labor costs that are higher than those of the Company’s competitors; uncertainties with respect to the Company’s relationships with unionized and other employee work groups; increased insurance costs and potential reductions of available insurance coverage; the Company’s ability to retain key management personnel; potential failures or disruptions of the Company’s computer, communications or other technology systems; losses and adverse publicity resulting from any accident involving the Company’s aircraft; interruptions or disruptions in service at one or more of the Company’s primary market airports; the heavy taxation of the airline industry; changes in the price of the Company’s common stock; and the ability of the Company to reach acceptable agreements with third parties.  Additional information concerning these and other factors is contained in the Company’s Securities and Exchange Commission filings, including but not limited to the Company’s 2009 Form 10-K.

Overview

The Company recorded a net loss of $489 million in the first quarter of 2010 compared to a net loss of $366 million in the same period last year.  The Company’s loss reflects a significant year-over-year increase in fuel prices from an average of $1.91 per gallon in the first quarter 2009 to an average of $2.22 per gallon in the first three months of 2010, including the effects of hedging.  The price increase resulted in $187 million in incremental year-over-year fuel expense in the first quarter of 2010 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed).

Further, in January 2010, the Venezuelan Government devalued its currency from 2.15 bolivars per U.S. dollar to 4.30 bolivars per U.S. dollar and the Venezuelan economy was designated as highly inflationary.  As a result, the Company recognized a loss of $53 million related to the currency remeasurement in January 2010.  The Company does not expect any significant ongoing impact of the currency devaluation on its system-wide operations.

The Company’s unit costs excluding fuel and the Venezuelan currency devaluation impact were greater for the quarter ended March 31, 2010 than for the same period in 2009, driven by headwinds related to capacity reductions, airport and facility cost increases, the timing of materials and repairs expenses and revenue related expenses.

The significant rise in fuel price and the loss on Venezuelan currency was partially offset by higher unit revenues (passenger revenue per available seat mile).  Mainline passenger unit revenues increased 6.8 percent for the first quarter due to a 2.2 point load factor increase and a 3.7 percent increase in passenger yield (passenger revenue per passenger mile) compared to the same period in 2009.  Although load factor performance and passenger yield showed year-over-year improvement, passenger yield has not kept pace with the increase in fuel prices, or sufficiently offset the protracted recovery of the global economy and inflation.  The Company believes this is the result of a fragmented industry with numerous competitors, excess capacity and pricing transparency resulting from the use of the Internet, and other factors.  The Company believes that its reduced pricing power could persist indefinitely.

In late 2009, the Company unveiled a new business plan – FlightPlan 2020.  FlightPlan 2020 is a strategic framework developed to secure the Company’s future by focusing on what will be required to succeed in the airline business over the next decade.  It establishes the Company’s priorities and a clear path to better position the Company to meet the challenges of the coming years.  This plan for achieving sustained profitability has five tenets: (i) Invest Wisely, (ii) Earn Customer Loyalty, (iii) Strengthen and Defend our Global Network, (iv) Be a Good Place for Good People and (v) Fly Profitably.

In reaction to the challenges of increased fuel prices and the protracted recovery of demand for air travel in the wake of the severe downturn in the global economy, the Company has continued to work to implement and maintain several key strategic actions under FlightPlan 2020 designed to help it manage through these near term challenges while seeking to position itself for long-term success, including the execution of its fleet renewal and replacement plan, initiatives to improve dependability and on-time performance, and initiatives to strengthen its global network through applications for antitrust immunity with certain airlines as further described in the following paragraphs.  In addition, the Company recently announced the strengthening of its global network through enhanced frequent flyer cooperation with GOL, Brazil’s largest airline, the addition of Mexicana, Mexico’s largest international airline, to the oneworld alliance in late 2009, the announcement that S7 Airlines, Russia’s largest airline, will join the oneworld alliance in late 2010, and the addition of Kingfisher, India’s leading domestic airline, to the oneworld alliance in 2011.

In March 2010, the Company announced various agreements for commercial collaboration in New York and Boston with JetBlue Airways (JetBlue) that are intended to benefit customers of both airlines.  The agreements will provide customers with interline service in non-overlapping markets and routes, which will offer them more choices and more convenient connections.  The agreements will provide more connections for more passengers at John F. Kennedy International Airport (JFK) and Boston to and from American’s international destinations in Europe, Asia and South America.  Under the terms of one of the agreements, American intends to transfer eight slot pairs at Ronald Reagan National Airport (currently owned by American) and one slot pair at White Plains, New York (currently owned by AMR Eagle) to JetBlue, and JetBlue intends to transfer twelve slot pairs at JFK to American.  Certain portions of the cooperative agreements may be subject to regulatory review.

In 2008, American entered into a joint business agreement and related marketing arrangements with British Airways and Iberia, providing for commercial cooperation on flights between North America and most countries in Europe, pooling and sharing of certain revenues and costs, expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas. In connection with the joint business agreement, American, British Airways and Iberia, along with Finnair and Royal Jordanian, applied to the Department of Transportation (DOT) for antitrust immunity (ATI) for their planned cooperation.  In 2008, the carriers also began providing information to the EU Directorate General Competition (DG Comp) regarding the proposed business agreement.  In September 2009, DG Comp issued an SO in which it preliminarily identified competition concerns on a number of routes where the carriers operate competing services.  The carriers timely responded to the SO under applicable EU procedures.

In response to DG Comp’s competition concerns identified in the SO, the carriers have offered to undertake certain commitments.  Those commitments include, among other obligations, an offer to lease up to four slot pairs at London Heathrow for direct service on certain specified routes.  The carriers could also be required to lease an additional two Heathrow slot pairs and two JFK operational authorities if current competitive conditions change.  The carriers will make these slots available for lease to non-oneworld alliance airlines. In March 2010, the EU began seeking public comment on these proposed commitments.

In February of 2010, DOT tentatively granted the carriers’ application for ATI subject to certain conditions including requirements that American and British Airways lease a total of four takeoff and landing slot pairs at London Heathrow to other carriers beginning in 2011, that specified provisions of the joint business agreement be amended, and that the carriers submit reports regarding progress towards the alliance’s stated goals and the realization of public benefits.  DOT also established a procedure that allowed any interested party to submit comments on its tentative findings within 45 days of the grant of tentative approval.  American reviewed the order granting tentative approval with the other applicant carriers, and responded to DOT within the required 45 day comment period.  A final decision on the application is expected after DOT’s review of responses received from American and other interested parties.

Implementation of the joint business agreement and the related arrangements is subject to conditions, including final approval from DOT and clearance from the European Commission (EC), various other U.S. and foreign regulatory approvals, successful negotiation of certain detailed financial and commercial arrangements, and other approvals.  Following satisfaction of those conditions, American expects to begin implementing the joint business agreement in the second half of 2010.  No assurances can be given as to any arrangements that may ultimately be implemented or any benefits the Company may derive from such arrangements.

Also in February 2010, American and Japan Airlines (JAL) announced the decision to strengthen their relationship.  The carriers, both members of the oneworld alliance, jointly applied to DOT for ATI on certain routes, and jointly notified the Ministry of Land Infrastructure, Transport and Tourism of Japan (MLIT) of the proposed cooperation. The Company believes this application will meet DOT’s pro-consumer and pro-competition criteria for granting ATI.  As a part of the application, American and JAL entered into a joint business agreement which will enhance their scope of cooperation on routes between North America and Asia, through adjustments to their respective networks, flight schedules, and other business activities. This, in turn, will allow both carriers to better complement each other’s operations and to develop and offer competitive products and quality service to their customers.

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

Implementation of the joint business agreement with JAL is subject to U.S. and foreign regulatory authorization, successful negotiation of certain detailed financial and commercial arrangements, and other approvals.   No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that the Company may derive from such arrangements. The joint business agreement is subject to ATI approval and certain other conditions.

In March of 2010, the President signed into law comprehensive health care reform legislation under the Patient Protection and Affordable Care Act (HR 3590) and the Health Care Education and Affordability Reconciliation Act (HR 4872) (the Acts). The Acts contain provisions which could impact the Company's accounting for retiree medical benefits in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated under the Acts and additional interpretations of the Acts become available.  Elements of the Acts the impact of which are currently not determinable include the elimination of lifetime limits on retiree medical coverage.  The Company will continue to assess the accounting implications of the Acts as related regulations and interpretations of the Acts become available.  Based on the analysis to date of the provisions in the Acts the impact of which are reasonably determinable, a re-measurement of the Company’s retiree plan liabilities is not required at this time.  In addition, the Company may consider plan amendments in future periods that may have accounting implications.

Also in March 2010, the EU and the U.S. committed to the extension of the “open skies” air services agreement that provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly beyond the U.S. and any airport in the EU.  The extension of this agreement reinforces the relationship between the EU and the U.S. and furthers the cause of aviation liberalization.

The Company’s ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control.  Certain risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A in the 2009 Form 10-K.  In addition, most of the Company’s largest domestic competitors and several smaller carriers have filed for bankruptcy in the last several years and have used this process to significantly reduce contractual labor and other costs.  In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs.  Although the Company has a number of initiatives underway to address its cost and revenue challenges, some of these initiatives involve changes to the Company’s business which it may be unable to implement. It has become increasingly difficult to identify and implement significant revenue enhancement and cost savings initiatives.  The adequacy and ultimate success of the Company’s initiatives to generate additional revenues and reduce costs cannot be assured. Moreover, whether the Company’s initiatives will be adequate or successful depends in large measure on factors beyond its control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices. It will be very difficult for the Company to continue to fund its obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not improve substantially or if fuel prices were to persist at high levels for an extended period.

LIQUIDITY AND CAPITAL RESOURCES

Significant Indebtedness and Future Financing

The Company remains heavily indebted and has significant obligations (including substantial pension funding obligations), as described more fully under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s 2009 Form 10-K.  Indebtedness is a significant risk to the Company as discussed in the Risk Factors listed in Item 1A in the 2009 Form 10-K.  During the last few years, the Company raised substantial financing to fund capital commitments (mainly for aircraft and ground properties), debt maturities, and employee pension obligations, and to bolster its liquidity.  As of the date of this Form 10-Q, the Company believes it has sufficient liquidity to fund its operations and obligations, including repayment of debt and capital leases, capital expenditures and other contractual obligations; however there can be no assurances to that effect.  To meet the Company’s commitments, to maintain sufficient liquidity and because the Company has significant debt, lease and other obligations in the next several years, including commitments to purchase aircraft, as well as substantial pension funding obligations (refer to Contractual Obligations in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the 2009 Form 10-K), the Company will need access to substantial additional funding.  An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on the Company and on its ability to sustain its operations.

For the remainder of 2010, the Company will be required to make approximately $659 million of principal payments on long-term debt and approximately $41 million in principal payments on capital leases, and the Company expects to spend approximately $1.3 billion on capital expenditures, including aircraft commitments.  In addition, the global economic downturn, rising fuel prices, the possibility of being required to post reserves under credit card processing agreements, and the obligation to post cash collateral on fuel hedging contracts and fund pension plan contributions, among other things, may in the future negatively impact the Company’s liquidity.

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

As of March 31, 2010, American had 35 Boeing 737-800 aircraft purchase commitments for the remainder of 2010 and eight Boeing 737-800 aircraft purchase commitments in 2011.  In addition to these aircraft, American has firm commitments for eleven Boeing 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 through 2016.  In addition, American previously announced plans (subject to certain reconfirmation rights) to acquire 42 Boeing 787-9 aircraft, with the right to acquire an additional 58 Boeing 787-9 aircraft.  American has selected GE Aviation as the exclusive provider of engines for its expected order of Boeing 787-9 aircraft.

As of March 31, 2010, payments for the above purchase commitments will approximate $976 million in the remainder of 2010, $348 million in 2011, $217 million in 2012, $463 million in 2013, $224 million in 2014, and $246 million for 2015 and beyond. These amounts are net of purchase deposits currently held by the manufacturers.

In 2008, the Company entered into a new purchase agreement with Boeing for the acquisition of 42 firm Boeing 787-9 aircraft and purchase rights to acquire up to 58 additional B787 aircraft (subject to certain reconfirmation rights).  Per the purchase agreement, the first such aircraft was scheduled to be delivered in 2012, and the last firm aircraft was scheduled to be delivered in 2018 with deliveries of additional aircraft, if any, scheduled between 2015 and 2020.  The Company and Boeing are currently discussing a revised delivery schedule due to the impact of the overall Boeing 787 program delay on American’s delivery positions.  The revised delivery schedule is expected to include terms and conditions consistent with the original agreement and to allow the Company confirmation rights similar to those described in the Company’s 2009 Form 10-K.

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

Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of American’s failure to maintain a certain level of liquidity, the amount of such liquidity.  As of March 31, 2010, the Company was not required to maintain any reserve under such agreements.  If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.

Pension Funding Obligation

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006.  On April 15, 2010, the Company contributed $72 million to its defined benefit pension plans.

Cash Flow Activity

At March 31, 2010, the Company had $4.5 billion in unrestricted cash and short-term investments, which is a slight increase from the balance as of December 31, 2009.  Net cash provided by operating activities in the three-month period ended March 31, 2010 was $405 million, which was comparable to $422 million over the same period in 2009.

The Company made scheduled debt and capital lease payments of $181 million and invested $306 million in capital expenditures in the first three months of 2010.  Capital expenditures primarily consisted of new aircraft and certain aircraft modifications.

The Company also continued to enter into previously arranged debt and sale leasebacks upon the delivery of new aircraft in the quarter ended March 31, 2010.  In the first quarter of 2010, AMR received delivery of ten new aircraft financed through $297 million of various previously announced arrangements.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2010 and 2009

Revenues

The Company’s revenues increased approximately $229 million, or 4.7 percent, to $5.1 billion in the first quarter of 2010 from the same period last year.  American’s passenger revenues increased by 4.1 percent, or $151 million, on a 2.5 percent decrease in capacity (available seat miles) (ASMs).  American’s passenger load factor increased 2.2 points to 77.9 percent while passenger yield increased by 3.7 percent to 13.35 cents.  This resulted in an increase in passenger revenue per available seat mile (RASM) of 6.8 percent to 10.40 cents. Following is additional information regarding American’s domestic and international RASM and capacity:

	Three Months Ended March 31, 2010
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change

DOT Domestic	10.24	5.8%	22.8	(0.9)%
International	10.65	8.4	14.0	(4.9)
DOT Latin America	11.90	6.0	7.3	(5.1)
DOT Atlantic	9.29	16.8	5.0	(5.5)
DOT Pacific	9.19	(0.9)	1.6	(1.9)

The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and an independent carrier with which American has a capacity purchase agreement, Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $41 million, or 9.0 percent, to $498 million as a result of a reduction in capacity, increased passenger traffic and higher yield.  Regional Affiliates’ traffic remained effectively unchanged at 1.9 billion revenue passenger miles (RPMs), on a capacity decrease of 1.6 percent to 2.8 billion ASMs, resulting in a 1.2 point increase in the passenger load factor to 67.2 percent.

Other revenues increased 4.9 percent, or $27 million, to $580 million due to increases in baggage and AAdvantage partner revenues.

Operating Expenses

The Company’s total operating expenses increased 6.4 percent, or $324 million, to $5.4 billion in the first quarter of 2010 compared to the first quarter of 2009.  The Company’s operating expenses per ASM in the first quarter of 2010 increased 9.2 percent to 12.91 cents compared to the first quarter of 2009. These increases are due primarily to increased fuel prices in the first quarter 2010 compared to the first quarter of 2009 and a loss of $53 million recognized as the impact of the Venezuelan currency devaluation.

(in millions) Operating Expenses	Three Months Ended March 31, 2010	Change from 2009	Percentage Change

Wages, salaries and benefits	$1,550	$12	0.8%
Aircraft fuel	1,330	151	12.8	(a)
Regional payments to AMR Eagle	516	42	8.9	(b)
Other rentals and landing fees	320	25	8.5
Maintenance, materials and repairs	284	41	16.9	(c)
Commissions, booking fees and credit card expense	234	17	7.8
Depreciation and amortization	230	(5)	(2.1)
Aircraft rentals	132	5	3.9
Food service	115	1	0.9
Special charges	-	(14)	(100.0)
Other operating expenses	674	49	7.8	(d)
Total operating expenses	$5,385	$324	6.4%

(a)
Aircraft fuel expense increased primarily due to a 16.3 percent increase in the Company’s price per gallon of fuel (net of the impact of fuel hedging). The Company recorded $45 million and $243 million in net losses on its fuel hedging contracts for the three months ended March 31, 2010 and March 31, 2009, respectively.

(b)	Regional payments to AMR Eagle expense increased in conjunction with the 9.0 percent increase in Regional Affiliates’ passenger revenue.

(c)	Maintenance, materials and repairs increased due to the timing of materials and repairs expenses.

(d)
In January 2010, the Venezuelan Government devalued its currency from 2.15 bolivars per U.S. dollar to 4.30 bolivars per U.S. dollar and the Venezuelan economy was designated as highly inflationary.  As a result, the Company recognized a loss of $53 million related to the currency remeasurement.

Other Income (Expense)

Interest income decreased $6 million due to a decrease in interest rates.  Interest expense increased $25 million as a result of an increase in the Company’s long-term debt balance.

Income Tax

The Company did not record a net tax provision (benefit) associated with its first quarter 2010 or 2009 net loss due to the Company providing a valuation allowance, as discussed in Note 4 to the condensed consolidated financial statements.

Regional Affiliates

The following table summarizes the combined capacity purchase activity for the American Connection carriers and AMR Eagle for the three months ended March 31, 2010 and 2009 (in millions):

	Three Months Ended March 31,
	2010	2009
Revenues:
Regional Affiliates	$498	$457
Other	34	31
	$532	$488
Expenses:
Regional payments	$541	$511
Other incurred expenses	88	85
	$629	$596

In addition, passengers connecting to American’s flights from American Connection and AMR Eagle flights generated passenger revenues for American flights of $367 million and $338 million in the first quarter of 2010 and 2009, respectively, which are included in Revenues – Passenger in the consolidated statements of operations.

Outlook

The Company currently expects capacity for American’s mainline jet operations to increase by approximately three quarters of a percent in the second quarter of 2010 versus second quarter of 2009.  American’s mainline capacity for the full year 2010 is expected to increase approximately one percent from 2009 with a marginal decrease in domestic capacity and approximately a three percent growth in international capacity.

The Company expects second quarter 2010 mainline unit costs to increase approximately 8.0 percent year over year.  The second quarter 2010 unit cost expectations reflect the projected increase in the cost of fuel year over year.  In addition, unit cost increases are expected due to anticipated higher revenue-related expenses (such as booking fees and commissions) and financing costs related to Boeing 737-800 and other aircraft deliveries.  Due to these cost pressures, the Company expects second quarter unit costs excluding fuel to also be modestly higher than the prior year period.

As of the date of this Form 10-Q, the Company's North Atlantic operations are being severely impacted by the eruption of the Icelandic volcano which began in April 2010.  Flight disruptions to and from the Company’s European destinations will have an adverse impact on the Company's second quarter 2010 results, the magnitude of which is unknown at this time.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company’s 2009 Form 10-K.  The change in market risk for aircraft fuel is discussed below for informational purposes.

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

Aircraft Fuel   The Company’s earnings are substantially affected by changes in the price and availability of aircraft fuel.  In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations.  The Company also manages the price risk of fuel costs primarily by using jet fuel and heating oil hedging contracts.  Market risk is estimated as a hypothetical ten percent increase in the March 31, 2010 cost per gallon of fuel.  Based on projected fuel usage for the next twelve months, such an increase would result in an increase to Aircraft fuel expense of approximately $472 million, inclusive of the impact of effective fuel hedge instruments outstanding at March 31, 2010, and assumes the Company’s fuel hedging program remains effective.  Comparatively, based on projected 2010 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $445 million in the twelve months ended December 31, 2009, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2009.  The change in market risk is primarily due to the increase in fuel prices.

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

As of March 31, 2010, the Company had cash flow hedges, with collars and options, covering approximately 34 percent of its estimated remaining 2010 fuel requirements.  The consumption hedged for the remainder of 2010 is capped at an average price of approximately $2.41 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $1.82 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs).  The Company’s collars represent approximately 33 percent of its estimated remaining 2010 fuel requirements.  A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010. During the quarter ending on March 31, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings

Between April 3, 2003 and June 5, 2003, three lawsuits were filed by travel agents, some of whom opted out of a prior class action (now dismissed) to pursue their claims individually against American, other airline defendants, and in one case, against certain airline defendants and Orbitz LLC.  The cases, Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California, San Francisco (51 individual agencies), Paula Fausky d/b/a Timeless Travel v. American Airlines, et. al, in the United States District Court for the Northern District of Ohio, Eastern Division (29 agencies) and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas, Beaumont Division (71 agencies) were consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio, Eastern Division.  Collectively, these lawsuits seek damages and injunctive relief alleging that the certain airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act;  (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and that (iii) between 1995 and the present, the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act.  On September 23, 2005, the Fausky plaintiffs dismissed their claims with prejudice.  On September 14, 2006, the court dismissed with prejudice 28 of the Swope plaintiffs.  On October 29, 2007, the court dismissed all actions.  The Tam plaintiffs appealed the court’s decision, and on October 2, 2009, the Sixth Circuit Court of Appeals affirmed the lower court decision.  The Tam plaintiffs have filed a petition for writ of certiorari with the U.S. Supreme Court.  The Swope plaintiffs and the remaining defendants, including American, have agreed to terms for settling the case for a nominal amount.  American continues to vigorously defend the Tam Travel case.  A final adverse court decision awarding substantial money damages or placing material restrictions on the Company’s distribution practices would have a material adverse impact on the Company.

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

Item 6.  Exhibits

Exhibits required to be filed by Item 601 of Regulation S-K.  Where the amount of securities authorized to be issued under any of American’s long-term debt agreements does not exceed 10 percent of American’s assets, pursuant to paragraph (b) (4) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, American hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.

The following exhibits are included herein:

12	Computation of ratio of earnings to fixed charges for the three months ended March 31, 2010 and 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AIRLINES, INC.

April 21, 2010              BY:  /s/ Thomas W. Horton
Thomas W. Horton
Executive Vice President – Finance and Planning and
Chief Financial Officer

(Principal Financial and Accounting Officer)