Form 10-Q
period 2010-09-30
AMERICAN AIRLINES INC
filed 2010-10-20
CIK 4515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2010.

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
Common Stock, $1 par value — 1,000 shares as of October 13, 2010.

INDEX
AMERICAN AIRLINES, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements	1

Consolidated Statements of Operations — Three and nine months ended September 30, 2010 and 2009	1

Condensed Consolidated Balance Sheets — September 30, 2010 and December 31, 2009	2

Condensed Consolidated Statements of Cash Flows — Nine months ended September 30, 2010 and 2009	3

Notes to Condensed Consolidated Financial Statements — September 30, 2010	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	21

Item 4. Controls and Procedures	22

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 6. Exhibits	25

SIGNATURE	26
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN AIRLINES, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues
Passenger — American Airlines	$4,455	$3,882	$12,565	$11,239
— Regional Affiliates	618	523	1,716	1,493
Cargo	168	136	492	414
Other revenues	597	581	1,797	1,695

Total operating revenues	5,838	5,122	16,570	14,841

Expenses
Wages, salaries and benefits	1,575	1,555	4,683	4,645
Aircraft fuel	1,442	1,313	4,258	3,696
Regional payments to AMR Eagle	565	516	1,645	1,483
Other rentals and landing fees	320	312	956	915
Maintenance, materials and repairs	264	269	822	762
Depreciation and amortization	236	235	696	714
Commissions, booking fees and credit card expense	257	222	739	646
Aircraft rentals	150	129	430	384
Food service	129	128	365	365
Special charges	—	64	—	100
Other operating expenses	609	625	1,848	1,863

Total operating expenses	5,547	5,368	16,442	15,573

Operating Income (Loss)	291	(246)	128	(732)

Other Income (Expense)
Interest income	8	5	19	25
Interest expense	(162)	(145)	(495)	(416)
Interest capitalized	7	11	23	31
Related party interest — net	(4)	(2)	(9)	(12)
Miscellaneous — net	(11)	(29)	(33)	(56)

	(162)	(160)	(495)	(428)

Income (Loss) Before Income Taxes	129	(406)	(367)	(1,160)
Income tax	—	(29)	—	(29)

Net Income (Loss)	$129	$(377)	$(367)	$(1,131)

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	September 30,	December 31,
	2010	2009
Assets
Current Assets
Cash	$198	$149
Short-term investments	4,351	4,241
Restricted cash and short-term investments	447	460
Receivables, net	871	744
Inventories, net	528	518
Fuel derivative contracts	132	135
Other current assets	224	307

Total current assets	6,751	6,554

Equipment and Property
Flight equipment, net	9,990	10,016
Other equipment and property, net	2,194	2,245
Purchase deposits for flight equipment	421	608

	12,605	12,869

Equipment and Property Under Capital Leases
Flight equipment, net	207	243
Other equipment and property, net	48	52

	255	295

International slots and route authorities	735	736
Domestic slots and airport operating and gate lease rights, less accumulated amortization, net	219	236
Other assets	2,196	2,274

	$22,761	$22,964

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$1,142	$988
Accrued liabilities	1,912	1,917
Air traffic liability	3,895	3,431
Fuel derivative liability	6	80
Payable to affiliates, net	2,897	3,008
Current maturities of long-term debt	1,376	791
Current obligations under capital leases	107	90

Total current liabilities	11,335	10,305

Long-term debt, less current maturities	6,453	7,385
Obligations under capital leases, less current obligations	503	599
Pension and postretirement benefits	7,408	7,397
Other liabilities, deferred gains and deferred credits	3,090	3,156

Stockholders’ Equity (Deficit)
Common stock	—	—
Additional paid-in capital	3,971	3,938
Accumulated other comprehensive loss	(2,649)	(2,833)
Accumulated deficit	(7,350)	(6,983)

	(6,028)	(5,878)

	$22,761	$22,964

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2010	2009
Net Cash Provided by Operating Activities	$953	$779

Cash Flow from Investing Activities:
Capital expenditures	(1,171)	(1,089)
Net (increase) decrease in short-term investments	(110)	(1,027)
Net (increase) decrease in restricted cash and short-term investments	13	—
Proceeds from sale of equipment and property	3	9
Other	1	52

Net cash used by investing activities	(1,264)	(2,055)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(645)	(1.313)
Proceeds from:
Issuance of debt and sale leaseback transactions	1,116	2,398
Other	1	(275)
Funds transferred to affiliates, net	(112)	444

Net cash provided (used) financing activities	360	1,254

Net increase (decrease) in cash	49	(22)
Cash at beginning of period	149	188

Cash at end of period	$198	$166

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. The condensed consolidated financial statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes included in the American Airlines, Inc. Annual Report on Form 10-K filed on February 17, 2010 (2009 Form 10-K).

2.
In July of 2010, the Company entered into an amendment to Purchase Agreement No. 1977 with the Boeing Company to exercise rights to acquire additional Boeing 737-800 aircraft. Pursuant to the amendment, American exercised rights to purchase 35 Boeing 737-800 aircraft for delivery in 2011 and 2012. In conjunction with this transaction, American has arranged for backstop financing of the additional Boeing 737-800 aircraft deliveries, subject to certain terms and conditions.

As of September 30, 2010, American had twelve Boeing 737-800 aircraft purchase commitments for the remainder of 2010 and 43 Boeing 737-800 aircraft purchase commitments in 2011 and 2012. In addition to these aircraft purchase commitments, American had firm purchase commitments for eleven Boeing 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 through 2016. American also previously announced plans (subject to certain reconfirmation rights) to acquire 42 Boeing 787-9 aircraft, with the right to acquire an additional 58 Boeing 787-9 aircraft. American has selected GE Aviation as the exclusive provider of engines for its expected order of Boeing 787-9 aircraft.

As of September 30, 2010, payments for the above purchase commitments will approximate $376 million in the remainder of 2010, $707 million in 2011, $951 million in 2012, $557 million in 2013, $225 million in 2014, and $248 million for 2015 and beyond. These amounts are net of purchase deposits currently held by the manufacturers.

The Company’s future long-term debt and operating lease payments have changed as its ordered aircraft are delivered and such deliveries have been financed. As of September 30, 2010, maturities of long-term debt (including sinking fund requirements) for the next five years are: remainder of 2010 – $254 million, 2011 – $2.1 billion, 2012 – $1.4 billion, 2013 – $717 million, and 2014 – $684 million. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of a year as of September 30, 2010, were (in millions): remainder of 2010 – $246 million, 2011 – $1.1 billion, 2012 – $941 million, 2013 – $848 million, 2014 – $709 million, and 2015 and beyond – $5.9 billion.

On December 18, 2007, the European Commission issued a Statement of Objection (SO) against 26 airlines, including the Company. The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of European Union (EU) law. The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company. The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations. Based on the information to date, the Company has not recorded any reserve for this exposure as of September 30, 2010. In the event that the SO is affirmed or other investigations indicate violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.

AMERICAN AIRLINES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 26, 2010, the Federal Aviation Administration (FAA) proposed a $24.2 million civil penalty against American, claiming that American failed to properly perform certain portions of an FAA Airworthiness Directive concerning certain wiring to the McDonnell Douglas MD-80 aircraft auxiliary hydraulic pump. American plans to challenge the proposed civil penalty.

3.
Accumulated depreciation of owned equipment and property at September 30, 2010 and December 31, 2009 was $9.6 billion and $9.2 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 2010 and December 31, 2009 was $569 million and $571 million, respectively.

4.
As discussed in Note 8 to the consolidated financial statements in the 2009 Form 10-K, the Company has a valuation allowance against the full amount of its net deferred tax asset. The Company currently provides a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of its deferred tax assets, will not be realized. The Company’s deferred tax asset valuation allowance increased approximately $53 million during the nine months ended September 30, 2010 to $3.6 billion as of September 30, 2010, including the impact of comprehensive income for the nine months ended September 30, 2010 and changes from other adjustments.

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

5.
As of September 30, 2010, American had issued guarantees covering approximately $887 million of AMR’s unsecured debt (and interest thereon). In addition, as of September 30, 2010, AMR and American had issued guarantees covering approximately $216 million of AMR Eagle’s secured debt (and interest thereon).

6.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. The Company’s fuel derivative contracts, which consist of commodity collars, are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2010.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)
     Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of September 30, 2010
Description	Total	Level 1	Level 2	Level 3

Short term investments [1,2]
Money market funds	$210	$210	$—	$—
Government agency investments	456	—	456	—
Repurchase investments	916	—	916	—
Short term obligations	1,318	—	1,318	—
Corporate Obligations	261	—	261	—
Bank Notes/Certificate of Deposits/Time Deposits	1,190	—	1,190	—

	4,351	210	4,141	—

Restricted cash and short-term investments [1]	447	447		—
Fuel derivative contracts[1]	132	—	132	—
Fuel derivative liability [1]	(6)	—	(6)	—

Total	$4,924	$657	$4,267	$—

[1]
Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) (OCI) at each measurement date.

[2]
The majority of the Company’s short-term investments mature in one year or less except for $1.2 billion of Bank notes/Certificates of deposit/Time deposits, $456 million of U.S. Government agency investments and $261 million of Corporate obligations which have maturity dates exceeding one year.

No significant transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2010. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

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

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The carrying value and estimated fair values of the Company’s long-term debt, including current maturities, were (in millions):

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Secured variable and fixed rate indebtedness	$3,202	$3,006	$3,578	$3,091
Enhanced equipment trust certificates	2,065	2,194	2,022	1,999
6.0% - 8.5% special facility revenue bonds	1,645	1,677	1,658	1,600
AAdvantage Miles advance purchase	890	899	890	893
Other	28	28	28	28

	$7,830	$7,804	$8,176	$7,611

7.	The following tables provide the components of net periodic benefit cost for the three and nine months ended September 30, 2010 and 2009 (in millions):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$91	$83	$275	$250
Interest cost	184	178	553	534
Expected return on assets	(148)	(141)	(445)	(425)
Amortization of:
Prior service cost	3	3	10	10
Unrecognized net loss	39	36	115	109

Net periodic benefit cost	$169	$159	$508	$478

	Retiree Medical and Other Benefits
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Components of net periodic benefit cost
Service cost	$15	$15	$45	$44
Interest cost	41	45	124	134
Expected return on assets	(4)	(3)	(13)	(10)
Amortization of:
Prior service cost	(4)	(2)	(14)	(6)
Unrecognized net (gain) loss	(2)	(3)	(7)	(10)

Net periodic benefit cost	$46	$52	$135	$152

AMERICAN AIRLINES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA), the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. In June of 2010, President Obama signed the Preservation of Access to Care for Medical Beneficiaries and Pension Relief Act of 2010 (the Relief Act), H.R. 3962, into law. The Relief Act provides for temporary, targeted funding relief (subject to certain terms and conditions) for single employer and multiemployer pension plans that suffered significant losses in asset value due to the steep market slide in 2008. Under the Relief Act, the Company’s 2010 minimum required contribution to its defined benefit pension plans was reduced from $525 million to approximately $460 million, which has been completed as of the date of this filing. The Company estimates its 2011 minimum required contribution to its defined benefit pension plans to be approximately $520 million. This estimate is subject to change based on final plan asset values as of December 31, 2010.

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

The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of September 30, 2010:

	Aircraft	Facility
	Charges	Exit Costs	Total
Remaining accrual at December 31, 2009	$153	$20	$173

Capacity reduction charges	—	—	—
Non-cash charges	—	—	—

Adjustments	3	—	3
Payments	(76)	(2)	(78)

Remaining accrual at September 30, 2010	$80	$18	$98

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.
9.
As part of the Company’s risk management program, it uses a variety of financial instruments, currently heating oil collar contracts, as cash flow hedges to mitigate commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes. As of September 30, 2010, the Company had fuel derivative contracts outstanding covering 31 million barrels of jet fuel that will be settled over the next 24 months. A deterioration of the Company’s liquidity position may negatively affect the Company’s ability to hedge fuel in the future.

For the three and nine months ended September 30, 2010, the Company recognized an increase of approximately $20 million and $123 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. For the three and nine months ended September 30, 2009, the Company recognized an increase of approximately $96 million and $518 million, respectively, in fuel expense related to its fuel hedging agreements including the ineffective portion of the hedges. The net fair value of the Company’s fuel hedging agreements at September 30, 2010 and December 31, 2009, representing the amount the Company would receive upon termination of the agreements (net of settled contract assets), totaled $125 million and $57 million, respectively, which excludes a payable related to contracts that settled in the last month of each respective reporting period.

AMERICAN AIRLINES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The impact of cash flow hedges on the Company’s consolidated financial statements is depicted below (in millions):
Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges)

Asset Derivatives as of				Liability Derivatives as of
September 30,		December 31,		September 30,		December 31,
2010		2009		2010		2009
Balance		Balance		Balance		Balance
Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
Location	Value	Location	Value	Location	Value	Location	Value
Fuel derivative contracts	$132	Fuel derivative contracts	$126	Fuel derivative liability	$6	Accrued liabilities	$71
Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges)

			Amount of Gain (Loss)			Amount of Gain (Loss)
Amount of Gain			Reclassified from			Recognized in
(Loss) Recognized			Accumulated OCI			Income on
in OCI on		Location of Gain	into Income [1] for		Location of Gain	Derivative [2] for the
Derivative[1] for the		(Loss) Reclassified	the nine months		(Loss) Recognized	nine months
nine months ended		from Accumulated	ended		in Income on	ended
September 30,		OCI into Income [1]	September 30,		Derivative [2]	September 30,
2010	2009		2010	2009		2010	2009
$(56)	$89	Aircraft Fuel	$(121)	$(526)	Aircraft Fuel	$(2)	$8

Amount of Gain
Amount of Gain			Amount of Gain			(Loss) Recognized
(Loss) Recognized			(Loss) Reclassified			in Income on
in OCI on		Location of Gain	from Accumulated		Location of Gain	Derivative [2] for the
Derivative[1] for the		(Loss) Reclassified	OCI into Income [1] for		(Loss) Recognized	three months
three months ended		from Accumulated	the three months		in Income on	ended
September 30,		OCI into Income [1]	ended September 30,		Derivative [2]	September 30,
2010	2009		2010	2009		2010	2009
$67	$(38)	Aircraft Fuel	$(27)	$(99)	Aircraft Fuel	$7	$3

[1]	Effective portion of gain (loss)

[2]	Ineffective portion of gain (loss)

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

AMERICAN AIRLINES, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive income. For the three month periods ended September 30, 2010 and 2009, comprehensive income (loss) was $263 million and $(273) million, respectively, and for the nine month periods ended September 30, 2010 and 2009, comprehensive income (loss) was $(183) million and $(348) million, respectively. The difference between net earnings (loss) and comprehensive income (loss) for the three and nine month periods ended September 30, 2010 and 2009 is due primarily to the accounting for the Company’s derivative financial instruments and the actuarial loss on the pension benefit obligation of the Company’s pension plans.

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

Overview
The Company recorded net income of $129 million in the third quarter of 2010 compared to a net loss of $377 million in the same period last year. The Company’s improved performance is primarily the result of higher unit revenues (passenger revenue per available seat mile). Mainline passenger unit revenues increased 10.7 percent for the third quarter due to a 10.7 percent increase in passenger yield (passenger revenue per passenger mile) and a stable load factor compared to the same period in 2009. Although passenger yield showed year-over-year improvement, passenger yield remains below levels set in 2000 despite cumulative inflation of nearly 30 percent over the same time frame. The Company believes this is the result of a fragmented industry with numerous competitors, excess capacity and pricing transparency resulting from the use of the Internet and other factors. The Company believes that its limited pricing power could persist indefinitely.
The increases in comparative third quarter revenue were partially offset by a significant year-over-year increase in fuel prices from an average of $2.06 per gallon in the third quarter of 2009 to an average of $2.24 per gallon in the third quarter of 2010, including the effects of hedging. The price increase resulted in $110 million in incremental year-over-year fuel expense in the three months ended September 30, 2010 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed).
In late 2009, the Company unveiled a new business plan — FlightPlan 2020. FlightPlan 2020 is a strategic framework developed to secure the Company’s future by focusing on what will be required to succeed in the airline business over the next decade. It establishes the Company’s priorities and a clear path to better position the Company to meet the challenges of the coming years. This plan for achieving sustained profitability has five tenets: (i) Invest Wisely, (ii) Earn Customer Loyalty, (iii) Strengthen and Defend our Global Network, (iv) Be a Good Place for Good People and (v) Fly Profitably.
Under FlightPlan 2020, the Company has launched its network strategy that focuses resources in its cornerstone markets of Dallas/Fort Worth, Chicago, Miami, Los Angeles and New York, and has continued to execute its fleet renewal and replacement plan. Further, the Company continues to pursue its strategy to form cooperative agreements with oneworld members and other airlines. In July of 2010, American obtained clearance from the European Commission (EC) and approval by the Department of Transportation (DOT) for antitrust immunity (ATI) for its planned cooperation with British Airways, Iberia, Finnair and Royal Jordanian. In addition, the Company is awaiting final approval by regulatory entities of American’s joint business agreement (JBA) with Japan Airlines (JAL).
Regulatory conditions for ATI approval for the British Airways, Iberia, Finnair and Royal Jordanian cooperative agreement include obligations to lease to other carriers up to seven takeoff and landing slot pairs at London Heathrow and up to three John F. Kennedy airport operational authorities, depending on market conditions. American began implementation of the JBA with British Airways and Iberia and expanded cooperation with Finnair and Royal Jordanian in October of 2010. No assurances can be given as to any arrangements that may ultimately be implemented or any benefits the Company may derive from such arrangements.
In conjunction with the initiation of the JBA with British Airways and Iberia, American also announced that it will be sending recall notices to 545 furloughed flight attendants and 250 furloughed pilots. Several factors have contributed to the Company’s ability to recall these employees, primarily its efforts to capitalize on new international flying and business opportunities associated with the JBA with British Airways and Iberia, continuing to strengthen its presence in its cornerstone markets, and preparing for its anticipated JBA with JAL.
On October 6, 2010, DOT issued an order tentatively approving the joint application filed by American and JAL for ATI on certain routes between North America and Asia. Implementation of the JBA with JAL is pending final approval by DOT and joint notification to the Ministry of Land Infrastructure, Transport and Tourism of Japan (MLIT). Implementation is also subject to successful negotiation of certain detailed financial and commercial arrangements and other approvals. American expects to begin implementing the JBA with JAL in 2011. No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that the Company may derive from such arrangements.

The Company’s previously announced commercial collaboration in New York and Boston with JetBlue commenced in July of 2010. American’s agreement with JetBlue provides customers with interline service in non-overlapping markets, letting customers connect between 14 of American’s international destinations from New York and Boston and 18 domestic cities flown by JetBlue. Further, American announced it will expand its relationship with JetBlue so that AAdvantage members and members of JetBlue’s customer loyalty program will be able to earn AAdvantage miles or JetBlue points, respectively, when they fly on American and JetBlue cooperative interline routes. Under the terms of the agreements for commercial collaboration, American intends to transfer eight slot pairs at Ronald Reagan National Airport in Washington D.C. (currently owned by American) and one slot pair at White Plains, New York (currently owned by AMR Eagle) to JetBlue, and JetBlue intends to transfer twelve slot pairs at JFK to American; the reciprocal frequent flyer earning benefits and slot transfers are currently scheduled for the fourth quarter of 2010.
Also in July of 2010, the Company announced that it plans to extend its network through a new commercial collaboration with Germany’s second-largest airline, Air Berlin. The agreement between American and Air Berlin initiates a comprehensive interline codeshare and frequent flyer relationship that will allow customers of each airline to book and travel on the other’s network and earn frequent flyer miles. American and Air Berlin expect to implement the codeshare upon regulatory approval. No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that the Company may derive from such arrangements.
Further, in August of 2010, American launched codesharing on flights operated by GOL Airlines (GOL), increasing the level of accessibility between the United States and Brazil. American’s AAdvantage customers can already earn and redeem frequent flyer miles on all GOL flights, and GOL’s customers can earn and redeem frequent flyer miles on all American Airlines flights.
In October of 2010, the Company announced that it had signed an agreement with JetStar Airways (JetStar), an affiliate airline of Qantas Airways (a oneworld alliance member). The agreement establishes both an interline and a codeshare relationship with JetStar to several destinations in New Zealand and allows customers to earn frequent flyer miles on American-marketed flights. American and JetStar expect to implement the codeshare upon approval of the agreement by certain regulatory authorities.
Also in October of 2010, American announced the initiation of an interline agreement with Canada’s WestJet. The agreement provides American customers connecting service to 25 new Canadian cities not currently served by American or AMR Eagle.
The Company currently estimates that the implementation of its cornerstone strategy, the implementation of the Company’s JBA with British Airways/Iberia and the proposed JBA with JAL, and various other alliance and network activities will result in incremental revenues and cost savings of over $500 million per year. The Company expects that it will realize the majority of these incremental revenues and cost savings in 2011, and the remainder by year end 2012. This estimate is based on a number of assumptions that are inherently uncertain, and the Company’s ability to realize these benefits depends on various factors, some of which are beyond the Company’s control, such as obtaining certain regulatory approvals and other factors referred to above in “Forward-Looking Information.”
The Company is in active labor contract negotiations with each of its organized labor groups. The Company negotiated tentative agreements with several workgroups within the Transport Workers Union of American AFL-CIO (TWU) including the Maintenance Control Technician group, the Material Logistics Specialists group and the Mechanic and Related group. Agreements with the TWU groups are subject to ratification by the relevant membership of TWU, and while the Maintenance Control Technician group ratified their agreement, the Material Logistics Specialists group and the Mechanic and Related group tentative agreements were not ratified. Mediated negotiation continues under the auspices of the National Mediation Board with the TWU, the Allied Pilots Association (APA) and the Association of Professional Flight Attendants (APFA).
Based on analysis of airline industry labor contracts, the Company estimates that at the beginning of 2010, American’s labor cost disadvantage (the amount by which its labor costs exceed what such costs would be if they were determined based on the average of other network carrier labor contracts) was approximately $600 million per year. The Company expects this gap to narrow as open industry labor contracts are settled. This expectation is based on a number of assumptions, the validity of which cannot be assured. The airline industry labor contract negotiation process is inherently uncertain and the results of labor contract negotiations are difficult to predict.

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
In June of 2010, the Company reiterated its intent to evaluate the possible divestiture of AMR Eagle, its wholly-owned regional carrier. AMR Eagle owns two regional airlines — American Eagle Airlines, Inc (American Eagle) and Executive Airlines, Inc. (Executive). American Eagle feeds American Airlines hubs throughout North America, and its affiliate, Executive, carries the American Eagle name throughout the Bahamas and the Caribbean from bases in Miami and San Juan, Puerto Rico. No prediction can be made as to the outcome of any such evaluation, and if AMR were to decide to pursue a divestiture of AMR Eagle, no prediction can be made as to whether any such divestiture will be completed or the impact of any such divestiture on the Company.
In July of 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (The Dodd-Frank Act). The Dodd-Frank Act is subject to significant rulemaking, and thus, the Company cannot yet predict the impact of implementing its provisions. The Dodd-Frank Act contains provisions which may impact the Company, but those effects cannot be predicted at this time. The Company expects to be able to continue to participate in the financial markets in order to hedge fuel prices; however, the costs of doing so may be increased as a result of the new legislation.
On August 26, 2010, the FAA proposed a $24.2 million civil penalty against American Airlines, claiming that American failed to properly perform certain portions of an FAA Airworthiness Directive concerning certain wiring to the McDonnell Douglas MD-80 aircraft auxiliary hydraulic pump. American plans to challenge the proposed civil penalty.
On September 10, 2010, the FAA introduced a Notice of Proposed Rulemaking (NPRM) to change for all carriers certificated under Part 121 of the Federal Aviation Regulations the required amount and timing of rest periods for pilots between work assignments and that would modify duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. The Company is seeking clarification with the FAA of certain provisions of the proposed rule changes to determine if the new requirements could have a material adverse impact on the Company. The Company will continue to analyze the NPRM and assess the potential impact of the proposed changes, but cannot reasonably estimate the effect of the proposal at this time.
The Company’s ability to become consistently profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control. Certain risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A in the 2009 Form 10-K. Most of the Company’s largest domestic competitors and several smaller carriers have filed for bankruptcy in previous years and have used this process to significantly reduce contractual labor and other costs. Also, recent mergers involving some of the largest carriers in the industry, including carriers that have recently reorganized in bankruptcy, have resulted in the formation of larger competitors with more extensive route networks. In order to remain competitive and to improve its financial condition, the Company must continue to take steps to generate additional revenues and to reduce its costs. Although the Company has a number of initiatives underway to address its cost and revenue challenges, some of these initiatives involve changes to the Company’s business which it may be unable to implement. It has also become increasingly difficult to identify and implement significant revenue enhancement and cost savings initiatives. The adequacy and ultimate success of the Company’s initiatives to generate additional revenues and reduce costs cannot be assured. Moreover, whether the Company’s initiatives will be adequate or successful depends in large measure on factors beyond its control, notably the overall industry environment, including passenger demand, yield and industry capacity growth, and fuel prices. It will be very difficult for the Company to continue to fund its obligations on an ongoing basis, and to return to profitability, if the overall industry revenue environment does not improve substantially or if fuel prices were to persist at high levels for an extended period.

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
As of September 30, 2010, the Company is required to make scheduled principal payments of approximately $254 million on long-term debt and approximately $7.9 million in payments on capital leases, and the Company expects to spend approximately $488 million on capital expenditures, including aircraft commitments, for the remainder of 2010. The Company plans to meet these obligations and its other obligations with a combination of internally generated cash and external funding. However, the Company’s funding needs are subject to change due to the protracted recovery from the global economic downturn, rising fuel prices, the possibility of being required to post reserves under credit card processing agreements, and the obligation to post cash collateral on fuel hedging contracts and fund pension plan contributions, among other things. These factors may in the future negatively impact the Company’s liquidity.
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
In July of 2010, the Company entered into an amendment to Purchase Agreement No. 1977 with the Boeing Company to exercise rights to acquire additional Boeing 737-800 aircraft. Pursuant to the amendment, American exercised rights to purchase 35 Boeing 737-800 aircraft for delivery in 2011 and 2012. In conjunction with this transaction, American has arranged for backstop financing of the additional Boeing 737-800 aircraft deliveries, subject to certain terms and conditions.
As of September 30, 2010, American had twelve Boeing 737-800 aircraft purchase commitments for the remainder of 2010 and 43 Boeing 737-800 aircraft purchase commitments in 2011 and 2012.

In addition to these aircraft purchase commitments, American had firm purchase commitments for eleven Boeing 737-800 aircraft and seven Boeing 777 aircraft scheduled to be delivered in 2013 through 2016. American also previously announced plans (subject to certain reconfirmation rights) to acquire 42 Boeing 787-9 aircraft, with the right to acquire an additional 58 Boeing 787-9 aircraft. American has selected GE Aviation as the exclusive provider of engines for its expected order of Boeing 787-9 aircraft.
As of September 30, 2010, payments for the above purchase commitments will approximate $376 million in the remainder of 2010, $707 million in 2011, $951 million in 2012, $557 million in 2013, $225 million in 2014, and $248 million for 2015 and beyond. These amounts are net of purchase deposits currently held by the manufacturers.
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
Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of American’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of September 30, 2010, the Company was not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.

Pension Funding Obligation
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004 and the Pension Protection Act of 2006. In June of 2010, President Obama signed the Relief Act into law. The Relief Act provides for temporary, targeted funding relief (subject to certain terms and conditions) for single employer and multiemployer pension plans that suffered significant losses in asset value due to the steep market slide in 2008. Under the Relief Act, the Company’s 2010 minimum contribution to its defined benefit pension plans was reduced from $525 million to approximately $460 million, which has been completed as of the date of this filing. The Company estimates its 2011 minimum required contribution to its defined benefit pension plans to be approximately $520 million. This estimate is subject to change based on final plan asset values as of December 31, 2010.
Cash Flow Activity
At September 30, 2010, the Company had $4.5 billion in unrestricted cash and short-term investments, which is an increase of $159 million from the balance as of December 31, 2009. Net cash provided by operating activities in the nine-month period ended September 30, 2010 was $953 million, which was comparable to $779 million over the same period in 2009, which reflects an improved operating environment in 2010.
The Company made scheduled debt and capital lease payments of $645 million and invested $1.2 million in capital expenditures in the first nine months of 2010. Capital expenditures primarily consisted of new aircraft and certain aircraft modifications.
During the nine months ended September 30, 2010, the Company entered into previously arranged loans of approximately $215 million secured by various aircraft. The Company also entered into $901 million of previously announced sale leaseback financings of certain aircraft.
In the past, the Company has from time to time refinanced, redeemed or repurchased its debt and taken other steps to reduce its debt or lease obligations or otherwise improve its balance sheet. Going forward, depending on market conditions, its cash positions and other considerations, the Company may continue to take such actions.
War-Risk Insurance
The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines through December 31, 2010, covering losses to employees, passengers, third parties and aircraft. If the U.S. government were to cease providing such insurance in whole or in part, it is likely that the Company could obtain comparable coverage in the commercial market, but the Company would incur substantially higher premiums and more restrictive terms. There can be no assurance that comparable war-risk coverage will be available in the commercial market. If the Company is unable to obtain adequate war-risk coverage at commercially reasonable rates, the Company would be adversely affected.

RESULTS OF OPERATIONS
For the Nine Months Ended September 30, 2010 and 2009
Revenues
The Company’s revenues increased approximately $1.7 billion, or 11.7 percent, to $16.6 billion in the first nine months of 2010 from the same period last year. American’s passenger revenues increased by 11.8 percent, or $1.3 billion, on essentially static capacity (available seat mile) (ASM). American’s passenger load factor increased 1.5 points to 82.0 percent while passenger yield increased by 9.5 percent to 13.30 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 11.5 percent to 10.91 cents. Following is additional information regarding American’s domestic and international RASM and capacity:

	Nine Months Ended September 30, 2010
	RASM	Y-O-Y	ASMs	Y-O-Y
	(cents)	Change	(billions)	Change
DOT Domestic	10.79	10.1%	70.1	0.0%
International	11.09	13.8	45.1	0.6
DOT Latin America	11.56	8.5	22.0	2.2
DOT Atlantic	10.77	20.5	17.7	(2.9)
DOT Pacific	10.23	15.4	5.4	7.0
The Company’s Regional Affiliates include two of AMR’s wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and an independent carrier with which American has a capacity purchase agreement, Chautauqua Airlines, Inc. (Chautauqua).
Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $223 million, or 14.9 percent, to $1.7 billion as a result of higher yield and increased traffic. Regional Affiliates’ traffic increased 4.0 percent to 6.4 billion revenue passenger miles (RPMs), on a capacity increase of 3.2 percent to 9.0 billion ASMs, resulting in approximately a one-half point increase in the passenger load factor to 71.9 percent.
Other revenues increased 6.0 percent, or $102 million, to $1.8 billion due to increases in baggage and AAdvantage partner revenues.

Operating Expenses
The Company’s total operating expenses increased 5.6 percent, or $869 million, to $16.4 billion in the nine months of 2010 compared to the same period in 2009. The Company’s operating expenses per ASM increased 5.1 percent to 12.56 cents compared to the nine months ended September 30, 2009. These increases are due primarily to increased fuel prices in 2010 compared to 2009.

	Nine Months
	Ended
(in millions)	September 30,	Change	Percentage
Operating Expenses	2010	from 2009	Change
Wages, salaries and benefits	$4,683	38	0.8%
Aircraft fuel	4,258	562	15.2 (a)
Regional payments to AMR Eagle	1,645	162	10.9 (b)
Other rentals and landing fees	956	41	4.5
Maintenance, materials and repairs	822	60	7.9 (c)
Depreciation and amortization	696	(18)	(2.5)
Commissions, booking fees and credit card expense	739	93	14.4 (d)
Aircraft rentals	430	46	12.0
Food service	365	0	0.0
Special charges	—	(100)	(100.0)
Other operating expenses	1,848	(15)	(0.8)

Total operating expenses	$16,442	869	5.6%

(a)
Aircraft fuel expense increased primarily due to a 16.4 percent increase in the Company’s price per gallon of fuel (net of the impact of fuel hedging). The Company recorded $123 million and $518 million in net losses on its fuel hedging contracts for the nine months ended September 30, 2010 and September 30, 2009, respectively.

(b)	Regional payments to AMR Eagle expense increased in conjunction with the 14.9 percent increase in Regional Affiliates’ passenger revenue.

(c)	Maintenance, materials and repairs increased due to the timing of materials and repairs expenses.

(d)	Commissions, booking fees and credit card expense increased 14.4 percent primarily in conjunction with the 11.7 percent increase in the Company’s revenues.
Other Income (Expense)
Interest income decreased $6 million due to decreased interest rates. Interest expense increased $79 million as a result of an increase in the Company’s long-term debt balance.
Income Tax
The Company did not record a net tax provision (benefit) associated with its loss for the nine months ending September 30, 2010 or September 30, 2009 due to the Company providing a valuation allowance, as discussed in Note 4 to the condensed consolidated financial statements. In 2009, the Company recorded an income tax expense credit of approximately $29 million resulting from the Company’s election under Section 3081 of the Housing and Economic Recovery Act of 2008 (as extended by Section 1201(b) of the American Recovery and Reinvestment Act of 2009), allowing corporations a refund of certain research and alternative minimum tax (AMT) credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments.

Regional Affiliates
The following table summarizes the combined capacity purchase activity for the American Connection carriers and AMR Eagle for the nine months ended September 30, 2010 and 2009 (in millions):

	Nine Months Ended
	September 30,
	2010	2009
Revenues:
Regional Affiliates	1,716	1,493
Other	112	102

	1,828	1,595

Expenses:
Regional payments	1,692	1,575
Other incurred expenses	275	260

	1,967	1,835

In addition, passengers connecting to American’s flights from American Connection and AMR Eagle flights generated passenger revenues for American flights of $1.3 billion and $1.1 billion in the first nine months of 2010 and 2009, respectively, which are included in Revenues — Passenger in the consolidated statements of operations.
Outlook
The Company currently expects capacity for American’s mainline jet operations to increase by approximately 3.4 percent in the fourth quarter of 2010 versus the fourth quarter of 2009. American’s mainline capacity for the full year 2010 is expected to increase approximately one percent from 2009. The Company plans to continue to exercise capacity discipline in 2011, and mainline capacity is expected to increase approximately 3.5 percent from 2010, predominantly in international markets.
The Company expects fourth quarter 2010 mainline unit costs to decrease approximately 3.5 percent year over year. Full-year mainline unit costs are expected to increase approximately three percent in 2010 compared to 2009 due to higher fuel costs recorded in 2010 compared to 2009, higher revenue-related expenses (such as booking fees and commissions) and financing costs related to Boeing 737-800 and other aircraft deliveries.
The Company’s results are significantly affected by the price of jet fuel, which is in turn affected by a number of factors beyond the Company’s control. Although fuel prices have abated considerably from the record high prices recorded in July 2008, they have steadily increased since 2009 and remain high and extremely volatile by historical standards. In addition, industry-wide capacity may increase as the economy continues to recover from the global recession. If industry capacity increases and if consumer demand does not continue to pace those increases, the Company, and the airline industry as a whole, could be negatively impacted.

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
Aircraft Fuel The Company’s earnings are substantially affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using heating oil hedging contracts. Market risk is estimated as a hypothetical ten percent increase in the September 30, 2010 cost per gallon of fuel. Based on projected fuel usage for the next twelve months, such an increase would result in an increase to Aircraft fuel expense of approximately $510 million, inclusive of the impact of effective fuel hedge instruments outstanding at September 30, 2010, and assumes the Company’s fuel hedging program remains effective. Comparatively, based on projected 2010 fuel usage, such an increase would have resulted in an increase to aircraft fuel expense of approximately $445 million in the twelve months ended December 31, 2009, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2009. The change in market risk is primarily due to the increase in fuel prices.
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
As of September 30, 2010, the Company had cash flow hedges with heating oil collars covering approximately 40 percent of its estimated remaining 2010 fuel requirements. The consumption hedged for the remainder of 2010 is capped at an average price of approximately $2.33 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $1.77 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs). A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.

Item 4. Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2009. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010. During the quarter ending on September 30, 2010, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
Between April 3, 2003 and June 5, 2003, three lawsuits were filed by travel agents against American, other airline defendants, and in one case, Orbitz LLC. One of the three cases has been dismissed with prejudice. The remaining cases are Tam Travel et. al., v. Delta Air Lines et. al., in the United States District Court for the Northern District of California, San Francisco, and Swope Travel et al. v. Orbitz et. al. in the United States District Court for the Eastern District of Texas, Beaumont Division. The cases were consolidated for pre-trial purposes in the United States District Court for the Northern District of Ohio, Eastern Division. The plaintiffs seek damages and injunctive relief, alleging that the airline defendants and Orbitz LLC: (i) conspired to prevent travel agents from acting as effective competitors in the distribution of airline tickets to passengers in violation of Section 1 of the Sherman Act; (ii) conspired to monopolize the distribution of common carrier air travel between airports in the United States in violation of Section 2 of the Sherman Act; and (iii) the airline defendants conspired to reduce commissions paid to U.S.-based travel agents in violation of Section 1 of the Sherman Act. On October 29, 2007, the court dismissed all actions. The Swope plaintiffs and the remaining defendants, including American, have agreed to terms for settling the case for a nominal amount. The Tam plaintiffs appealed the court’s decision, and on October 2, 2009, the Sixth Circuit Court of Appeals affirmed the lower court decision. The Tam plaintiffs have filed a petition for writ of certiorari with the U.S. Supreme Court. American continues to vigorously defend the case. A final adverse court decision awarding substantial money damages or placing material restrictions on the Company’s distribution practices would have a material adverse impact on the Company.
On February 14, 2006, the Antitrust Division of the United States Department of Justice (DOJ) served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges. On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges. On March 11, 2008, the Company received a request for information from the Swiss Competition Commission concerning, among other things, the scope and organization of the Company’s activities in Switzerland. On June 27, 2007 and October 31, 2007, the Company received requests for information from the Australian Competition and Consumer Commission seeking information regarding fuel surcharges imposed by the Company on cargo shipments to and from Australia and regarding the structure of the Company’s cargo operations. On September 1, 2008, the Company received a request from the Korea Fair Trade Commission seeking information regarding cargo rates and surcharges and the structure of the Company’s activities in Korea. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company’s cargo facilities in Sao Paulo, Brazil. On April 24, 2008, the Brazilian competition authorities charged the Company with violating Brazilian competition laws. On December 31, 2009, the Brazilian competition authorities made a non-binding recommendation to the Brazilian competition tribunal that it find the Company in violation of competition laws. The authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments. The Company is vigorously contesting the allegations and the preliminary findings of the Brazilian competition authorities. On December 19, 2006 and June 12, 2007, the Company received requests for information from the European Commission seeking information regarding the Company’s corporate structure, and revenue and pricing announcements for air cargo shipments to and from the European Union. On December 18, 2007, the European Commission issued a Statement of Objection (SO) against 26 airlines, including the Company. The SO alleges that these carriers participated in a conspiracy to set surcharges on cargo shipments in violation of EU law. The SO states that, in the event that the allegations in the SO are affirmed, the Commission will impose fines against the Company. The Company intends to vigorously contest the allegations and findings in the SO under EU laws, and it intends to cooperate fully with all other pending investigations. In the event that the SO is affirmed or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company. Forty-five purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges on cargo shipments.

These cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Eastern District of New York as In re Air Cargo Shipping Services Antitrust Litigation, 06-MD-1775 on June 20, 2006. Plaintiffs are seeking trebled money damages and injunctive relief. To facilitate a settlement on a class basis, the company agreed to be named in a separate class action complaint, which was filed on July 26, 2010. The settlement of that complaint, in which the company does not admit and denies liability, was given preliminary approval by the court on September 8, 2010. The settlement has not yet received final approval, and members of the class could opt out and sue the Company. Any adverse judgment could have a material adverse impact on the Company. Also, on January 23, 2007, the Company was served with a purported class action complaint filed against the Company, American, and certain foreign and domestic air carriers in the Supreme Court of British Columbia in Canada (McKay v. Ace Aviation Holdings, et al.). The plaintiff alleges that the defendants violated Canadian competition laws by illegally conspiring to set prices and surcharges on cargo shipments. The complaint seeks compensatory and punitive damages under Canadian law. On June 22, 2007, the plaintiffs agreed to dismiss their claims against the Company. The dismissal is without prejudice and the Company could be brought back into the litigation at a future date. If litigation is recommenced against the Company in the Canadian courts, the Company will vigorously defend itself; however, any adverse judgment could have a material adverse impact on the Company.
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
The following exhibits are included herein:
12	Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 2010 and 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101
The following materials from American Airlines, Inc Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AIRLINES, INC
Date: October 20, 2010	BY:	/s/ Isabella D. Goren
Isabella D. Goren
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)