Form 10-Q
period 2011-03-31
AMERICAN AIRLINES INC
filed 2011-04-20
CIK 4515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
[✓]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2011.
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

☐ Large Accelerated Filer	☐ Accelerated Filer	☑ Non-Accelerated Filer (Do not check if a smaller reporting company)	☐ Smaller Reporting Company
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
Common Stock, $1 par value - 1,000 shares as of April 15, 2011.

INDEX
AMERICAN AIRLINES, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements	1

Consolidated Statements of Operations -- Three months ended March 31, 2011 and 2010	1

Condensed Consolidated Balance Sheets -- March 31, 2011 and December 31, 2010	2

Condensed Consolidated Statements of Cash Flows -- Three months ended March 31, 2011 and 2010	3

Notes to Condensed Consolidated Financial Statements -- March 31, 2011	4

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

Item 4. Controls and Procedures	24

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 6. Exhibits	27

SIGNATURE	28
EX-10.1A
EX-10.1B
EX-10.1C
EX-10.2A
EX-10.2B
EX-10.2C
EX-10.2D
EX-10.2E
EX-10.2F
EX-10.2G
EX-10.2H
EX-12
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
AMERICAN AIRLINES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2011	2010
Revenues
Passenger	$4,134	$3,831
Regional Affiliates	577	498
Cargo	169	154
Other revenues	647	580

Total operating revenues	5,527	5,063

Expenses
Aircraft fuel	1,638	1,330
Wages, salaries and benefits	1,557	1,550
Regional payments to AMR Eagle	604	516
Other rentals and landing fees	318	320
Maintenance, materials and repairs	244	284
Commissions, booking fees and credit card expense	256	234
Depreciation and amortization	234	230
Aircraft rentals	163	132
Food service	121	115
Other operating expenses	658	674

Total operating expenses	5,793	5,385

Operating Loss	(266)	(322)

Other Income (Expense)
Interest income	6	5
Interest expense	(158)	(167)
Interest capitalized	7	9
Related party interest - net	(4)	(3)
Miscellaneous - net	(16)	(11)

	(165)	(167)

Loss Before Income Taxes	(431)	(489)
Income tax	-	-

Net Loss	$(431)	$(489)

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	March 31,	December 31,
	2011	2010
Assets
Current Assets
Cash	$281	$165
Short-term investments	5,510	4,322
Restricted cash and short-term investments	455	450
Receivables, net	902	719
Inventories, net	545	542
Fuel derivative contracts	693	269
Other current assets	344	277

Total current assets	8,730	6,744

Equipment and Property
Flight equipment, net	9,582	9,815
Other equipment and property, net	2,115	2,170
Purchase deposits for flight equipment	497	355

	12,194	12,340

Equipment and Property Under Capital Leases
Flight equipment, net	310	194
Other equipment and property, net	48	49

	358	243

International slots and route authorities	708	708
Domestic slots and airport operating and gate lease rights, less accumulated amortization, net	206	212
Other assets	2,188	2,175

	$24,384	$22,422

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$1,191	$1,073
Accrued liabilities	2,208	1,955
Air traffic liability	4,290	3,656
Payable to affiliates, net	2,850	2,955
Current maturities of long-term debt	1,566	1,468
Current obligations under capital leases	100	107

Total current liabilities	12,205	11,214

Long-term debt, less current maturities	6,918	6,095
Obligations under capital leases, less current obligations	588	497
Pension and postretirement benefits	7,926	7,876
Other liabilities, deferred gains and deferred credits	3,082	3,076

Stockholder’s Equity
Common stock	-	-
Additional paid-in capital	3,990	3,981
Accumulated other comprehensive loss	(2,442)	(2,865)
Accumulated deficit	(7,883)	(7,452)
	(6,335)	(6,336)

	$24,384	$22,422

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Three Months Ended March 31,
	2011	2010

Net Cash Provided by Operating Activities	$672	$405

Cash Flow from Investing Activities:
Capital expenditures	(252)	(306)
Net (increase) decrease in short-term investments	(1,188)	(111)
Net (increase) decrease in restricted cash and short-term investments	(5)	-
Proceeds from sale of equipment and property	(7)	1
Cash collateral on spare parts financing	-	-

Net cash provided by (used for) investing activities	(1,452)	(416)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(171)	(181)
Proceeds from:
Issuance of debt and sale leaseback transactions	1,172	297
Reimbursement from construction reserve account	-	1
Funds transferred to affiliates, net	(105)	(70)

Net cash provided by (used for) financing activities	896	47

Net increase (decrease) in cash	116	36
Cash at beginning of period	165	149

Cash at end of period	$281	$185

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. American Airlines, Inc. (American or the Company) is a wholly owned subsidiary of AMR Corporation (AMR). The condensed consolidated financial statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes included in the American Airlines, Inc. Annual Report on Form 10-K filed on February 16, 2011 (2010 Form 10-K).

2.
As of March 31, 2011, American had 15 Boeing 737-800 aircraft purchase commitments for the remainder of 2011 and 28 Boeing 737-800 aircraft purchase commitments in 2012 and, in addition to those commitments, American had firm commitments for eleven Boeing 737-800 aircraft and seven Boeing 777-200ER aircraft scheduled to be delivered in 2013 through 2016. During the first quarter of 2011, the Company amended Purchase Agreement No. 1980 with Boeing and exercised rights to acquire four Boeing 777-300ER aircraft, including two scheduled for delivery in 2012 and two scheduled for delivery in 2013. In April 2011, the Company exercised rights to acquire a fifth Boeing 777-300ER aircraft, which is scheduled for delivery in 2013. In 2008, American entered into a purchase agreement with Boeing (subject to certain reconfirmation rights) to acquire 42 Boeing 787-9 aircraft, with the right to acquire an additional 58 Boeing 787-9 aircraft. The first such Boeing 787-9 aircraft is currently scheduled to be delivered (subject to certain confirmation rights) in 2014. American has selected GE Aviation as the exclusive provider of engines for its expected order of Boeing 787-9 aircraft.

As of March 31, 2011, payments for the above purchase commitments under these arrangements will approximate $820 million in the remainder of 2011, $1.2 billion in 2012, $580 million in 2013, $290 million in 2014, $169 million in 2015, and $80 million for 2016. These amounts are net of purchase deposits currently held by the manufacturers. American has granted Boeing a security interest in American’s purchase deposits with Boeing. The Company’s purchase deposits totaled $497 million at March 31, 2011.

3.
Accumulated depreciation of owned equipment and property at March 31, 2011 and December 31, 2010 was $9.9 billion and $9.8 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 2011 and December 31, 2010 was $519 million and $579 million, respectively.

4.
The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The Company’s deferred tax asset valuation allowance remained approximately the same during the three months ended March 31, 2011 at $3.6 billion as of March 31, 2011, including the impact of comprehensive income for the three months ended March 31, 2011 and changes from other adjustments.

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

5.	Long-term debt consisted of (in millions):

	March 31,	December 31,
	2011	2010

Secured variable and fixed rate indebtedness due through 2021 (effective rates from 2.28% - 13.00% at March 31, 2011)	$3,884	$3,002
Enhanced equipment trust certificates due through 2019 (rates from 3.85% - 12.00% at March 31, 2011)	2,040	2,002
6.00% - 8.50% special facility revenue bonds due through 2036	1,642	1,641

AAdvantage Miles advance purchase (net of discount of $110 million) (effective rate 8.30%)	890	890
Other	28	28

	8,484	7,563

Less current maturities	1,566	1,468

Long-term debt, less current maturities	$6,918	$6,095

The Company’s future long-term debt and operating lease payments have changed as its ordered aircraft are delivered and such deliveries have been financed. As of March 31, 2011, maturities of long-term debt (including sinking fund requirements) for the next five years are: remainder of 2011 – $1.9 billion, 2012 – $1.4 billion, 2013 – $714 million, 2014 – $693 million, and 2015 – $447. The 2011 amount includes approximately $600 million that was refinanced in January 2011 as described below and thus is excluded from current maturities. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2011, were: remainder of 2011 – $853 million, 2012 – $1.1 billion, 2013 – $966 million, 2014 – $825 million, 2015 – $668 million, and 2016 and beyond – $6.0 billion.

As of March 31, 2011, American had issued guarantees covering approximately $854 million of AMR’s unsecured debt (and interest thereon). In addition, as of March 31, 2011, AMR and American had issued guarantees covering approximately $193 million of AMR Eagle’s secured debt (and interest thereon).

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

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

Interest of 5.25% and 7.00% per annum on the issued and outstanding Series A equipment notes and Series B equipment notes, respectively, will be payable semiannually on January 31 and July 31 of each year, commencing on July 31, 2011, and principal on such equipment notes is scheduled for payment on January 31 and July 31 of certain years, commencing on July 31, 2011. The payment obligations of American under the equipment notes will be fully and unconditionally guaranteed by AMR Corporation. Approximately $47 million of the proceeds from sale of the Certificates were received by American as of March 31, 2011, in exchange for equipment notes secured by three 737-823 aircraft. Approximately $483 million, $24 million, and $103 million from the sale of Certificates are expected to be received in the second, third, and fourth quarter of 2011, respectively.

In March 2011, American issued $1 billion aggregate principal amount of senior secured notes due 2016 (the Senior Secured Notes) guaranteed by AMR. The Senior Secured Notes bear interest at a rate of 7.50% per annum, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. As is customary for financings of this nature, the indebtedness evidenced by the Senior Secured Notes may be accelerated upon the occurrence of events of default under the related indenture. The Senior Secured Notes are senior secured obligations of American and unconditionally guaranteed on an unsecured basis by AMR. Subject to certain limitations and exceptions, the Senior Secured Notes are secured by certain of American’s landing and takeoff slots on routes between the United States and London’s Heathrow Airport and between the United States and certain Asia airports, and airport gate leaseholds utilized in connection with these routes.

American, at its option, may redeem some or all of the Senior Secured Notes at any time on or after March 15, 2013, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, at any time prior to March 15, 2013, American, at its option, may redeem some or all of the Senior Secured Notes at a redemption price equal to 100% of their principal amount plus a “make-whole” premium and accrued and unpaid interest, if any. In addition, at any time prior to March 15, 2014, American, at its option, may redeem (1) up to 35% of the aggregate principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at a redemption price of 107.5% of their principal amount, plus accrued and unpaid interest, if any, and (2) during any 12-month period, up to 10% of the original aggregate principal amount of the Senior Secured Notes at a redemption price of 103% of their principal amount, plus accrued and unpaid interest, if any. If American sells certain assets or if a “change of control” (as defined in the indenture) occurs, American must offer to repurchase the Senior Secured Notes at prices specified in the indenture.

The indenture for the Senior Secured Notes includes covenants that, among other things, limit the ability of the Company and its subsidiaries to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends. In addition, if American fails to maintain a collateral ratio of 1.5 to 1.0, American must pay additional interest on the notes at the rate of 2% per annum until the collateral coverage ratio equals at least 1.5 to 1.0.

In 2010, American and Japan Airlines (JAL) entered into a Joint Business Agreement (JBA) to enhance their scope of cooperation on routes between North America and Asia through adjustments to their respective networks, flight schedules, and other business activities. American and JAL began implementing the JBA on April 1, 2011.

American and JAL entered into a Revenue Sharing Agreement, effective April 1, 2011, as envisaged by the JBA. The agreement provides for shared revenues, expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas. Under this agreement, American has also given JAL a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following implementation of the JBA, subject to certain terms and conditions. The amount required to be paid by the Company under the guarantee will not exceed $100 million in any of such years. Due to various uncertainties, including uncertainties as a result of the earthquake and tsunami that impacted Japan in March 2011, the Company is still evaluating the fair value of the guarantee, which will be recorded upon the effective date. The amount, if any, that the Company may ultimately be required to pay under the guarantee is not estimable at this time.

Almost all of the Company’s aircraft assets (including aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) are encumbered.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(Unaudited)

6.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. The Company’s fuel derivative contracts, which consist primarily of heating oil option and collar contracts, are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2011.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of March 31, 2011

Description	Total	Level 1	Level 2	Level 3

Short term investments [1,2]
Money market funds	$648	$648	$-	$-
Government agency investments	577	-	577	-
Repo investments	1,488	-	1,488	-
Corporate obligations	884	-	884	-
Bank notes/Certificates of deposit/Time deposit	1,913	-	1,913	-

	5,510	648	4,862	-

Restricted cash and short-term investments [1]	455	455	-	-
Fuel derivative contracts [1]	693	-	693	-
Fuel derivative liability [1]	-	-	-	-

Total	$6,658	$1,103	$5,555	$-

1 Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) (OCI) at each measurement date.
2 The majority of the Company’s short-term investments mature in one year or less except for $412 million of Bank notes/Certificates of deposit/Time deposits, $577 million of U.S. Government agency investments and $512 million of Corporate obligations which have maturity dates exceeding one year.
No significant transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2011. The Company’s policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.

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

The carrying value and estimated fair values of the Company’s long-term debt, including current maturities, were (in millions):

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Secured variable and fixed rate indebtedness	$3,884	$3,948	$3,002	$2,907
Enhanced equipment trust certificates	2,040	2,143	2,002	2,127
6.0% - 8.5% special facility revenue bonds	1,642	1,629	1,641	1,657
AAdvantage Miles advance purchase	890	905	890	903
Other	28	28	28	28

	$8,484	$8,653	$7,563	$7,622

7.	The following tables provide the components of net periodic benefit cost for the three months ended March 31, 2011 and 2010 (in millions):

			Retiree Medical and Other
	Pension Benefits		Benefits
	2011	2010	2011	2010

Components of net periodic benefit cost

Service cost	$95	$93	$15	$15
Interest cost	190	185	44	42
Expected return on assets	(163)	(149)	(5)	(4)
Amortization of:
Prior service cost	4	4	(7)	(5)
Unrecognized net (gain) loss	37	37	(2)	(2)

Net periodic benefit cost	$163	$170	$45	$46

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA), the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act (Relief Act) of 2010. Under the Relief Act, the Company’s estimates its 2011 minimum required contribution to its defined benefit pension plans to be approximately $520 million. The Company contributed $89 million to its defined benefit pension plans during the first quarter of 2011 and $99 million on April 15, 2011.

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

The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of March 31, 2011:

	Aircraft	Facility
	Charges	Exit Costs	Total

Remaining accrual at December 31, 2010	$59	$27	$86
Capacity reduction charges	-	-	-
Non-cash charges	-	-	-

Adjustments	(1)	-	(1)
Payments	(15)	(1)	(16)

Remaining accrual at March 31, 2011	$43	$26	$69

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.
9.
As part of the Company’s risk management program, it uses a variety of financial instruments, primarily heating oil option and collar contracts, as cash flow hedges to mitigate commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes. As of March 31, 2011, the Company had fuel derivative contracts outstanding covering 29 million barrels of jet fuel that will be settled over the next 21 months. A deterioration of the Company’s liquidity and financial position may negatively affect the Company’s ability to hedge fuel in the future.

For the quarters ended March 31, 2011 and 2010, the Company recognized a decrease and an increase of approximately $90 million and $45 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. The net fair value of the Company’s fuel hedging agreements at March 31, 2011 and December 31, 2010, representing the amount the Company would receive upon termination of the agreements (net of settled contract assets), totaled $623 million and $257 million, respectively.

AMERICAN AIRLINES, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED) (Unaudited)
The impact of cash flow hedges on the Company’s consolidated financial statements is depicted below (in millions):

Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges)

Asset Derivatives as of				Liability Derivatives as of
March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
Balance		Balance		Balance		Balance
Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
Location	Value	Location	Value	Location	Value	Location	Value

Fuel derivative		Fuel derivative		Fuel derivative		Fuel derivative
contracts	$693	contracts	$269	liability	$-	liability	$-
Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges)

Amount of Gain			Amount of Gain			Amount of Gain
(Loss)			(Loss)			(Loss)
Recognized in		Location of Gain	Reclassified from		Location of Gain	Recognized in
OCI on		(Loss) Reclassified	Accumulated OCI		(Loss) Recognized	Income on
Derivative[1] as of		from Accumulated	into Income [1,3] as		in Income on	Derivative [2,3] as
March 31,		OCI into Income [1,3]	of March 31,		Derivative [2,3]	of March 31,
2011	2010		2011	2010		2011	2010

$ 475	$ 4	Aircraft Fuel	$ 87	$ (46)	Aircraft Fuel	$ 3	$ 1

[1]	Effective portion of gain (loss)

[2]	Ineffective portion of gain (loss)

[3]	Does not include expense allocated to AMR Eagle

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

As of March 31, 2011, the Company had received cash collateral of $388 million which is included in short-term investments.

The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive income. For the three month periods ended March 31, 2011 and 2010, comprehensive income (loss) was $(9) million and ($399) million, respectively. The difference between net earnings (loss) and comprehensive income (loss) for the three month periods ended March 31, 2011 and 2010 is due primarily to the accounting for the Company’s derivative financial instruments and the actuarial loss on the pension benefit obligation of the Company’s pension plans.

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
Guidance given in this report regarding capacity, fuel consumption, fuel prices, fuel hedging and unit costs are forward-looking statements. Forward-looking statements are subject to a number of factors that could cause the Company’s actual results to differ materially from the Company’s expectations. The following factors, in addition to other possible factors not listed, could cause the Company’s actual results to differ materially from those expressed in forward-looking statements: the materially weakened financial condition of the Company, resulting from its significant losses in recent years; weak demand for air travel and lower investment asset returns resulting from the severe global economic downturn; the Company’s need to raise substantial additional funds and its ability to do so on acceptable terms; the potential requirement for the Company to maintain reserves under its credit card processing agreements, which could materially adversely impact the Company’s liquidity; the ability of the Company to generate additional revenues and reduce its costs; continued high and volatile fuel prices and further increases in the price of fuel, and the availability of fuel; the resolution of pending litigation with certain global distribution systems and business discussions with certain on-line travel agents; the Company’s substantial indebtedness and other obligations; the ability of the Company to satisfy certain covenants and conditions in certain of its financing and other agreements; changes in economic and other conditions beyond the Company’s control, and the volatile results of the Company’s operations; the fiercely and increasingly competitive business environment faced by the Company; potential industry consolidation and alliance changes; competition with reorganized carriers; low fare levels by historical standards and the Company’s reduced pricing power; changes in the Company’s corporate or business strategy; extensive government regulation of the Company’s business; conflicts overseas or terrorist attacks; uncertainties with respect to the Company’s international operations; outbreaks of a disease (such as SARS, avian flu or the H1N1 virus) that affects travel behavior; labor costs that are higher than those of the Company’s competitors; uncertainties with respect to the Company’s relationships with unionized and other employee work groups; increased insurance costs and potential reductions of available insurance coverage; the Company’s ability to retain key management personnel; potential failures or disruptions of the Company’s computer, communications or other technology systems; losses and adverse publicity resulting from any accident involving the Company’s aircraft; interruptions or disruptions in service at one or more of the Company’s primary market airports; the heavy taxation of the airline industry; and changes in the price of the Company’s common stock. The Risk Factors contained in the Company’s Securities and Exchange Commission filings, including the 2010 Form 10-K, could cause the Company’s actual results to differ materially from historical results and from those expressed in forward-looking statements.
Recent Events
The Company continued its strategy outlined in FlightPlan 2020 by implementing its plans for the JBA with JAL. On April 1, 2011, American and JAL launched the JBA to enhance their scope of cooperation on routes between North America and Asia through adjustments to their respective networks, flight schedules, and other business activities.
American and JAL entered into a Revenue Sharing Agreement, effective April 1, 2011, as envisaged by the JBA. The agreement provides for shared revenues, expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas. Under this agreement, American has also given JAL a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following implementation of the JBA, subject to certain terms and conditions. The Company’s guarantee will not exceed $100 million in any of such years. Due to various uncertainties, including uncertainties as a result of the earthquake and tsunami that impacted Japan in March 2011, the Company is still evaluating the fair value of the guarantee, which will be recorded upon the effective date. The amount, if any, that the Company may ultimately be required to pay under the guarantee is not estimable at this time.

The Company and its subsidiaries closed on $1.7 billion of financing in the first quarter, thereby strengthening its liquidity position. (See “Significant Indebtedness and Future Financings” under “Liquidity and Capital Resources”).
In June 2010, AMR reiterated its intent to evaluate the possible divestiture of AMR Eagle, its wholly-owned regional carrier. AMR continues to evaluate both the desirability and the form of a divestiture, which may include a spin-off to AMR shareholders, a sale to a third party, or some other form of separation. The AMR Eagle fleet is operated to feed passenger traffic to American pursuant to a capacity purchase agreement between American and AMR Eagle under which American receives all passenger revenue from AMR Eagle flights and pays AMR Eagle a fee for each flight. The capacity purchase agreement reflects what AMR believes are current market rates received by other regional carriers for similar flying. Amounts paid to AMR Eagle under the capacity purchase agreement are available to pay for various operating expenses of AMR Eagle, such as crew expenses, maintenance, aircraft ownership (including the debt service on the loans made to finance the AMR Eagle fleet of jet aircraft), and aircraft lease payments for the AMR Eagle fleet of turboprop aircraft. Any divestiture of AMR Eagle could involve the restructuring of some or all of AMR Eagle’s assets and liabilities, and the assumption of certain of AMR Eagle’s liabilities by American. If AMR were to decide to pursue a divestiture of AMR Eagle, no prediction can be made as to whether any such divestiture would be completed, and the completion of any divestiture transaction and its timing would depend upon a number of factors, including general economic, industry and financial market conditions, as well as the ultimate form and structure of the divestiture. In addition, no prediction can be made as to the potential impacts on AMR or American of any divestiture of AMR Eagle due to, among others, uncertainties regarding the form and structure of any divestiture, the potential restructuring of assets and liabilities, and the nature and scope of any resulting amendments to the capacity purchase agreement between American and AMR Eagle.

Contingencies
The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of the litigation (except as noted in “Legal Proceedings” in Part II, Item 1) and claims will not materially affect the Company’s consolidated financial position or results of operations. When appropriate, the Company accrues for these contingencies based on its assessments of the likely outcomes of the related matters. The amounts of these contingencies could increase or decrease in the near term, based on revisions to those assessments.
GDS Discussion
Over the past several years, American has been developing a direct connection technology, designed to distribute its fare content and bookings capability directly to travel agents in order to achieve greater efficiencies, cost savings, and technological advances in the distribution of the Company’s services. Historically, approximately 60% of American’s bookings are booked through travel agencies, which typically use one or more global distribution systems, or GDSs, to view fare content from American and other industry participants. American is currently in litigation with two of the GDSs, Sabre and Travelport, and has held discussions with two large online travel agencies, Orbitz and Expedia, related to American’s efforts to implement its direct connection technology.
On November 5, 2010, Travelport, the GDS used by Orbitz, filed a lawsuit against American seeking a ruling that a notice of termination delivered by American to Orbitz breached American’s content distribution agreement with Travelport. Subsequently, on December 3, 2010, Travelport doubled the booking fees it charges American for some international point-of-sale bookings through Travelport. In response to Travelport’s price increases, the Company sought to recoup some of its costs through a surcharge imposed on agencies using Travelport’s high cost GDS. Travelport improperly incorporated this surcharge into the American fares displayed by its system. American believes that these actions violated the terms of our agreement and filed counterclaims against Travelport. There can be no assurance as to the outcome of the lawsuit filed by Travelport or on our counterclaims. We are vigorously pursuing our counterclaims and rights in the litigation.
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
On December 31, 2010, American’s agreement with Expedia expired, and Expedia discontinued selling American tickets on its website. Prior to expiration of that agreement, approximately 5.4% of American’s passenger revenue, on an annualized basis, was booked through Expedia. On April 4, 2011, American and Expedia entered into a memorandum of understanding (MOU) allowing the companies to resume doing business together. Access to fares and schedule information of American was restored on Expedia. Pursuant to the MOU, Expedia said it plans to access American’s fares, schedules, and customized travel products and services via American’s direct connect link by using aggregation technology provided by a GDS. The parties agreed to negotiate in good faith towards a definitive agreement, but there can be no assurance as to a final agreement being reached.
On April 12, 2011, the Company filed an antitrust lawsuit against Travelport and Orbitz in Federal District Court for the Northern District of Texas. The lawsuit alleges that Travelport has engaged in anticompetitive practices to preserve its monopoly power over American’s ability to distribute its products through Travelport subscribers. The lawsuit further alleges that these actions have prevented American from employing new competing technologies and has allowed Travelport to continue to charge American supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. American intends to vigorously pursue these claims, but there can be no assurance of the outcome.
While the Company believes that some of the bookings through Orbitz, Travelport, Expedia and Sabre have transitioned or will transition to other distribution channels, such as other travel agencies, metasearch sites and American’s AA.com web site, it is not possible at this time to estimate what the ultimate impact would be to the Company’s business if the Company is unsuccessful in resolving one or more of these matters. If as a result of these matters it becomes more difficult for the Company’s customers to find and book flights on American, the Company could be put at a competitive disadvantage and this may result in fewer bookings. If the Company is unable to sell American inventory through any or all of these channels, the Company’s level of bookings, business and results of operations could be materially adversely affected. The Company also believes the actions taken by Travelport and Sabre described above are not permitted by the applicable contracts. The Company intends to vigorously pursue the Company’s claims and defenses in the lawsuits described above, but there can be no assurance of the outcome of any such lawsuit.

Financial Highlights
The Company recorded a consolidated net loss of $431 million in the first quarter of 2011 compared to a net loss of $489 million in the same period last year. The Company’s consolidated net loss reflects an improvement in a global economy; which led to higher operating revenues, largely offset by significant year-over-year increases in fuel prices as well as extreme weather events in the first 45 days of 2011. Consolidated passenger revenue increased by $382 million to $4.7 billion for the first quarter of 2011 compared to the same period last year. Cargo and other revenues increased by $82 million to $816 million for the first quarter of 2011 compared to the same period last year. Mainline passenger unit revenues increased 5.0 percent in the first quarter of 2011 due to a 6.2 percent increase in passenger yield compared to the first quarter of 2010. This also reflects a decrease in load factor of approximately 0.8 points compared to the first quarter of 2010. Since deregulation in 1978, the Company’s passenger yield has increased 89 percent, while the Consumer Price Index (CPI), as measured by the U.S. Department of Labor Bureau of Labor Statistics, has grown by over 225 percent. The Company believes this is the result of a fragmented industry with numerous competitors and excess capacity, increased low cost carrier competition, increased price competition due to the internet, and other factors. The Company believes increases in passenger yield will continue to significantly lag CPI indefinitely.
The increase in total operating revenue was largely offset by significantly higher year-over-year fuel prices. Fuel prices increased dramatically during the first quarter of 2011 and remain high and extremely volatile. The Company paid an average of $2.75 per gallon in the first quarter of 2011 compared to an average of $2.22 per gallon in the first quarter of 2010, including the effects of hedging. As a result, fuel expense, taking into account the impact of fuel hedging, increased $308 million to $1.6 billion for the first quarter of 2011 compared to the same period last year. Hedging gains reduced fuel expense by approximately $90 million.
In addition, during the first quarter of 2011, several events transpired which adversely impacted system operations, including extreme weather events in January and February, a catastrophic earthquake and tsunami in Japan, and a fire at Miami International Airport impacting American’s aircraft fueling capabilities at the airport. These events, combined with the effect of the Company’s efforts to improve distribution of our products (as described under the GDS discussion above), resulted in reduced revenue in the first quarter.
As a part of the first quarter 2011 net loss, the Company also incurred approximately $31 million in non-recurring non-cash charges related to certain sale/leaseback transactions. The first quarter of 2010 net loss reflects a $53 million charge related to devaluation of the Venezuelan currency.
The Company’s ability to become profitable and its ability to continue to fund its obligations on an ongoing basis will depend on a number of factors, many of which are largely beyond the Company’s control. Certain risk factors that affect the Company’s business and financial results are discussed in the Risk Factors listed in Item 1A of the 2010 Form 10-K.
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

LIQUIDITY AND CAPITAL RESOURCES
Cash, Short-Term Investments and Restricted Assets
At March 31, 2011, the Company had $5.8 billion in unrestricted cash and short-term investments and $455 million in restricted cash and short-term investments, both at fair value, versus $4.5 billion in unrestricted cash and short-term investments and $450 million in restricted cash and short-term investments at December 31, 2010.
The Company’s unrestricted short-term investment portfolio consists of a variety of what the Company believes are highly liquid, lower risk instruments including money market funds, government agency investments, repurchase investments, corporate obligations, bank notes, certificates of deposit and time deposits. The Company’s objectives for its investment portfolio are (1) the safety of principal, (2) liquidity maintenance, (3) yield maximization, and (4) the full investment of all available funds. The Company’s risk management policy further emphasizes superior credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining investments in its portfolio and enforces limits on the proportion of funds invested with one issuer, one industry, or one type of instrument. The Company regularly assesses the market risks of its portfolio, and believes that its established policies and business practices adequately limit those risks. As a result, the Company does not anticipate any material adverse impact from these risks.
Significant Indebtedness and Future Financing
Indebtedness is a significant risk to the Company as discussed more fully in the Risk Factors included under Item 1A of the 2010 Form 10-K. During the last five years and through March 31, 2011, the Company raised substantial financing to fund operating losses, capital commitments (mainly for aircraft and ground properties), debt maturities, employee pension obligations and to bolster its liquidity. As of the date of this Form 10-Q, the Company believes that it should have sufficient liquidity to fund its operations, including repayment of debt and capital leases, capital expenditures and other contractual obligations; however, there can be no assurances to that effect.
In addition, the Company has financing commitments covering all aircraft scheduled to be delivered to the Company in 2011 and 2012 except for the two Boeing 777-300ER aircraft recently ordered. Such financing commitments are subject to certain terms and conditions, including in some instances a condition that the Company have at least a certain minimum amount of liquidity.
On January 25, 2011, American closed on a $657 million offering of Class A and Class B Pass Through Trust Certificates (the Certificates). The equipment notes expected to be held by each pass through trust will be issued for each of (a) 15 Boeing 737-823 aircraft delivered new to American from 1999 to 2001, (b) six Boeing 757-223 aircraft delivered new to American in 1999 and 2001, (c) two Boeing 767-323ER aircraft delivered new to American in 1999 and (d) seven Boeing 777-223ER aircraft delivered new to American from 1999 to 2000. At closing, 27 of the aircraft were encumbered by either private mortgages or by liens to secure debt incurred in connection with the issuance of enhanced equipment trust certificates in 2001, all of which mature in 2011. As a result, the proceeds from the sale of the Certificates of each trust will initially be held in escrow with a depositary, pending the financing of each aircraft under an indenture relating to the Certificates. Interest of 5.25% and 7.00% per annum on the issued and outstanding Series A equipment notes and Series B equipment notes, respectively, will be payable semiannually on January 31 and July 31 of each year, commencing on July 31, 2011, and principal on such equipment notes is scheduled for payment on January 31 and July 31 of certain years, commencing on July 31, 2011. The payment obligations of American under the equipment notes will be fully and unconditionally guaranteed by AMR Corporation. Approximately $47 million of the proceeds from sale of the Certificates were received by American as of March 31, 2011, in exchange for equipment notes secured by three 737-823 aircraft. Approximately $483 million, $24 million, and $103 million from the sale of Certificates are expected to be received in the second, third, and fourth quarter of 2011, respectively.

In March 2011, American issued $1 billion aggregate principal amount of senior secured notes due 2016 (the Senior Secured Notes) guaranteed by the Company. The Senior Secured Notes bear interest at a rate of 7.50% per annum, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. The indebtedness evidenced by the Senior Secured Notes may be accelerated upon the occurrence of events of default under the related indenture which are customary for financings of this nature. The Senior Secured Notes are senior secured obligations of American and unconditionally guaranteed on an unsecured basis by AMR. Subject to certain limitations and exceptions, the Senior Secured Notes are secured by certain of American’s landing and takeoff slots on routes between the United States and London’s Heathrow Airport and between the United States and certain Asia airports, and airport gate leaseholds utilized in connection with these routes.
American, at its option, may redeem some or all of the Senior Secured Notes at any time on or after March 15, 2013, at specified redemption prices, plus accrued and unpaid interest, if any. In addition, at any time prior to March 15, 2013, American, at its option, may redeem some or all of the Senior Secured Notes at a redemption price equal to 100% of their principal amount plus a “make-whole” premium and accrued and unpaid interest, if any. In addition, at any time prior to March 15, 2014, American, at its option, may redeem (1) up to 35% of the aggregate principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at a redemption price of 107.5% of their principal amount, plus accrued and unpaid interest, if any, and (2) during any 12-month period, up to 10% of the original aggregate principal amount of the Senior Secured Notes at a redemption price of 103% of their principal amount, plus accrued and unpaid interest, if any. If American sells certain assets or if a “change of control” (as defined in the indenture) occurs, American must offer to repurchase the Senior Secured Notes at prices specified in the indenture.
The indenture for the Senior Secured Notes includes covenants that, among other things, limit the ability of the Company and its subsidiaries to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends. In addition, if American fails to maintain a collateral ratio of 1.5 to 1.0, American must pay additional interest on the notes at the rate of 2% per annum until the collateral coverage ratio equals at least 1.5 to 1.0.
In the remainder of 2011, the Company is contractually required to make approximately $1.9 billion of principal payments on long-term debt and approximately $63 million in principal payments on capital leases, and the Company expects to spend approximately $1.2 billion on capital expenditures, including aircraft commitments. In addition, the fragile economy, rising fuel prices, the possibility of being required to post reserves under credit card processing agreements, and the obligation to post cash collateral on fuel hedging contracts and fund pension plan contributions, among other things, may in the future negatively impact the Company’s liquidity. To maintain sufficient liquidity, and because the Company has significant debt, lease and other obligations in the next several years, including commitments to purchase aircraft, as well as significant pension funding obligations, the Company will need access to substantial additional funding. An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on the Company and on its ability to sustain its operations.
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
The Company’s possible financing sources include refinancing of currently encumbered aircraft as the debt against them is retired, the issuance of additional secured aircraft debt or sale leaseback transactions involving newly acquired aircraft, the issuance of debt secured by other assets, the sale or monetization of certain assets, the issuance of unsecured debt, and the issuance of equity or equity-like securities. Currently, almost all of the Company’s aircraft assets (including aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) are encumbered, however borrowing capacity will become available as aircraft become un-encumbered. Also, the market value of these aircraft assets has declined in recent years, and may continue to decline. Some of the Company’s assets may be difficult to finance, and the availability and level of the financing sources described above cannot be assured.

As of March 31, 2011, American had 15 Boeing 737-800 aircraft purchase commitments for the remainder of 2011 and 28 Boeing 737-800 aircraft purchase commitments in 2012 and, in addition to those commitments, American had firm commitments for eleven Boeing 737-800 aircraft and seven Boeing 777-200ER aircraft scheduled to be delivered in 2013 through 2016. To provide flexibility for the future, during the first quarter of 2011, the Company amended Purchase Agreement No. 1980 with Boeing and exercised rights to acquire four Boeing 777-300ER aircraft, including two scheduled for delivery in 2012 and two scheduled for delivery in 2013. In April 2011, the Company exercised rights to acquire a fifth Boeing 777-300ER aircraft, which is scheduled for delivery in 2013.
As of March 31, 2011, payments for the purchase commitments will approximate $820 million in the remainder of 2011, $1.2 billion in 2012, $580 million in 2013, $290 million in 2014, $169 million in 2015, and $80 million for 2016. These amounts are net of purchase deposits currently held by the manufacturers.
In 2008, the Company entered into a new purchase agreement with Boeing for the acquisition of 42 firm Boeing 787-9 aircraft and purchase rights to acquire up to 58 additional B787-9 aircraft. Per the purchase agreement, the first such aircraft was scheduled to be delivered in 2012, and the last firm aircraft was scheduled to be delivered in 2018 with deliveries of additional aircraft, if any, scheduled between 2015 and 2020. In July 2010, the Company and Boeing agreed upon a revised delivery schedule due to the impact of the overall Boeing 787 program delay on American’s delivery positions. The first aircraft is currently scheduled to be delivered in 2014, and the last firm aircraft is scheduled to be delivered in 2018 with deliveries of additional aircraft, if any, scheduled between 2016 and 2021. Additionally, the revised delivery schedule includes terms and conditions consistent with the original agreement and allows the Company the confirmation rights described below.
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
Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of American’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of March 31, 2011, the Company was not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.

Pension Funding Obligation
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA), the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010 (Relief Act). Under the Relief Act, the Company estimates its 2011 minimum required contribution to its defined benefit pension plans to be approximately $520 million. The Company contributed $89 million to its defined benefit pension plans during the first quarter of 2011 and $99 million on April 15, 2011.
Cash Flow Activity
At March 31, 2011, the Company had $5.8 billion in unrestricted cash and short-term investments, which is an increase of $1.3 billion from the balance as of December 31, 2010. Net cash provided by operating activities in the three-month period ended March 31, 2011 was $672 million, which was comparable to $405 million over the same period in 2010, and which reflects an increase in hedge collateral held by the Company and increases in current liabilities.
The Company made scheduled debt and capital lease payments of $171 million and invested $252 million in capital expenditures in the first quarter of 2011. Capital expenditures primarily consisted of new aircraft and certain aircraft modifications.
Under certain of the Company’s derivative contracts, the related counterparties are currently required to deposit collateral with the Company due to the value of the contracts. As of March 31, 2011, the cash collateral held by the Company from such counterparties was $388 million as compared to $73 million held by such counterparties as of December 31, 2010. Cash held from counterparties as of March 31, 2011 is included in short-term investments. As a result of movements in fuel prices, the cash collateral amounts held by the Company or the counterparties to such contracts, as the case may be, can vary significantly.
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

War-Risk Insurance
The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines through September 30, 2011, covering losses to employees, passengers, third parties and aircraft. If the U.S. government were to cease providing such insurance in whole or in part, it is likely that the Company could obtain comparable coverage in the commercial market, but the Company would incur substantially higher premiums and more restrictive terms, if such coverage is available at all. If the Company is unable to obtain adequate war-risk coverage at commercially reasonable rates, the Company would be adversely affected.

RESULTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
revenues
The Company’s revenues increased approximately $464 million, or 9.2 percent, to $5.5 billion in the first quarter of 2011 from the same period last year. American’s passenger revenues increased by 7.9 percent, or $303 million, on a 2.7 percent increase in capacity (available seat mile) (ASM). American’s passenger load factor decreased 0.8 points while passenger yield increased by 6.2 percent to 14.2 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 5.0 percent to 10.92 cents. American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Following is additional information regarding American’s domestic and international RASM and capacity:

	Three Months Ended March 31, 2011
	RASM	Y-O-Y	ASMs	Y-O-Y
	(cents)	Change	(billions)	Change

DOT Domestic	10.89	6.3%	22.8	(0.2)%
International	10.97	3.0	15.1	7.6
DOT Latin America	12.65	6.3	8.1	9.7
DOT Atlantic	9.07	(2.4)	5.0	(0.8)
DOT Pacific	8.93	(2.9)	2.0	23.2
The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and an independent carrier with which American has a capacity purchase agreement, Chautauqua Airlines, Inc. (Chautauqua).
Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $79 million, or 15.9 percent, to $577 million as a result of higher yield and increased traffic . Regional Affiliates’ traffic increased 14.6 percent to 2.1 billion revenue passenger miles (RPMs), on a capacity increase of 13.8 percent to 3.2 billion ASMs, resulting in a one-half percent increase in passenger load factor to 67.7 percent.
Cargo revenues increased 9.7 percent, or $15 million, primarily as a result of increased freight yields and freight traffic. Freight traffic from Latin America was particularly strong.
Other revenues increased 11.6 percent, or $67 million, to $647 million primarily due to increased revenue associated with the sale of mileage credits in the AAdvantage frequent flyer program and increases in certain passenger service charge volumes and fees.

Operating Expenses
The Company’s total operating expenses increased 7.6 percent, or $408 million, to $5.8 billion in the first quarter of 2011 compared to the same period in 2010. The Company’s operating expenses per ASM increased 3.8 percent to 13.40 cents. The increase in operating expense was largely due to a year-over-year increase in fuel prices from $2.22 per gallon in the first quarter of 2010 to $2.75 per gallon in the first quarter of 2011, including the impact of fuel hedging. Fuel expense was the Company’s largest single expense category in the first quarter of 2011 and the price increase resulted in $312 million in incremental year-over-year fuel expense in the first quarter of 2011 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed, inclusive of the impact of fuel hedging). Further increases in fuel prices and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations. The remaining increase in operating expense was primarily due to revenue related expenses, such as credit card fees and booking fees and commissions, and increased aircraft rent related to the Company’s fleet renewal plan.

(in millions)	Three Months
	Ended	Change	Percentage
Operating Expenses	March 31, 2011	from 2010	Change

Aircraft fuel	$1,638	$308	23.2%	(a	)
Wages, salaries and benefits	1,557	7	0.5
Regional payments to AMR Eagle	604	88	17.1	(b	)
Other rentals and landing fees	318	(2)	(0.6)
Maintenance, materials and repairs	244	(40)	(14.1)	(c	)
Commissions, booking fees and credit card expense	256	22	9.4	(d	)
Depreciation and amortization	234	4	1.7
Aircraft rentals	163	31	23.5	(e	)
Food service	121	6	5.2
Other operating expenses	658	(16)	(2.4)

Total operating expenses	$5,793	$408	7.6%

(a)	Aircraft fuel expense increased primarily due to a 23.6 percent increase in the Company’s price per gallon of fuel (net of the impact of hedging gains of $90 million).

(b)	Regional payments to AMR Eagle expense increased in conjunction with an increase in fuel expense.

(c)	Maintenance, materials and repairs decreased primarily due to timing of repairs in 2010.

(d)	Commissions, booking fees and credit card expenses increased due to a 9.2 percent increase in operating revenues.

(e)	Aircraft rental expense increased primarily due to new aircraft deliveries in 2011 and 2010.
Other Income (Expense)
Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous - net.
An increase in short-term investment balances caused an increase in interest income of $1 million, or 20.0 percent, to $6 million for the first quarter 2011 compared to the same period last year. Interest expense decreased $9 million, or 5.4 percent, to $158 million primarily as a result of decreases in interest rates on the Company’s long-term debt balance.

Income Tax
The Company did not record a net tax provision (benefit) associated with its first quarter 2011 or 2010 net loss due to the Company providing a valuation allowance, as discussed in Note 4 to the condensed consolidated financial statements.

Operating Statistics
The following table summarizes the combined capacity purchase activity for the American Connection carriers and AMR Eagle for the three months ended March 31, 2011 and 2010. (in millions):

	Three Months Ended March 31,
	2011	2010
Revenues:
Regional Affiliates	$577	$498
Other	39	34
	$616	$532

Expenses:
Regional payments	$619	$541
Other incurred expenses	102	88
	$721	$629

In addition, passengers connecting to American’s flights from American Connection and AMR Eagle flights generated passenger revenues for American flights of $406 million and $367 million in the first quarter of 2011 and 2010, respectively, which are included in Revenues – Passenger in the consolidated statements of operations.
Outlook
The Company currently expects capacity for American’s mainline jet operations to increase by approximately 2.9% in the second quarter of 2011 versus second quarter 2010. American’s mainline capacity for the full year 2011 is expected to increase approximately 2.2% from 2010, with domestic capacity down 0.5% and a 6.2% increase in international capacity.
The Company expects second quarter 2011 mainline unit costs to increase approximately 9.4 percent to 9.8 year over year. The second quarter 2011 unit cost expectations reflect projected fuel prices.
The Company’s results are significantly affected by the price of jet fuel. Fuel prices increased dramatically during the first quarter of 2011 and remain high and extremely volatile. Based on the Company’s current forecast of full year 2011 jet fuel prices, the Company estimates that its full year 2011 jet fuel cost per gallon, taking hedging into account, will increase by approximately 33% over 2010. The Company’s hedging approach has been and continues to be systematic and as of April 2011, the Company had cash flow hedges, primarily consisting of heating oil option and collar contracts, covering approximately 38 percent of its estimated remaining 2011 fuel requirements.

The Company has also implemented a number of initiatives in an effort to offset this anticipated increase in fuel prices, including fare hikes and reductions in the Company’s previously announced capacity growth. However, intense competition and other factors may limit the Company’s ability to increase fares. Further, the catastrophic events in Japan in the first quarter and the ongoing GDS related dispute could have an adverse affect on the Company in future periods. In addition, continued increases in fuel prices may depress overall economic activity, which in turn could impact demand for air travel. Accordingly, while the Company expects that its operating results, cash flow and liquidity for the remainder of 2011 will continue to be materially and adversely impacted by high fuel prices, the magnitude of that adverse impact is subject to considerable uncertainty, as well as to numerous factors beyond the Company’s control.
Item 3.   Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company’s 2010 Form 10-K. The change in market risk for aircraft fuel is discussed below for informational purposes.
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
Aircraft Fuel   The Company’s earnings are substantially affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel and heating oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the March 31, 2011 cost per gallon of fuel. Based on projected fuel usage for the next twelve months, such an increase would result in an increase to Aircraft fuel expense of approximately $568 million, inclusive of the impact of effective fuel hedge instruments outstanding at March 31, 2011, and assumes the Company’s fuel hedging program remains effective. Such an increase would have resulted in an increase to projected Aircraft fuel expense of approximately $445 million in the twelve months ended December 31, 2010, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2009. As of April 2011, the Company had cash flow hedges, with collars and options, covering approximately 38 percent of its estimated remaining 2011 fuel requirements. Comparatively, as of March 31, 2010, the Company had hedged, with collars and options, approximately 34 percent of its estimated remaining 2010 fuel requirements. The consumption hedged for the remainder of 2011 by cash flow hedges is capped at an average price of approximately $2.70 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $2.08 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs). The Company’s collars represent approximately 34 percent of its estimated remaining 2011 fuel requirements. A deterioration of the Company’s liquidity and financial position could negatively affect the Company’s ability to hedge fuel in the future.
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

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011. During the quarter ending on March 31, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Forty-five purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges on cargo shipments. These cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Eastern District of New York as In re Air Cargo Shipping Services Antitrust Litigation, 06-MD-1775 on June 20, 2006. Plaintiffs are seeking trebled money damages and injunctive relief. To facilitate a settlement on a class basis, the company agreed to be named in a separate class action complaint, which was filed on July 26, 2010. The settlement of that complaint, in which the company does not admit and denies liability, was approved by the court and final judgment was entered on April 6, 2011. Approximately 40 members of the class have elected to opt out, thereby preserving their rights to sue the Company separately. Any adverse judgment could have a material adverse impact on the Company. Also, on January 23, 2007, the Company was served with a purported class action complaint filed against the Company, American, and certain foreign and domestic air carriers in the Supreme Court of British Columbia in Canada (McKay v. Ace Aviation Holdings, et al.). The plaintiff alleges that the defendants violated Canadian competition laws by illegally conspiring to set prices and surcharges on cargo shipments. The complaint seeks compensatory and punitive damages under Canadian law. On June 22, 2007, the plaintiffs agreed to dismiss their claims against the Company. The dismissal is without prejudice and the Company could be brought back into the litigation at a future date. If litigation is recommenced against the Company in the Canadian courts, the Company will vigorously defend itself; however, any adverse judgment could have a material adverse impact on the Company.

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
On August 21, 2006, a patent infringement lawsuit was filed against American and American Beacon Advisors, Inc. (then a wholly-owned subsidiary of AMR) in the United States District Court for the Eastern District of Texas (Ronald A. Katz Technology Licensing, L.P. v. American Airlines, Inc., et al.). This case has been consolidated in the Central District of California for pre-trial purposes with numerous other cases brought by the plaintiff against other defendants. The plaintiff alleges that American infringes a number of the plaintiff’s patents, each of which relates to automated telephone call processing systems. The plaintiff is seeking past and future royalties, injunctive relief, costs and attorneys’ fees. On December 1, 2008, the court dismissed with prejudice all claims against American Beacon. On May 22, 2009, following its granting of summary judgment to American based on invalidity and non-infringement, the court dismissed all claims against American. Plaintiff appealed, and on February 18, 2011, the Federal Circuit Court of Appeals issued a decision affirming in part and reversing in part and remanding the case back to the District Court for further proceedings. However, the plaintiff has filed a petition for a rehearing of the appeal en banc before the Federal Circuit and the parties are currently awaiting a decision on that petition. Although the Company believes that the plaintiff’s claims are without merit and is vigorously defending the lawsuit, a final adverse court decision awarding substantial money damages or placing material restrictions on existing automated telephone call system operations would have a material adverse impact on the Company.
On January 5, 2011, Sabre notified the Company that it was immediately introducing bias against the display of American’s services in its global distribution system (GDS), as well as substantially increasing the rates that it would charge the Company for bookings made through the Sabre GDS. Sabre contended that its agreement with the Company permitted it to take these actions. On January 10, 2011, the Company filed a lawsuit in Tarrant County, Texas State Court against Sabre alleging, among other claims, that Sabre’s actions breached its agreement with the Company. That same day, the Company successfully obtained a temporary restraining order that prohibited Sabre from continuing to bias the display of American’s services. On January 23, 2011, the Company and Sabre entered into a Stand-Down Agreement, pursuant to which American agreed to suspend the litigation against Sabre, and Sabre agreed not to reintroduce biasing against American’s services in its GDS and to return to the pricing in effect on January 4, 2011. The parties further agreed to enter into good faith negotiations. The Stand-Down Agreement will remain in effect until June 1, 2011. In the event that the Stand Down Agreement expires without a new agreement with Sabre, and the Court does not further enjoin Sabre from introducing bias against American’s services, actions taken by Sabre could have a material adverse effect on the Company.

On April 12, 2011, the Company filed an antitrust lawsuit against Travelport and Orbitz in Federal District Court for the Northern District of Texas. The lawsuit alleges that Travelport has engaged in anticompetitive practices to preserve its monopoly power over American’s ability to distribute its products through Travelport subscribers. The lawsuit further alleges that these actions have prevented American from employing new competing technologies and has allowed Travelport to continue to charge American supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. American intends to vigorously pursue these claims, but there can be no assurance of the outcome of its claims.
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
The following exhibits are included herein:

10.1
Supplemental Agreement No. 21 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of March 14, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.2
Supplemental Agreement No. 22 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of March 31, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

12	Computation of ratio of earnings to fixed charges for the three months ended March 31, 2011 and 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101
The following materials from American’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*
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

AMERICAN AIRLINES, INC.
Date: April 20, 2011	BY:	/s/ Isabella D. Goren
Isabella D. Goren
Senior Vice President and Chief Financial Officer