Form 10-Q
period 2011-06-30
AMERICAN AIRLINES INC
filed 2011-07-20
CIK 4515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2011.

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

☐  Large Accelerated Filer            ☐  Accelerated Filer            ☒  Non-accelerated Filer            ☐  Smaller Reporting Company

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $1 par value - 1,000 shares as of July 14, 2011.

INDEX

AMERICAN AIRLINES, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AIRLINES, INC

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues
Passenger	$4,557	$4,279	$8,691	$8,110
Regional Affiliates	711	600	1,288	1,098
Cargo	187	170	356	324
Other revenues	654	620	1,301	1,200

Total operating revenues	6,109	5,669	11,636	10,732

Expenses
Aircraft fuel	1,950	1,486	3,588	2,816
Wages, salaries and benefits	1,598	1,558	3,155	3,108
Regional payments to AMR Eagle	663	554	1,267	1,080
Other rentals and landing fees	322	316	641	636
Maintenance, materials and repairs	266	274	510	558
Commissions, booking fees and credit card expense	268	248	524	482
Depreciation and amortization	223	230	457	460
Aircraft rentals	161	148	324	280
Food service	133	121	253	236
Other operating expenses	641	574	1,299	1,238

Total operating expenses	6,225	5,509	12,018	10,894

Operating Income (Loss)	(116)	160	(382)	(162)

Other Income (Expense)
Interest income	7	6	14	11
Interest expense	(173)	(167)	(331)	(334)
Interest capitalized	10	7	16	16
Related party interest - net	(4)	(2)	(7)	(5)
- Miscellaneous – net	(8)	(11)	(25)	(22)

	(168)	(167)	(333)	(334)

Loss Before Income Taxes	(284)	(7)	(715)	(496)
Income tax	—	—	—	—

Net Loss	$(284)	$(7)	$(715)	$(496)

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions)

	June 30,	December 31,
	2011	2010
Assets
Current Assets
Cash	$313	$165
Short-term investments	4,853	4,322
Restricted cash and short-term investments	457	450
Receivables, net	927	719
Inventories, net	596	542
Fuel derivative contracts	364	269
Other current assets	394	277

Total current assets	7,904	6,744

Equipment and Property
Flight equipment, net	9,418	9,815
Other equipment and property, net	2,100	2,170
Purchase deposits for flight equipment	660	355

	12,178	12,340

Equipment and Property Under Capital Leases
Flight equipment, net	351	194
Other equipment and property, net	51	49

	402	243

International slots and route authorities	708	708
Domestic slots and airport operating and gate lease rights, less accumulated amortization, net	199	212
Other assets	1,646	2,175

	$23,037	$22,422

Liabilities and Stockholder’s Equity
Current Liabilities
Accounts payable	$1,216	$1,073
Accrued liabilities	1,882	1,955
Air traffic liability	4,634	3,656
Payable to affiliates, net	2,881	2,955
Current maturities of long-term debt	1,447	1,468
Current obligations under capital leases	88	107

Total current liabilities	12,148	11,214

Long-term debt, less current maturities	6,715	6,095
Obligations under capital leases, less current obligations	624	497
Pension and postretirement benefits	7,968	7,876
Other liabilities, deferred gains and deferred credits	2,473	3,076

Stockholder’s Equity
Common stock	—	—
Additional paid-in capital	3,999	3,981
Accumulated other comprehensive loss	(2,723)	(2,865)
Accumulated deficit	(8,167)	(7,452)

	(6,891)	(6,336)

	$23,037	$22,422

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In millions)

	Six Months Ended June 30,
	2011	2010
Net Cash Provided by Operating Activities	$571	$1,076

Cash Flow from Investing Activities:
Capital expenditures	(577)	(670)
Net (increase) decrease in short-term investments	(531)	(641)
Net (increase) decrease in restricted cash and short-term investments	(7)	(1)
Proceeds from sale of equipment and property	(13)	(7)
Cash collateral on spare parts financing	—

Net cash provided by (used for) investing activities	(1,128)	(1,319)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(1,013)	(351)
Proceeds from:
Issuance of debt and sale leaseback transactions	1,792	687
Reimbursement from construction reserve account	—	1
Funds transferred to affiliates, net	(74)	(51)

Net cash provided by (used for) financing activities	705	286

Net increase (decrease) in cash	148	43
Cash at beginning of period	165	149

Cash at end of period	$313	$192

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. American Airlines, Inc. (American or the Company) is a wholly owned subsidiary of AMR Corporation (AMR). The condensed consolidated financial statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes included in the American Airlines, Inc. Annual Report on Form 10-K filed on February 16, 2011 (2010 Form 10-K).

2.	As of June 30, 2011, American had aircraft purchase commitments as follows: (a) Boeing 737-800 aircraft – 13 in 2011, 28 in 2012, and 14 in 2013 through 2016; (b) Boeing 777-200ER aircraft – seven in 2013 through 2016; (c) Boeing 777-300ER aircraft – two in 2012 and five in 2013. In 2008, American entered into a purchase agreement with Boeing (subject to certain reconfirmation rights) to acquire 42 Boeing 787-9 aircraft, with the right to acquire an additional 58 Boeing 787-9 aircraft. The first such Boeing 787-9 aircraft is currently scheduled to be delivered (subject to such reconfirmation rights) in 2014. American has selected GE Aviation as the exclusive provider of engines for its expected order of Boeing 787-9 aircraft.

As of June 30, 2011, payments for the above purchase commitments under these arrangements will approximate $705 million in the remainder of 2011, $1.4 billion in 2012, $786 million in 2013, $313 million in 2014, $192 million in 2015, and $103 million for 2016. These amounts are net of purchase deposits currently held by the manufacturers. American has granted Boeing a security interest in American’s purchase deposits with Boeing. The Company’s purchase deposits totaled $660 million at June 30, 2011.

As a result of the terrorist attacks of September 11, 2001 (the Terrorist Attacks) and the subsequent liability protections provided for by the Air Transportation Safety and System Stabilization Act, the Company recorded a liability for the Terrorist Attacks claims equal to the related insurance receivable due to American. In the second quarter of 2011, the Company received $576 million in insurance proceeds as partial settlement of claims related to the Terrorist Attacks. The Company used these funds to pay a portion of its share of the associated liability. Reflecting this settlement, the remaining liability, and the amount of the offsetting insurance receivable as of June 30, 2011, were each $1.1 billion.

In 2010, American and Japan Airlines (JAL) entered into a Joint Business Agreement (JBA) to enhance their scope of cooperation on routes between North America and Asia through adjustments to their respective networks, flight schedules, and other business activities. American and JAL began implementing the JBA on April 1, 2011. The JBA provides for expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas.

American and JAL entered into a Revenue Sharing Agreement, effective April 1, 2011, as envisaged by the JBA. Under this agreement, American and JAL share certain revenues of their operations. In addition, American provided JAL a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following its implementation, subject to certain terms and conditions. The amount required to be paid by the Company under the guarantee in any one of such years may not exceed $100 million. Due to uncertainties as a result of the earthquake and tsunami that impacted Japan in March 2011, American and JAL are currently in discussions regarding this agreement and the effective date of the revenue guarantee. As a result of these uncertainties, the Company is still evaluating the fair value of the guarantee and the amount is not estimable at this time.

3.	Accumulated depreciation of owned equipment and property at June 30, 2011 and December 31, 2010 was $10 billion and $9.8 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 2011 and December 31, 2010 was $530 million and $579 million, respectively.

AMERICAN AIRLINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The Company’s deferred tax asset valuation allowance increased from $3.7 billion as of December 31, 2010 to $3.9 billion as of June 30, 2011, including the impact of comprehensive income for the six months ended June 30, 2011 and changes from other adjustments.

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

5.	Long-term debt consisted of (in millions):

	June 30, 2011	December 31, 2010
Secured variable and fixed rate indebtedness due through 2021 (effective rates from 2.28% - 13.00% at June 30, 2011)	$3,655	$3,002
Enhanced equipment trust certificates due through 2019 (rates from 3.85% - 12.00% at June 30, 2011)	1,947	2,002
6.00% - 8.50% Special facility revenue bonds due through 2036	1,642	1,641

AAdvantage Miles advance purchase (net of discount of $110 million) (effective rate 8.30%)	890	890
Other	28	28

	8,162	7,563

Less current maturities	1,447	1,468

Long-term debt, less current maturities	$6,715	$6,095

The Company’s future long-term debt and operating lease payments have changed as its ordered aircraft are delivered and such deliveries have been financed. As of June 30, 2011, maturities of long-term debt (including sinking fund requirements) for the next five years are: remainder of 2011 – $1.1 billion, 2012 – $1.4 billion, 2013 – $756 million, 2014 – $734 million, and 2015 – $488 million. Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of a year as of June 30, 2011, were: remainder of 2011 – $565 million, 2012 – $1.1 billion, 2013 – $975 million, 2014 – $833 million, 2015 – $677 million, and 2016 and beyond – $6.1 billion.

As of June 30, 2011, American had issued guarantees covering approximately $848 million of AMR’s unsecured debt (and interest thereon). In addition, as of June 30, 2011, AMR and American had issued guarantees covering approximately $193 million of AMR Eagle’s secured debt and interest thereon.

On January 25, 2011, American closed on a $657 million offering of Class A and Class B Pass Through Trust Certificates (the Certificates). The equipment notes expected to be held by each pass through trust will be issued for each of (a) 15 Boeing 737-823 aircraft delivered new to American from 1999 to 2001, (b) six Boeing 757-223 aircraft delivered new to American in 1999 and 2001, (c) two Boeing 767-323ER aircraft delivered new to American in 1999 and (d) seven Boeing 777-223ER aircraft delivered new to American from 1999 to 2000. At closing, 27 of the aircraft were encumbered by either private mortgages or by liens to secure debt incurred in connection with the issuance of enhanced equipment trust certificates in 2001, all of which mature in 2011. As a result, the proceeds from the sale of the Certificates of each trust will initially be held in escrow

AMERICAN AIRLINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

with a depositary, pending the financing of each aircraft under an indenture relating to the Certificates. Interest of 5.25% and 7.00% per annum on the issued and outstanding Series A equipment notes and Series B equipment notes, respectively, will be payable semiannually on January 31 and July 31 of each year, commencing on July 31, 2011, and principal on such equipment notes is scheduled for payment on January 31 and July 31 of certain years, commencing on July 31, 2011. The payment obligations of American under the equipment notes will be fully and unconditionally guaranteed by AMR. Approximately $530 million of the proceeds from sale of the Certificates were received by American as of June 30, 2011, in exchange for equipment notes secured by (a) fifteen Boeing 737-823 aircraft, (b) two Boeing 767-323 aircraft and (c) six Boeing 777-223 aircraft. Approximately $68 million and $59 million from the sale of Certificates are expected to be received in the third and fourth quarter of 2011, respectively.

In March 2011, American issued $1 billion aggregate principal amount of senior secured notes due 2016 (the Senior Secured Notes) guaranteed by AMR. The Senior Secured Notes bear interest at a rate of 7.50% per annum, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. As is customary for financings of this nature, the indebtedness evidenced by the Senior Secured Notes may be accelerated upon the occurrence of events of default under the related indenture. The Senior Secured Notes are senior secured obligations of American and are unconditionally guaranteed on an unsecured basis by AMR. Subject to certain limitations and exceptions, the Senior Secured Notes are secured by certain route authorities, airport landing and takeoff slots, and rights to use or occupy space in airport terminals, in each case that American uses to operate non-stop services between certain airports in the United States and London’s Heathrow Airport, and between certain airports in the United States and certain airports in Japan and China.

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

Almost all of the Company’s aircraft assets (including aircraft eligible for the benefits of Section 1110 of the U.S. Bankruptcy Code) are encumbered.

6.	The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. The Company’s fuel derivative contracts, which consist primarily of heating oil option and collar contracts, are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2011.

AMERICAN AIRLINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of June 30, 2011
Description	Total	Level 1	Level 2	Level 3
Short term investments [1,2]
Money market funds	$204	$204	$—	$—
Government agency investments	554	—	554	—
Repurchase agreements	1,621	—	1,621	—
Corporate obligations	799	—	799	—
Bank Notes/Certificate of deposit/Time deposit	1,675		1,675

	4,853	204	4,649

Restricted cash and short-term investments [1]	457	457	—	—
Fuel derivative contracts, net [1]	362	—	362	—

Total	$5,672	$661	$5,011	$—

[1]

Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) (OCI) at each measurement date.

[2]

The majority of the Company’s short-term investments mature in one year or less except for $721 million of Bank notes/Certificates of deposit/Time deposits, $554 million of U.S. Government agency investments and $427 million of Corporate obligations which have maturity dates exceeding one year.

No significant transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2011. The Company’s policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.

The fair values of the Company’s long-term debt were estimated using quoted market prices where available. For long-term debt not actively traded, fair values were estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements.

The carrying value and estimated fair values of the Company’s long-term debt, including current maturities, were (in millions):

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$3,655	$3,652	$3,002	$2,907
Enhanced equipment trust certificates	1,947	2,013	2,002	2,127
6.0% - 8.5% Special facility revenue bonds	1,642	1,650	1,641	1,657
AAdvantage Miles advance purchase	890	907	890	903
Other	28	28	28	28

	$8,162	$8,250	$7,563	$7,622

AMERICAN AIRLINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.	The following tables provide the components of net periodic benefit cost for the three and six months ended June 30, 2011 and 2010 (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of net periodic benefit cost

Service cost	$97	$91	$192	$184
Interest cost	189	184	379	369
Expected return on assets	(165)	(148)	(328)	(297)
Amortization of:
Prior service cost	3	3	7	7
Unrecognized net loss	39	39	76	76

Net periodic benefit cost	$163	$169	$326	$339

	Retiree Medical and Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Components of net periodic benefit cost

Service cost	$15	$15	$30	$30
Interest cost	44	41	88	83
Expected return on assets	(5)	(5)	(10)	(9)
Amortization of:
Prior service cost	(7)	(5)	(14)	(10)
Unrecognized net (gain) loss	(2)	(3)	(4)	(5)

Net periodic benefit cost	$45	$43	$90	$89

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA), the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act (Relief Act) of 2010. Under the Relief Act, the Company estimates its 2011 minimum required contribution to its defined benefit pension plans to be approximately $520 million. The Company contributed $188 million to its defined benefit pension plans during the first six months of 2011 and $99 million on July 15, 2011.

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

AMERICAN AIRLINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of June 30, 2011:

	Aircraft Charges	Facility Exit Costs	Total
Remaining accrual at December 31, 2010	$59	$27	$86
Capacity reduction charges	—	—	—
Non-cash charges	—	—	—

Adjustments	(1)	—	(1)
Payments	(29)	(2)	(31)

Remaining accrual at June 30, 2011	$29	$25	$54

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively.

9.	As part of the Company’s risk management program, it uses a variety of financial instruments, primarily heating oil option and collar contracts, as cash flow hedges to mitigate commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes. As of June 30, 2011, the Company had fuel derivative contracts outstanding covering 27 million barrels of jet fuel that will be settled over the next 18 months. A deterioration of the Company’s liquidity and financial position may negatively affect the Company’s ability to hedge fuel in the future.

For the three and six months ended June 30, 2011, the Company recognized a decrease of approximately $120 million and $210 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. For the three and six months ended June 30, 2010, the Company recognized an increase of approximately $58 million and $103 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of its hedges. The net fair value of the Company’s fuel hedging agreements at June 30, 2011 and December 31, 2010, representing the amount the Company would receive upon termination of the agreements (net of settled contract assets), totaled $314 million and $257 million, respectively.

The impact of cash flow hedges on the Company’s consolidated financial statements is depicted below (in millions):

Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges)

Asset Derivatives as of				Liability Derivatives as of
June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Fuel derivative contracts	$364	Fuel derivative contracts	$269	Accrued liabilities	$2	Accrued liabilities	$—

AMERICAN AIRLINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges)

Amount of Gain (Loss) Recognized in OCI on Derivative[1] as of June 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income [1]	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1] for the six months ended June 30,		Location of Gain (Loss) Recognized in Income on Derivative [2]	Amount of Gain (Loss) Recognized in Income on Derivative [2] for the six months ended June 30,
2011	2010		2011	2010		2011	2010
$294	$(123)	Aircraft Fuel	$204	$(94)	Aircraft Fuel	$6	$(9)

Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1] for the three months ended June 30,		Location of Gain (Loss) Recognized in Income on Derivative [2]	Amount of Gain (Loss) Recognized in Income on Derivative [2] for the three months ended June 30,
2011	2010		2011	2010
$117	$(48)	Aircraft Fuel	$3	$(11)

[1]	Effective portion of gain (loss)
[2]	Ineffective portion of gain (loss)

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

As of June 30, 2011, the Company had received cash collateral of $126 million which is included in short-term investments.

The Company includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting and unrealized gains and losses on available-for-sale securities in comprehensive income. For the three month periods ended June 30, 2011 and 2010, comprehensive income (loss) was $(565) million and ($48) million, respectively. For the six month periods ended June 30, 2011 and 2010, comprehensive income (loss) was $(573) million and $(446) million, respectively. The difference between net earnings (loss) and comprehensive income (loss) for the three month periods ended June 30, 2011 and 2010 is due primarily to the accounting for the Company’s derivative financial instruments and the actuarial loss on the pension benefit obligation of the Company’s pension plans.

AMERICAN AIRLINES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	In connection with preparation of the consolidated financial statements and in accordance with U.S. GAAP, the Company evaluated subsequent events after the balance sheet date of June 30, 2011 and identified the following items.

On July 20, 2011, the Company entered into agreements with The Boeing Company (Boeing) under which American is to acquire 100 737 Next Generation aircraft scheduled to be delivered in the years 2013-2017, and under which American expects to acquire 100 737 family Next Generation “re-engined” aircraft (the NG Re-Engined Aircraft) which would be scheduled to be delivered in the years 2018-2022. American’s acquisition of the NG Re-Engined Aircraft is subject to a number of conditions, including Boeing’s approval of the launch of the 737 re-engined aircraft program, and entering into a definitive purchase agreement for such aircraft.

Also on July 20, 2011, the Company entered into an agreement with Airbus S.A.S. under which American committed to lease 130 Airbus A320 family aircraft scheduled to be delivered in the years 2013-2017, and to purchase 130 Airbus A320 family “new engine option” aircraft scheduled to be delivered in the years 2017-2022. As part of the agreement American has an option to acquire an additional 365 aircraft.

The firm aircraft commitments are scheduled for delivery as follows: 2013 – 40 aircraft, 2014 – 55 aircraft, 2015 – 50 aircraft, 2016 – 45 aircraft, 2017 – 50 aircraft, 2018 and beyond – 120 aircraft. The manufacturers have committed financing to American of $13 billion through lease transactions, which covers the first 100 Boeing deliveries and first 130 Airbus deliveries.

The Company’s total purchase commitments are expected to be approximately $10.3 billion at the end of the third quarter 2011, reflecting the firm orders from this transaction and aircraft purchase deliveries and purchase deposits paid during the quarter. Future minimum lease payments required under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of a year as of the end of the third quarter are expected to be approximately $24.3 billion. In connection with the acceleration of the fleet renewal and replacement plan, the Company anticipates conducting an impairment analysis on certain long-lived assets, including aircraft, in the third quarter of 2011.

Also in July 2011, the Company exercised rights to acquire an eighth Boeing 777-300ER aircraft, which is scheduled for delivery in 2013.

Further, in July 2011, American entered into a sale-leaseback arrangement with a leasing company to finance up to 29 Boeing 737-800 aircraft scheduled to be delivered in 2011 through 2013 and 6 additional Boeing 737-800 aircraft that would be scheduled for delivery in 2013 and 2014, if acquired by American pursuant to the exercise of certain purchase rights with Boeing. The financing of each aircraft under this arrangement will be subject to certain terms and conditions.

AMR announced its intent to move forward with the divestiture of AMR Eagle. AMR currently expects the divestiture to take the form of a spin-off of AMR Eagle stock to AMR stockholders and currently expects to file a Form 10 registration statement in the near future with the Securities and Exchange Commission (the “SEC”). It is expected that a spin-off of AMR Eagle would involve, among other things, (i) the restructuring of some or all of AMR Eagle’s assets and liabilities, (ii) the assumption of certain of AMR Eagle’s liabilities by American, (iii) the assignment of a portion of American’s net operating loss carryforwards to AMR Eagle, (iv) the satisfaction or payment of certain intercompany payables and receivables and (v) a cash capital contribution by American to AMR Eagle.

It is anticipated that, following a spin-off, AMR Eagle would continue to feed passenger traffic to American pursuant to a capacity purchase agreement similar to the agreement already in place. Under such a capacity purchase agreement, American would continue to receive all passenger revenue from AMR Eagle flights and pay AMR Eagle a fee for each flight. The capacity purchase agreement would reflect what AMR believes are current market rates received by other regional carriers for similar flying. Amounts paid to AMR Eagle under the capacity purchase agreement would be available to pay for various operating expenses of AMR Eagle. AMR Eagle would also contract to provide ground handling services to American.

Consummation of a spin-off, and its timing, would be subject to AMR’s Board of Directors approval and the resolution of a number of conditions. No prediction can be made as to whether a spin-off will be completed. AMR also continues to consider other possible forms of divestiture of AMR Eagle, including a sale of AMR Eagle.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “estimates,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s objectives, plans or goals, or actions the Company may take in the future, are forward-looking statements. Forward-looking statements include, without limitation, the Company’s expectations concerning operations and financial conditions, including changes in capacity, revenues, and costs; future financing plans and needs; the amounts of its unencumbered assets and other sources of liquidity; fleet plans; overall economic and industry conditions; plans and objectives for future operations; a potential spin-off or other divestiture of AMR Eagle; regulatory approvals and actions; and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

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

Recent Events

For the second quarter, the Company continued its strategy outlined in FlightPlan 2020 by implementing its plans for a Joint Business Agreement (JBA) with JAL, proposing a JBA with Qantas Airways (Qantas), and continuing to execute its fleet renewal and replacement plan.

On April 1, 2011, American and JAL launched the JBA to enhance their scope of cooperation on routes between North America and Asia through adjustments to their respective networks, flight schedules, and other business activities. American and JAL entered into a Revenue Sharing Agreement, effective April 1, 2011, as envisaged by the JBA. Under this agreement, American and JAL share certain revenues of their operations. In addition, American provided JAL a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following implementation of the JBA, subject to certain terms and conditions. The amount required to be paid by the Company under the guarantee in any one of such years may not exceed $100 million. Due to uncertainties as a result of the earthquake and tsunami that impacted Japan in March 2011, American and JAL are currently in discussions to modify the terms of the agreement, including the effective date of the revenue guarantee. As a result of these uncertainties, the Company is still evaluating the fair value of the guarantee and the amount is not estimable at this time.

In May 2011, American and Qantas proposed a JBA to coordinate operations on routes between the U.S. and Australia/New Zealand, and on services that support these routes. Qantas received interim authorization from Australian regulators on June 9, 2011, which will allow Qantas and American to undertake a coordinated sales and marketing campaign in both Australia and the U.S. No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that the Company may derive from such arrangements.

On July 20, 2011, the Company entered into agreements with The Boeing Company (Boeing) under which American is to acquire 100 737 Next Generation aircraft scheduled to be delivered in the years 2013-2017, and under which American expects to acquire 100 737 family Next Generation “re-engined” aircraft (the NG Re-Engined Aircraft) which would be scheduled to be delivered in the years 2018-2022. American’s acquisition of the NG Re-Engined Aircraft is subject to a number of conditions, including Boeing’s approval of the launch of the 737 re-engined aircraft program, and entering into a definitive purchase agreement for such aircraft.

Also on July 20, 2011, the Company entered into an agreement with Airbus S.A.S. under which American committed to lease 130 Airbus A320 family aircraft scheduled to be delivered in the years 2013-2017, and to purchase 130 Airbus A320 family “new engine option” aircraft scheduled to be delivered in the years 2017-2022. As part of the agreement American has an option to acquire an additional 365 aircraft.

The firm aircraft commitments are scheduled for delivery as follows: 2013 – 40 aircraft, 2014 – 55 aircraft, 2015 – 50 aircraft, 2016 – 45 aircraft, 2017 – 50 aircraft, 2018 and beyond – 120 aircraft. The manufacturers have committed financing to American of $13 billion through lease transactions, which covers the first 100 Boeing deliveries and first 130 Airbus deliveries.

The Company’s total purchase commitments are expected to be approximately $10.3 billion at the end of the third quarter 2011, reflecting the firm orders from this transaction and aircraft purchase deliveries and purchase deposits paid during the quarter. Future minimum lease payments required under capital and operating leases that have initial or remaining non-cancelable lease terms in excess of a year as of the end of the third quarter are expected to be approximately $24.3 billion. In connection with the acceleration of the fleet renewal and replacement plan, the Company anticipates conducting an impairment analysis on certain long-lived assets, including aircraft, in the third quarter of 2011.

Further, in July 2011, American entered into a sale-leaseback arrangement with a leasing company to finance up to 29 Boeing 737-800 aircraft scheduled to be delivered in 2011 through 2013 and 6 additional Boeing 737-800 aircraft that would be scheduled for delivery in 2013 and 2014, if acquired by American pursuant to the exercise of certain purchase rights with Boeing. The financing of each aircraft under this arrangement will be subject to certain terms and conditions.

AMR Eagle Divestiture

AMR announced its intent to move forward with the divestiture of AMR Eagle. AMR currently expects the divestiture to take the form of a spin-off of AMR Eagle stock to AMR stockholders and currently expects to file a Form 10 registration statement in the near future with the Securities and Exchange Commission (the “SEC”). It is expected that a spin-off of AMR Eagle would involve, among other things, (i) the restructuring of some or all of AMR Eagle’s assets and liabilities, (ii) the assumption of certain of AMR Eagle’s liabilities by American, (iii) the assignment of a portion of American’s net operating loss carryforwards to AMR Eagle, (iv) the satisfaction or payment of certain intercompany payables and receivables and (v) a cash capital contribution by American to AMR Eagle.

It is anticipated that, following a spin-off, AMR Eagle would continue to feed passenger traffic to American pursuant to a capacity purchase agreement similar to the agreement already in place. Under such a capacity purchase agreement, American would continue to receive all passenger revenue from AMR Eagle flights and pay AMR Eagle a fee for each flight. The capacity purchase agreement would reflect what AMR believes are current market rates received by other regional carriers for similar flying. Amounts paid to AMR Eagle under the capacity purchase agreement would be available to pay for various operating expenses of AMR Eagle. AMR Eagle would also contract to provide ground handling services to American.

Consummation of a spin-off, and its timing, would be subject to AMR’s Board of Directors approval and the resolution of a number of conditions. No prediction can be made as to whether a spin-off will be completed. AMR also continues to consider other possible forms of divestiture of AMR Eagle, including a sale of AMR Eagle.

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

GDS Discussion

Over the past several years, American has been developing a direct connection technology, designed to distribute its fare content and bookings capability directly to travel agents in order to achieve greater efficiencies, cost savings, and technological advances in the distribution of American’s services. Historically, approximately 60% of American’s bookings are booked through travel agencies, which typically use one or more global distribution systems, or GDSs, to view fare content from American and other industry participants. American is currently in litigation with two of the GDSs, Sabre and Travelport, and Orbitz, an online travel agency affiliated with Travelport.

To further these goals, on November 1, 2010 American notified Orbitz that American intended to terminate certain agreements with Orbitz. Following an order from an Illinois court denying a Travelport request for preliminary injunctive relief, American terminated its agreements with Orbitz on December 21, 2010. On June 1, 2011, the court reversed its decision, and American re-instated its agreements with Orbitz through September 1, 2011. American has appealed that decision. On December 3, 2010, Travelport increased the fees it charges American for some bookings. American has filed breach of contract and other claims against Travelport, and Travelport has filed additional claims against American.

Sabre is the largest non-direct source of American’s bookings, with over $7 billion of American’s passenger revenues generated from bookings made through the Sabre GDS in 2010. On January 5, 2011, Sabre “biased” its system by making it more difficult for travel agents to find American’s fares in the Sabre GDS and doubled the fees it charges American for bookings through its GDS. American obtained a court order that temporarily enjoined Sabre from biasing against American’s fares, and the parties subsequently entered into a Stand Down Agreement that eliminated the biasing, retracted the price increase, and suspended litigation between the two companies until June 1, 2011. Following the expiration of the Stand Down Agreement, on July 8, 2011 Sabre imposed new and substantially higher fees for some American bookings through the Sabre GDS. American is challenging these increases and has made other claims against Sabre in the same court action, and American has also added new Texas state antitrust claims.

On April 12, 2011, American also filed a federal antitrust lawsuit against Travelport and added Sabre as a defendant on June 1, 2011. The lawsuit alleges that the defendants have engaged in anticompetitive practices to preserve their monopoly power over American’s ability to distribute its products through their subscribers. The lawsuit further alleges that these actions have prevented American from employing new competing technologies and has allowed the defendants to continue to charge American supracompetitive fees. Also on June 1, 2011, Sabre filed a request to intervene in this action and stated that it intended to file its own claims against American alleging that American violated the antitrust laws by withholding certain content from the Sabre GDS.

Certain pricing and other terms in American’s GDS agreements with Sabre, Travelport and Amadeus expire by their terms in the summer of 2011. The pricing and other protections in American’s Sabre GDS agreement expire on August 31, 2011. Sabre has also asserted that the entire GDS agreement terminates on August 31, 2011. American disagrees and has also filed breach of contract claims in Texas state court. While the Company is negotiating with each GDS to reach new agreements, the Company cannot predict the outcome of those negotiations. Failure to negotiate extensions of these agreements on reasonable terms with one or all of these GDSs could have a material adverse impact on the Company.

While the Company believes that some of the bookings through Orbitz, Travelport and Sabre have transitioned or will transition to other distribution channels, such as other travel agencies, metasearch sites and American’s AA.com web site, it is not possible at this time to estimate what the ultimate impact would be to the Company’s business if the Company is unsuccessful in resolving one or more of these matters. If as a result of these matters it becomes more difficult for the Company’s customers to find and book flights on American, the Company could be put at a competitive disadvantage and this may result in fewer bookings. If the Company is unable to sell American inventory through any or all of these channels, the Company’s level of bookings, business and results of operations could be materially adversely affected. The Company also believes the actions taken by Travelport and Sabre described above are not permitted by the applicable contracts. The Company intends to vigorously pursue the Company’s claims and defenses in the lawsuits described above, but there can be no assurance of the outcome of any such lawsuit.

Financial Highlights

The Company recorded a consolidated net loss of $284 million in the second quarter of 2011 compared to a net loss of $7 million in the same period last year. The Company’s consolidated net loss reflects significant year-over-year increases in fuel prices, partially offset by higher operating revenues. Consolidated passenger revenue increased by $389 million to $5.3 billion for the second quarter of 2011 compared to the same period last year. Cargo and other revenues increased by $50 million to $841 million for the second quarter of 2011 compared to the same period last year. Mainline passenger unit revenues increased 4.3 percent in the second quarter of 2011 due to a 4.6 percent increase in passenger yield year-over-year. This also reflects a decrease in load factor of approximately 0.3 points compared to the second quarter of 2010. The Company’s revenue results reflect approximately $60 million in lower revenue due to the extreme weather events during the quarter in Dallas-Fort Worth and the continued impact of the earthquake that struck Japan in March.

The increase in total operating revenue was offset by significantly higher year-over-year fuel prices. Fuel prices continued the trend set in the first quarter of 2011, rising even more dramatically in the second quarter with prices remaining high and extremely volatile. The Company paid an average of $3.11 per gallon in the second quarter of 2011 compared to an average of $2.37 per gallon in the second quarter of 2010, including the effects of hedging. As a result, fuel expense, taking into account the impact of fuel hedging, increased $464 million year-over-year to $2.0 billion. Hedging gains reduced fuel expense by approximately $120 million.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, Short-Term Investments and Restricted Assets

At June 30, 2011, the Company had $5.2 billion in unrestricted cash and short-term investments and $457 million in restricted cash and short-term investments, both at fair value, versus $4.5 billion in unrestricted cash and short-term investments and $450 million in restricted cash and short-term investments at December 31, 2010.

The Company’s unrestricted short-term investment portfolio consists of a variety of what the Company believes are highly liquid, lower risk instruments including money market funds, government agency investments, repurchase investments, short-term obligations, corporate obligations, bank notes, certificates of deposit and time deposits. The Company’s objectives for its investment portfolio are (1) the safety of principal, (2) liquidity maintenance, (3) yield maximization, and (4) the full investment of all available funds. The Company’s risk management policy further emphasizes superior credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining investments in its portfolio and enforces limits on the proportion of funds invested with one issuer, one industry, or one type of instrument. The Company regularly assesses the market risks of its portfolio, and believes that its established policies and business practices adequately limit those risks. As a result, the Company does not anticipate any material adverse impact from these risks.

Significant Indebtedness and Future Financing

Indebtedness is a significant risk to the Company as discussed more fully in the Risk Factors included under Item 1A of the 2010 Form 10-K. During the last five years and through June 30, 2011, the Company raised substantial financing to fund operating losses, capital commitments (mainly for aircraft and ground properties), debt maturities, employee pension obligations and to bolster its liquidity. As of the date of this Form 10-Q, the Company believes that it should have sufficient liquidity to fund its operations, including repayment of debt and capital leases, capital expenditures and other contractual obligations; however, there can be no assurances to that effect.

On January 25, 2011, American closed on a $657 million offering of Class A and Class B Pass Through Trust Certificates (the Certificates). The equipment notes expected to be held by each pass through trust will be issued for each of (a) 15 Boeing 737-823 aircraft delivered new to American from 1999 to 2001, (b) six Boeing 757-223 aircraft delivered new to American in 1999 and 2001, (c) two Boeing 767-323ER aircraft delivered new to American in 1999 and (d) seven Boeing 777-223ER aircraft delivered new to American from 1999 to 2000. At closing, 27 of the aircraft were encumbered by either private mortgages or by liens to secure debt incurred in connection with the issuance of enhanced equipment trust certificates in 2001, all of which mature in 2011. As a result, the proceeds from the sale of the Certificates of each trust will initially be held in escrow with a depositary, pending the financing of each aircraft under an indenture relating to the Certificates. Interest of 5.25% and 7.00% per annum on the issued and outstanding Series A equipment notes and Series B equipment notes, respectively, will be payable semiannually on January 31 and July 31 of each year, commencing on July 31, 2011, and principal on such equipment notes is scheduled for payment on January 31 and July 31 of certain years, commencing on July 31, 2011. The payment obligations of American under the equipment notes will be fully and unconditionally guaranteed by AMR Corporation. Approximately $530 million of the proceeds from sale of the Certificates were received by American as of June 30, 2011, in exchange for equipment notes secured by (a) fifteen Boeing 737-823 aircraft, (b) two Boeing 767-323 aircraft and (c) six Boeing 777-223 aircraft. Approximately $68 million and $59 million from the sale of Certificates are expected to be received in the third and fourth quarter of 2011, respectively.

In the remainder of 2011, the Company is contractually required to make approximately $1.1 billion of principal payments on long-term debt and approximately $31 million in principal payments on capital leases, and the Company expects to spend approximately $1 billion on capital expenditures, including aircraft commitments. In addition, the fragile economy, rising fuel prices, the possibility of being required to post reserves under credit card processing agreements, and the obligation to post cash collateral on fuel hedging contracts and fund pension plan contributions, among other things, may in the future negatively impact the Company’s liquidity. To maintain sufficient liquidity, and because the Company has significant debt, lease and other obligations in the next several years, including commitments to purchase aircraft, as well as significant pension funding obligations, the Company will need access to substantial additional funding. An inability to obtain necessary additional funding on acceptable terms would have a material adverse impact on the Company and on its ability to sustain its operations.

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

The Company has financing commitments covering all aircraft scheduled to be delivered to the Company in 2011 and 2012 except for the two Boeing 777-300ER aircraft scheduled for delivery in 2012. Such financing commitments are subject to certain terms and conditions, including in some instances a condition that the Company have at least a certain minimum amount of liquidity.

In the second quarter of 2011, the Company exercised rights to acquire three additional Boeing 737-800 aircraft and three additional Boeing 777-300ER aircraft. As of June 30, 2011, American had aircraft purchase commitments as follows: (a) Boeing 737-800 aircraft – 13 in 2011, 28 in 2012, and 14 in 2013 through 2016; (b) Boeing 777-200ER aircraft – seven in 2013 through 2016; (c) Boeing 777-300ER aircraft – two in 2012 and five in 2013; (d) Boeing 787-9 aircraft – 42 in 2014 through 2018. In July 2011, the Company exercised rights to acquire an eighth Boeing 777-300ER aircraft, which is scheduled for delivery in 2013. In July 2011, the Company also committed to acquire additional Boeing and Airbus aircraft. Refer to “Recent Events” for further information on these commitments and related financing agreements.

As of June 30, 2011, payments for the purchase commitments under these arrangements will approximate $705 million in the remainder of 2011, $1.4 billion in 2012, $786 million in 2013, $313 million in 2014, $192 million in 2015, and $103 million for 2016. These amounts are net of purchase deposits currently held by the manufacturers.

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

Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of American’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of June 30, 2011, the Company was not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.

Pension Funding Obligation

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act (ERISA), the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010 (Relief Act). Under the Relief Act, the Company estimates its 2011 minimum required contribution to its defined benefit pension plans to be approximately $520 million. The Company contributed $188 million to its defined benefit pension plans during the first six months of 2011 and $99 million on July 15, 2011.

Cash Flow Activity

At June 30, 2011, the Company had $5.2 billion in unrestricted cash and short-term investments, which is an increase of $0.7 billion from the balance as of December 31, 2010. Net cash provided by operating activities in the six-month period ended June 30, 2011 was $571 million, as compared to $1.1 billion over the same period in 2010, and which reflects an increase in the Company’s consolidated net loss and increases in current assets.

The Company made scheduled debt and capital lease payments of $1.0 billion and invested $577 million in capital expenditures in the first six months of 2011. Capital expenditures primarily consisted of new aircraft and certain aircraft modifications.

Under certain of the Company’s derivative contracts, the related counterparties are currently required to deposit collateral with the Company due to the value of the contracts. As of June 30, 2011, the cash collateral held by the Company from such counterparties was $126 million as compared to $73 million held by such counterparties as of December 31, 2010. Cash held from counterparties as of June 30, 2011 is included in short-term investments. As a result of movements in fuel prices, the cash collateral amounts held by the Company or the counterparties to such contracts, as the case may be, can vary significantly.

As a result of the terrorist attacks of September 11, 2001 (the Terrorist Attacks) and the subsequent liability protections provided for by the Air Transportation Safety and System Stabilization Act, the Company recorded a liability for the Terrorist Attacks claims equal to the related insurance receivable due to American. In the second quarter of 2011, the Company received $576 million in insurance proceeds as partial settlement of claims related to the Terrorist Attacks. The Company used these funds to pay a portion of its share of the associated liability. Reflecting this settlement, the remaining liability, and the amount of the offsetting insurance receivable as of June 30, 2011, were each $1.1 billion.

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

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 2011 and 2010

REVENUES

The Company’s revenues increased approximately $903 million, or 8.4 percent, to $11.6 billion in the first six months of 2011 from the same period last year. American’s passenger revenues increased by 7.2 percent, or $581 million, on a 2.4 percent increase in capacity (available seat mile) (ASM). American’s passenger load factor decreased 0.6 points while passenger yield increased by 5.4 percent to 14.03 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 4.6 percent to 11.28 cents. American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Following is additional information regarding American’s domestic and international RASM and capacity:

	Six Months Ended June 30, 2011
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	11.32	5.5%	46.0	(0.6)%
International	11.21	3.3	31.1	7.3
DOT Latin America	12.70	11.3	15.3	5.0
DOT Atlantic	10.07	(3.5)	11.6	4.6
DOT Pacific	8.98	(9.3)	4.3	25.4

The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and an independent carrier with which American has a capacity purchase agreement, Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $191 million, or 17.4 percent, to $1.3 billion as a result of higher yield and increased traffic . Regional Affiliates’ traffic increased 15.3 percent to 4.7 billion revenue passenger miles (RPMs), on a capacity increase of 13.9 percent to 6.6 billion ASMs, resulting in a 0.9 point increase in passenger load factor to 71.9 percent.

Cargo revenues increased 9.9 percent, or $32 million, to $356 million primarily as a result of increased freight yields.

Other revenues increased 8.3 percent, or $100 million, to $1.3 billion primarily due to increased revenue associated with the sale of mileage credits in the AAdvantage frequent flyer program and increases in certain passenger service charge volumes and fees.

OPERATING EXPENSES

The Company’s total operating expenses increased 10.3 percent, or $1.1 billion, to $12.0 billion in the first six months ended June 30, 2011 compared to the same period in 2010. The Company’s operating expenses per ASM increased 6.8 percent to 13.63 cents. The increase in operating expense was largely due to a year-over-year increase in fuel prices from $2.30 per gallon in the first six months of 2010 to $2.93 per gallon in the first six months of 2011, including the impact of fuel hedging. Fuel expense was the Company’s largest single expense category in the first six months of 2011 and the price increase resulted in $776 million in incremental year-over-year fuel expense in the first six months of 2011 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed, inclusive of the impact of fuel hedging). Further increases in fuel prices and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations. The remaining increase in operating expense was primarily due to revenue related expenses, such as credit card fees and booking fees and commissions, and increased aircraft rent related to the Company’s fleet renewal plan.

(in millions) Operating Expenses	Six Months Ended June 30, 2011	Change from 2010	Percentage Change
Aircraft fuel	$3,588	$772	27.4%	(a)
Wages, salaries and benefits	3,155	47	1.5
Regional payments to AMR Eagle	1,267	187	17.3	(b)
Other rentals and landing fees	641	5	0.8
Maintenance, materials and repairs	510	(48)	(8.6)	(c)
Commissions, booking fees and credit card expense	524	42	8.7	(d)
Depreciation and amortization	457	(3)	(0.7)
Aircraft rentals	324	44	15.7	(e)
Food service	253	17	7.2	(f)
Other operating expenses	1,299	61	4.9

Total operating expenses	$12,018	$1,124	10.3%

(a)	Aircraft fuel expense increased primarily due to a 27.6 percent increase in the Company’s price per gallon of fuel (net of the impact of hedging gains of $210 million).
(b)	Regional payments to AMR Eagle expense increased in conjunction with an increase in fuel expense.
(c)	Maintenance, materials and repairs decreased primarily due to timing of repairs in 2010.
(d)	Commissions, booking fees and credit card expenses increased due to an 8.4 percent increase in operating revenues.
(e)	Aircraft rental expense increased primarily due to new aircraft deliveries in 2011 and 2010.
(f)	Food service expense increased primarily due to increased international flying.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous - net.

An increase in short-term investment balances caused an increase in interest income of $2 million, or 21.5 percent, to $14 million for the first six months of 2011 compared to the same period last year. Interest expense decreased $3 million, or 0.8 percent, to $331 million primarily as a result of decreases in interest rates on the Company’s long-term debt balance, partially offset by increases in the Company’s long-term debt balance.

INCOME TAX

The Company did not record a net tax provision (benefit) associated with its net loss for the six months ended June 30, 2011 or June 30, 2010 due to the Company providing a valuation allowance, as discussed in Note 4 to the condensed consolidated financial statements.

REGIONAL AFFILIATES

The following table summarizes the combined capacity purchase activity for the American Connection carriers and AMR Eagle for the six months ended June 30, 2011 and 2010.

	Six Months Ended June 30,
	2011	2010
Revenues:
Regional Affiliates	$1,288	$1,098
Other	82	73

	$1,370	$1,171

Expenses:
Regional payments	$1,302	$1,112
Other incurred expenses	211	179

	$1,513	$1,291

In addition, passengers connecting to American’s flights from American Connection and AMR Eagle flights generated passenger revenues for American flights of $881 million and $817 million in the first six months of 2011 and 2010, respectively, which are included in Revenues – Passenger in the consolidated statements of operations.

Outlook

The Company currently expects capacity for American’s mainline jet operations to increase by approximately 1.0% in the third quarter of 2011 versus the third quarter of 2010. American’s mainline capacity for the full year 2011 is expected to increase approximately 1.9% from 2010, with domestic capacity down 0.1% and international capacity up 5.0% compared to 2010 levels.

The Company expects third quarter 2011 mainline unit costs to increase approximately 13.1 percent year over year to 13.80 cents. The third quarter 2011 unit cost expectations reflect projected fuel prices.

The Company’s results are significantly affected by the price of jet fuel. Fuel prices increased dramatically during the first half of 2011 and remain high and extremely volatile. Based on the Company’s current forecast of full year 2011 jet fuel prices, the Company estimates that its full year 2011 jet fuel cost per gallon, taking hedging into account, will increase by approximately 30% over 2010. The Company’s hedging approach has been and continues to be systematic and as of July 2011, the Company had cash flow hedges, primarily consisting of heating oil option and collar contracts, covering approximately 48 percent of its estimated 2011 fuel requirements.

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

Aircraft Fuel The Company’s earnings are substantially affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs primarily by using jet fuel and heating oil hedging contracts. Market risk is estimated as a hypothetical 10 percent increase in the June 30, 2011 cost per gallon of fuel. Based on projected fuel usage for the next twelve months, such an increase would result in an increase to Aircraft fuel expense of approximately $598 million, inclusive of the impact of effective fuel hedge instruments outstanding at June 30, 2011, and assumes the Company’s fuel hedging program remains effective. Such an increase would have resulted in an increase to projected Aircraft fuel expense of approximately $445 million in the twelve months ended December 31, 2010, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2009. As of July 2011, the Company had cash flow hedges, with collars and options, covering approximately 46 percent of its estimated remaining 2011 fuel requirements. Comparatively, as of June 30, 2010, the Company had hedged, with collars and options, approximately 42 percent of its estimated remaining 2010 fuel requirements. The consumption hedged for the remainder of 2011 by cash flow hedges is capped at an average price of approximately $2.92 per gallon of jet fuel, and the Company’s collars have an average floor price of approximately $2.15 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs). The Company’s collars represent approximately 36 percent of its estimated remaining 2011 fuel requirements. A deterioration of the Company’s liquidity and financial position could negatively affect the Company’s ability to hedge fuel in the future.

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

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2010. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011. During the quarter ending on June 30, 2011, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 10, 2011, the Company filed a lawsuit in Tarrant County, Texas State Court against Sabre alleging, among other claims, that Sabre’s actions of introducing bias against the display of American’s services in its global distribution system (GDS) and substantially increasing the rates that it would charge the Company for bookings made through the Sabre GDS breached its agreement with the Company. That same day, the Company successfully obtained a temporary restraining order that prohibited Sabre from continuing to bias the display of American’s services. On January 23, 2011, the Company and Sabre entered into a Stand-Down Agreement, pursuant to which American agreed to suspend the litigation against Sabre, and Sabre agreed not to reintroduce biasing against American’s services in its GDS and to return to the pricing in effect on January 4, 2011. The parties further agreed to enter into good faith negotiations. The Stand-Down Agreement expired on June 1, 2011. On June 8, 2011, Sabre filed counterclaims against the Company alleging that American has breached its agreement. On July 8, 2011, the Company filed new breach of contract and Texas antitrust claims in this action. The Company intends to vigorously pursue its claims, but there can be no assurance of the outcome, and if the Court does not further enjoin Sabre from introducing bias against American’s services or allowing Sabre to remove American services from its system, actions taken by Sabre could have a material adverse effect on the Company.

On April 12, 2011, the Company filed an antitrust lawsuit against Travelport and Orbitz in Federal District Court for the Northern District of Texas. On June 1, 2011, the Company amended its lawsuit to add Sabre as a defendant. The lawsuit alleges that the defendants have engaged in anticompetitive practices to preserve their monopoly power over American’s ability to distribute its products through their subscribers. The lawsuit further alleges that these actions have prevented American from employing new competing technologies and has allowed the defendants to continue to charge American supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. On June 1, 2011, Sabre filed a request to intervene in this action and stated that it intended to file its own claims against American alleging that American violated the antitrust laws by withholding certain content from the Sabre GDS. In addition, all defendants have filed motions requesting that the court dismiss American’s claims.

American intends to vigorously pursue these claims, but there can be no assurance of the outcome, and if the Court does not enjoin Sabre or other defendants from taking actions against American, including removing American’s services from their systems, actions taken by the defendants could have a material adverse impact on the Company.

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

The following exhibits are included herein:

10.1	Supplemental Agreement No. 23 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of April 29, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.2	Supplemental Agreement No. 24 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of May 25, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

12	Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2011 and 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101	The following materials from American’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AIRLINES, INC.

Date: July 20, 2011	BY:	/s/ Isabella D. Goren
Isabella D. Goren
Senior Vice President and Chief Financial Officer