Form 10-Q
period 2012-03-31
AMERICAN AIRLINES INC
filed 2012-04-19
CIK 4515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2012.

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

Registrant’s telephone number, including area code(817) 963-1234

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

Common Stock, $1 par value—1,000 shares as of April 15, 2012.

INDEX

AMERICAN AIRLINES, INC.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN AIRLINES, INC.

DEBTOR AND DEBTOR IN POSSESSION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (In millions)

	Three Months Ended March 31,
	2012	2011
Revenues
Passenger	$4,557	$4,134
Regional Affiliates	670	577
Cargo	168	169
Other revenues	636	647

Total operating revenues	6,031	5,527

Expenses
Aircraft fuel	2,166	1,638
Wages, salaries and benefits	1,616	1,557
Regional payments to AMR Eagle	285	604
Other rentals and landing fees	324	318
Maintenance, materials and repairs	279	244
Commissions, booking fees and credit card expense	266	256
Depreciation and amortization	256	234
Aircraft rentals	143	163
Food service	124	121
Special charges	11	—
Other operating expenses	662	658

Total operating expenses	6,132	5,793

Operating Income (Loss)	(101)	(266)
Other Income (Expense)
Interest income	6	6
Interest expense (contractual interest expense equals $(183) for the three months ended March 31, 2012)	(178)	(158)
Interest capitalized	12	7
Related party interest—net	(3)	(4)
Miscellaneous—net	(10)	(16)

	(173)	(165)

Income (Loss) Before Reorganization Items, Net	(274)	(431)
Reorganization Items, Net	(1,402)	—
Income (Loss) Before Income Taxes	(1,676)	(431)
Income tax	—	—

Net Income (Loss)	$(1,676)	$(431)

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.

DEBTOR AND DEBTOR IN POSSESSION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited) (In millions)

	Three Months Ended March 31,
	2012	2011
Net Earnings (Loss)	$(1,676)	$(431)
Other Comprehensive Income (Loss), Before Tax:
Defined benefit pension plans and retiree medical:
Amortization of actuarial loss and prior service cost	56	32
Current year change	2	13
Derivative financial instruments:
Change in fair value	48	475
Reclassification into earnings	(26)	(97)
Unrealized gain (loss) on investments
Net change in value	—	—

Other Comprehensive Income (Loss) Before Tax	80	423
Income tax expense on other comprehensive income	—	—

Comprehensive Income (Loss)	$(1,596)	$(8)

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.

DEBTOR AND DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions)

	March 31, 2012	December 31, 2011
Assets
Current Assets
Cash	$371	$280
Short-term investments	4,439	3,714
Restricted cash and short-term investments	771	738
Receivables, net	1,038	883
Inventories, net	587	583
Fuel derivative contracts	124	97
Other current assets	389	401

Total current assets	7,719	6,696

Equipment and Property
Flight equipment, net	10,672	10,909
Other equipment and property, net	2,096	2,108
Purchase deposits for flight equipment	682	746

	13,450	13,763
Equipment and Property Under Capital Leases
Flight equipment, net	253	322
Other equipment and property, net	69	70

	322	392
International slots and route authorities	708	708
Domestic slots and airport operating and gate lease rights, less accumulated amortization, net	179	183
Other assets	1,884	1,847

	$24,262	$23,589

AMERICAN AIRLINES, INC.

DEBTOR AND DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (In millions)

	March 31, 2012	December 31, 2012
Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities
Accounts payable	$1,306	$981
Accrued liabilities	1,608	1,795
Air traffic liability	4,848	4,223
Payable to affiliates, net	2,681	2,644
Current maturities of long-term debt	1,593	1,518
Current obligations under capital leases	66	—

Total current liabilities	12,102	11,161

Long-term debt, less current maturities	6,603	6,729
Obligations under capital leases, less current obligations	316	—
Pension and postretirement benefits	77	9,204
Other liabilities, deferred gains and deferred credits	1,684	1,580
Liabilities Subject to Compromise	14,109	3,952

Stockholder’s Equity (Deficit)
Common stock	—	—
Additional paid-in capital	4,459	4,455
Accumulated other comprehensive loss	(3,995)	(4,075)
Accumulated deficit	(11,093)	(9,417)

	(10,629)	(9,037)

	$24,262	$23,589

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.

DEBTOR AND DEBTOR IN POSSESSION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (In millions)

	Three Months Ended March 31,
	2012	2011
Net Cash Provided by Operating Activities	$1,025	$672

Cash Flow from Investing Activities:
Capital expenditures, including aircraft lease deposits	(236)	(252)
Net (increase) decrease in short-term investments	(726)	(1,188)
Net (increase) decrease in restricted cash and short-term investments	(33)	(5)
Proceeds from sale of equipment and property	15	(7)
Cash collateral on spare parts financing	—	—

Net cash provided by (used for) investing activities	(980)	(1,452)

Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(314)	(171)
Proceeds from:
Issuance of debt	—	1,172
Sale leaseback transactions	324	—
Funds transferred to affiliates, net	36	(105)

Net cash provided by (used for) financing activities	46	896

Net increase (decrease) in cash	91	116
Cash at beginning of period	280	165

Cash at end of period	$371	$281

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.

DEBTOR AND DEBTOR IN POSSESSION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Chapter 11 Reorganization

Overview

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

The Company and the other Debtors are currently operating as “debtors in possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as debtors in possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Code enables the Company to continue to operate its business without interruption and the Bankruptcy Court has granted additional relief covering, among other things, obligations to (i) employees, (ii) taxing authorities, (iii) insurance providers, (iv) independent contractors for improvement projects, (v) foreign vendors, (vi) other airlines pursuant to certain interline agreements, and (vii) certain vendors deemed critical to the Debtors’ operations.

While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. The Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization. On March 23, 2012, the Bankruptcy Court entered an order pursuant to Section 1121(d) of the Bankruptcy Code extending the exclusivity periods during which only the Debtors have the right to file a plan of reorganization and solicit and obtain acceptances of such plan. The date until which the Debtors have to file a plan of reorganization has been extended through and including September 28, 2012. If the Debtors file a plan of reorganization on or prior to such date, the Debtors have an exclusive period to solicit and obtain acceptances for such plan through and including November 29, 2012. These extensions are without prejudice to the Debtors’ right to seek further extensions of the exclusivity periods. The ultimate plan of reorganization, which would be subject to acceptance by the requisite majorities of empowered creditors under the Bankruptcy Code and approved by the Bankruptcy Court, could materially change the amounts and classifications in the Condensed Consolidated Financial Statements.

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

No assurance can be given as to the value, if any, that may be ascribed to the Debtors’ various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the Debtors’ reorganization. Accordingly, the Debtors urge that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims.

General Information

Notices to Creditors; Effect of Automatic Stay. The Debtors have notified all known current or potential creditors that the Chapter 11 Cases were filed. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

Appointment of Creditors’ Committee. On December 5, 2011, the U.S. Trustee appointed a statutory official committee of unsecured creditors (the Creditors’ Committee) for the Chapter 11 Cases.

Appointment of Retiree Committee. On March 23, 2012, the Bankruptcy Court entered a Stipulation and Order providing for the appointment of a committee of retired independent and unionized AMR employees (the Retiree Committee). The Retiree Committee will be constituted of persons selected by the U.S. Trustee.

Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, agreements relating to aircraft and aircraft engines (collectively, Aircraft Property) and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. The Debtors’ rights to assume, assume and assign, or reject unexpired leases of non-residential real estate has been extended by order of the Bankruptcy Court through June 26, 2012. In general, rejection of an executory contract or unexpired lease is treated as a prepetition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases have the right to file claims against the Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing defaults under such executory contract or unexpired lease.

In accordance with the Bankruptcy Code, as of March 31, 2012, the Company had rejected 2 ground leases of an immaterial amount and filed a motion to reject facility agreements supporting special facility revenue bonds at Dallas/Fort Worth International Airport and Fort Worth Alliance Airport. See “Reorganization Items, net” in Note 1 to the Condensed Consolidated Financial Statements for further information.

Any description of an executory contract or unexpired lease elsewhere in these Notes or in the report to which these Notes are attached, including where applicable the Debtors’ express termination rights or a quantification of their obligations, must be read in conjunction with, and is qualified by, any rights the Debtors or counterparties have under Section 365 of the Bankruptcy Code.

The Debtors expect that liabilities subject to compromise and resolution in the Chapter 11 Cases will arise in the future as a result of damage claims created by the Debtors’ rejection of various executory contracts and unexpired leases. Due to the uncertain nature of many of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material (see “Liabilities Subject to Compromise” in Note 1 to the Condensed Consolidated Financial Statements).

Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment. Notwithstanding the general discussion above of the impact of the automatic stay, under Section 1110 of the Bankruptcy Code, beginning 60 days after filing a petition under Chapter 11, certain secured parties, lessors and conditional sales vendors may have a right to take possession of certain qualifying Aircraft Property that is leased or subject to a security interest or conditional sale contract, unless the Debtors, subject to approval by the Bankruptcy Court, agree to perform under the applicable agreement, and cure any defaults as provided in Section 1110 (other than defaults of a kind specified in Section 365(b)(2) of the Bankruptcy Code). Taking such action does not preclude the Debtors from later rejecting the applicable lease or abandoning the Aircraft Property subject to the related security agreement, or from later seeking to renegotiate the terms of the related financing.

The Debtors may extend the 60-day period by agreement of the relevant financing party, with Bankruptcy Court approval. In the absence of an agreement or cure as described above or such an extension, the financing party may take possession of the Aircraft Property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment.

The 60-day period under Section 1110 in the Chapter 11 Cases expired on January 27, 2012. In accordance with the Bankruptcy Court’s Order Authorizing the Debtors to (i) Enter into Agreements Under Section 1110(a) of the Bankruptcy Code, (ii) Enter into Stipulations to Extend the Time to Comply with Section 1110 of the Bankruptcy Code and (iii) File Redacted Section 1110(b) Stipulations, dated December 23, 2011, the Debtors have entered into agreements to extend the automatic stay or agreed to perform and cure defaults under financing agreements with respect to certain aircraft in their fleet and other Aircraft Property. With respect to certain Aircraft Property, the Debtors have reached agreements on, or agreements on key aspects of, renegotiated terms of the related financings, and the Debtors are continuing to negotiate terms with respect to many of their other Aircraft Property financings. The ultimate outcome of these negotiations cannot be predicted with certainty. To the extent the Debtors are unable to reach definitive agreements with Aircraft Property financing parties, those parties may seek to repossess the subject Aircraft Property. The loss of a significant number of aircraft could result in a material adverse effect on the Debtors’ financial and operating performance.

In accordance with Section 1110 of the Bankruptcy Code, as of March 31, 2012, the Company had (i) rejected 40 leases relating to 21 MD-80 aircraft, four Fokker 100 aircraft, seven Boeing 757-200 aircraft and eight spare engines; (ii) relinquished one Airbus A300-600R aircraft that was subject to a mortgage; (iii) made elections under Section 1110(a) of the Bankruptcy Code to retain 347 aircraft and 87 spare engines, including Boeing 737-800, Boeing 757-200, Boeing 767-300ER, Boeing 777-200ER, Bombardier CRJ-700, and McDonnell Douglas MD-80 aircraft, on the terms provided in the related financing documents; and (iv) reached agreement on revised economic terms of the financings of 139 aircraft, comprising 70 MD-80 aircraft, nine Boeing 737-800 aircraft, 36 Boeing 757-200 aircraft, 11 Boeing 767-200ER aircraft and 13 Boeing 767-300ER aircraft (which agreements are subject to reaching agreement on definitive documentation). In addition, the Company reached an agreement with the lessor to modify the leases of 39 Super ATR aircraft. As of March 31, 2012, 21 of the Super ATR aircraft had been returned to the lessor as allowed under the modified agreement. The remaining 18 Super ATR aircraft are expected to be returned to the lessor during the remainder of 2012 and 2013. Lastly, the Company reached an agreement with the lender with respect to 18 Embraer RJ-135 aircraft pursuant to which the Company agreed to surrender such aircraft to the lender, and the lender agreed that, following such surrender, the Company would have no further obligations under the related mortgage documents.

Magnitude of Potential Claims. On February 27, 2012, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.

Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to Section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtors that arose prior to the Petition Date and whose claim (i) is not listed on the Debtors’ schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. On March 30, 2012, the Debtors filed the Motion of Debtors for Entry of Order Pursuant to 11 U.S.C. § 502(b)(9) and Fed. R. Bankr. P. 3003(c)(3) Establishing Deadline for Filing Proofs of Claim and Procedures Relating Thereto and Approving Form and Manner of Notice Thereof. Pursuant to such Motion, the Debtors have requested an Order establishing June 29, 2012 at 5:00 p.m. (Eastern Time) as the deadline to file proofs of claim against any Debtor. The Bankruptcy Court has not yet entered this proposed Order.

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

Collective Bargaining Agreements. The Bankruptcy Code provides a process for the modification and/or rejection of collective bargaining agreements (CBAs). In particular, Section 1113(c) of the Bankruptcy Code permits a debtor to reject its CBAs if the debtor satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval to reject the CBAs. The Section 1113(c) process requires that a debtor must make proposals to its unions to modify existing CBAs based on the most complete and reliable information available at the time the proposals are made. The proposed modifications must be necessary to permit the reorganization of the debtor and must assure that all the affected parties are treated fairly and equitably. The debtor must provide the unions with all information necessary to evaluate the proposals, and meet at reasonable times and confer in good faith with the unions in an effort to reach mutually agreeable modifications to the CBAs. American commenced the Section 1113(c) process with its unions on February 1, 2012, and since that time has been negotiating in good faith with the unions for consensual agreements that achieve the necessary level of labor cost savings. Because consensual agreements had not been reached, and given American’s need to restructure its labor costs expeditiously, the Debtors filed a motion with the Bankruptcy Court on March 27, 2012 requesting approval to reject the CBAs. Rejection of the CBAs is appropriate if the Bankruptcy Court finds the debtor’s proposals are necessary for its reorganization, are fair and equitable, and that the unions refused to agree to the proposals without good cause. Throughout this Court process, American will continue to negotiate in good faith with the unions toward consensual agreements. AMR Eagle commenced the Section 1113(c) process with its unions on March 21, 2012. The ultimate resolution of American’s and AMR Eagle’s union negotiations cannot be determined at this time.

Plan of reorganization. On March 23, 2012, the Bankruptcy Court entered an order pursuant to Section 1121(d) of the Bankruptcy Code extending the exclusivity periods during which only the Debtors have the right to file a plan of reorganization and solicit and obtain acceptances of such plan. The date until which the Debtors have to file a plan of reorganization has been extended through and including September 28, 2012. If the Debtors file a plan of reorganization on or prior to such date, the Debtors have an exclusive period to solicit and obtain acceptances for such plan through and including November 29, 2012. These extensions are without prejudice to the Debtors’ right to seek further extensions of the exclusivity periods. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.

Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims).

Availability and Utilization of Net Operating Losses. The availability and utilization of net operating losses (and utilization of alternative minimum tax credits) after the Debtors’ emergence from Chapter 11 is uncertain at this time and will be highly influenced by the composition of the plan of reorganization that is ultimately pursued. On January 27, 2012, the Bankruptcy Court issued a Final Order Establishing Notification Procedures for Substantial Claimholders and Equityholders and Approving Restrictions on Certain Transfers of Interests in the Debtors’ Estates, which restricts trading in the Company’s common stock and claims. The order is intended to prevent certain transfers of the Company’s common stock and certain transfers of claims against the Debtors that could impair the ability of one or more of the Debtors’ estates to use their net operating loss carryovers and certain other tax attributes currently or on a reorganized basis. Any acquisition, disposition, or other transfer of equity or claims on or after November 29, 2011 in violation of the restrictions set forth in the order will be null and void ab initio and/or subject to sanctions as an act in violation of the automatic stay under sections 105(a) and 362 of the Bankruptcy Code. The order applies to (i) “Substantial Equityholders,” i.e., persons who are, or as a result of a transaction would become, the beneficial owner of approximately 4.5 percent of the outstanding shares of the Company’s common stock and (ii) “Substantial Claimholders,” i.e., persons who are, or as a result of a transaction become, the beneficial owner of unsecured claims in excess of a threshold amount of unsecured claims (initially $190 million of unsecured claims, but which may be subsequently increased or decreased under certain circumstances in connection with the Debtors’ filing of a Chapter 11 plan). In the case of Substantial Equityholders, the order imposes current restrictions with respect to the acquisition or disposition of the Company’s stock, and certain notifications may be required. In the case of Substantial Claimholders, the order imposes a procedure pursuant to which, under certain circumstances, the claims acquired during the Chapter 11 cases may have to be resold, and certain notifications may be required.

Liabilities Subject to Compromise

The following table summarizes the components of liabilities subject to compromise included on the Condensed Consolidated Balance Sheet as of March 31, 2012:

(in millions)
Long-term debt	$1,398
Aircraft lease and facility bond related obligations	2,830
Pension and postretirement benefits	9,430
Accounts payable and other accrued liabilities	457
Other	(6)

Total liabilities subject to compromise	$14,109

Long-term debt, including undersecured debt, classified as subject to compromise as of March 31, 2012 consisted of (in millions):

Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00% - 13.00% at March 31, 2012)	$1,212
Enhanced equipment trust certificates due through 2021 (rates from 5.10%—10.375% at March 31, 2012)	—
6.00%—8.50% special facility revenue bonds due through 2036	186
7.50% senior secured notes due 2016	—
AAdvantage Miles advance purchase (net of discount of $110 million)	—
Other	—

$1,398

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

As a result of the announcements discussed in Note 8 to the Condensed Consolidated Financial Statements, the Company’s Pension and postretirement benefits liability has been classified as liabilities subject to compromise.

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

Reorganization Items, net

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 proceedings. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the three months ended March 31, 2012:

(in millions)
Aircraft financing renegotiations and rejections (1) (2)	$1,018
Rejection of facility bond related obligations (2)	339
Professional fees	45

Total reorganization items, net	$1,402

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

(2)

Estimated allowed claims from (i) rejecting 16 leases of seven Boeing 757-200 aircraft, one McDonnell Douglas MD-80 aircraft, and eight spare engines, (ii) relinquishing one Airbus A300-600R aircraft that was subject to a mortgage, (iii) filing a motion to reject facility agreements supporting special facility revenue bonds at Dallas/Fort Worth International Airport and Fort Worth Alliance Airport, and (iv) filing motions to modify the leases of 158 aircraft, including 39 Super ATR aircraft, six Boeing 737-800 aircraft, 33 Boeing 757-200 aircraft, 11 Boeing 767-200ER aircraft, 10 Boeing 767-300ER aircraft, and 59 McDonnell Douglas MD-80 aircraft. The rejections of the leases of such aircraft and spare engines and the modification of the leases relating to such aircraft have been approved by the Bankruptcy Court. See above, “Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment,” for further information.

Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of March 31, 2012.

Additional information about the Company’s Chapter 11 filing is also available on the Internet at aa.com/restructuring. Court filings and claims information are available at amrcaseinfo.com.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. American Airlines, Inc. (American or the Company) is a wholly owned subsidiary of AMR Corporation (AMR). The condensed consolidated financial statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes included in the American Airlines, Inc. Annual Report on Form 10-K filed on February 15, 2012 (2011 Form 10-K).

In accordance with GAAP, the Debtors have applied ASC 852 “Reorganizations” (ASC 852), in preparing the Condensed Consolidated Financial Statements. ASC 852 requires that the financial statements, for periods subsequent to the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases are recorded in reorganization items, net on the accompanying Consolidated Statement of Operations. In addition, prepetition obligations that may be impacted by the Chapter 11 reorganization process have been classified on the Condensed Consolidated Balance Sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Certain of our non-U.S. subsidiaries were not part of the Chapter 11 filings. Since the non-US subsidiaries not part of the bankruptcy filing do not have significant transactions, we do not separately disclose the condensed combined financial statements of the Debtors in accordance with the requirements of reorganization accounting.

These Condensed Consolidated Financial Statements have also been prepared on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Debtors be unable to continue as a going concern.

As a result of the Chapter 11 proceedings, the satisfaction of our liabilities and funding of ongoing operations are subject to uncertainty and, accordingly, there is a substantial doubt of the Company’s ability to continue as a going concern.

The accompanying Condensed Consolidated Financial Statements do not purport to reflect or provide for the consequences of the Chapter 11 Cases, other than as set forth under “liabilities subject to compromise” on the accompanying Condensed Consolidated Balance Sheet and “income (loss) before reorganization items” and “reorganization items, net” on the accompanying Consolidated Statement of Operations (see Note 1 to the Condensed Consolidated Financial Statements). In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; or (3) as to operations, the effect of any changes that may be made to the Debtors’ business.

3.	Commitments, Contingencies and Guarantees

American had total aircraft acquisition commitments as of March 31, 2012 as follows:

		Boeing			Airbus
		737 Family[1]	777- 200ER	777- 300ER	A320 Family	NEO	Total
Remainder of 2012	Purchase	22		2			24
	Lease						—
2013	Purchase	15		8			23
	Lease	16			20		36
2014	Purchase	5	2				7
	Lease	15			35		50
2015	Purchase		2				2
	Lease	20			30		50
2016	Purchase		2				2
	Lease	20			25		45
2017 and beyond	Purchase					130	130
	Lease	20			20		40
Total	Purchase	42	6	10	0	130	188
	Lease	91	0	0	130	0	221

[1]

As of March 31, 2012, American had elected to purchase nine Boeing 737 Next Generation aircraft using the sale-leaseback financing arranged directly by American with a third party leasing company. These aircraft are therefore reflected as purchases in the above table.

The assumption of agreements related to the Company’s aircraft commitments is subject to collaboration with the Company’s key stakeholders and, in some instances, approval of the Bankruptcy Court. The Company cannot predict what the outcome of these discussions and the Bankruptcy Court process will be.

As of March 31, 2012, and subject to assumption of the related agreements, payments for the above purchase commitments and certain engines will approximate $998 million in the remainder of 2012, $1.5 billion in 2013, $555 million in 2014, $311 million in 2015, $341 million in 2016, and $7.3 billion for 2017 and beyond. These amounts are net of purchase deposits currently held by the manufacturers. American has granted Boeing a security interest in American’s purchase deposits with Boeing. The Company’s purchase deposits totaled $682 million as of March 31, 2012.

As of March 31, 2012, and subject to assumption of the related agreements, total future lease payments for all leased aircraft, including aircraft not yet delivered, will approximate $733 million in the remainder of 2012, $1.0 billion in 2013, $1.2 billion in 2014, $1.4 billion in 2015, $1.6 billion in 2016, and $15.3 billion in 2017 and beyond.

In 2008, American entered into a purchase agreement with Boeing (subject to certain reconfirmation rights) to acquire 42 Boeing 787-9 aircraft, with the right to acquire an additional 58 Boeing 787-9 aircraft. American’s first Boeing 787-9 aircraft was previously scheduled to deliver (subject to reconfirmation rights) in 2014; however, due to production issues such delivery has been delayed. American has selected GE Aviation as the exclusive provider of engines for its expected order of Boeing 787-9 aircraft. The assumption of the agreements related to our Boeing 787-9 aircraft order is subject to collaboration with the Company’s key stakeholders and, in some instances, approval of the Bankruptcy Court. The Company cannot predict what the outcome of these discussions and the Bankruptcy Court process will be.

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

American and JAL entered into a Revenue Sharing Agreement, effective April 1, 2011, as envisaged by the JBA. Under this agreement, American and JAL share certain revenues of their operations. In addition, American provided JAL a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following its implementation, subject to certain terms and conditions. The amount required to be paid by the Company under the guarantee in any one of such years may not exceed $100 million, and is reduced if capacity for one of such years is less than a defined base year period capacity. Based on current Trans-Pacific capacity, the guarantee in any one of such years may not exceed approximately $75 million. As of March 31, 2012, based on an expected probability model, American had recorded a guarantee liability that is not material.

As discussed further in Note 8 to the Condensed Consolidated Financial Statements, the Company announced the principal terms of a new business plan on February 1, 2012 which contemplates, among other things, reducing headcount by approximately 13,000. The Company may incur significant accounting charges as a result of this business plan, including employee severance charges. The business plan will require continued collaboration with the Creditors’ Committee, various economic stakeholders and union representatives, and in some instances, approval of the Bankruptcy Court. The Company cannot predict whether, or to what extent, the business plan will be implemented. As such, at this time, the Company is not able to reasonably estimate the amount and timing of such charges or the portion of these charges that will result in future cash expenditures.

As a result of the current Chapter 11 filings, attempts to prosecute, collect, secure or enforce remedies with respect to prepetition claims against the Debtors are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code, except in such cases where the Bankruptcy Court has entered an order modifying or lifting the automatic stay. Notwithstanding the general application of the automatic stay described above, governmental authorities, both domestic and foreign, may determine to continue actions brought under their regulatory powers. Therefore, the automatic stay may have no effect on certain matters, and the Debtors cannot predict the impact, if any, that its Chapter 11 Cases might have on its commitments and obligations.

4.	Depreciation and Amortization

Accumulated depreciation of owned equipment and property at March 31, 2012 and December 31, 2011 was $10.0 billion and $9.9 billion, respectively. Accumulated amortization of equipment and property under capital leases at March 31, 2012 and December 31, 2011 was $199 million and $448 million, respectively.

5.	Income Taxes

The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The Company’s deferred tax asset valuation allowance increased from $4.8 billion as of December 31, 2011 to $5.4 billion as of March 31, 2012, including the impact of comprehensive income for the three months ended March 31, 2012 and changes from other adjustments.

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

6.	Indebtedness

Long-term debt classified as not subject to compromise consisted of (in millions):

	March 31, 2012	December 31, 2011
Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00% - 13.00% at March 31, 2012)	$2,958	$2,952
Enhanced equipment trust certificates due through 2021 (rates from 5.10%—10.375% at March 31, 2012)	1,891	1,942
6.00%—8.50% special facility revenue bonds due through 2036	1,437	1,436
7.50% senior secured notes due 2016	1,000	1,000
AAdvantage Miles advance purchase (net of discount of $110 million)	882	890
Other	28	27

	8,196	8,247

Less current maturities	1,593	1,518

Total long-term debt, less current maturities	6,603	6,729

The financings listed in the table above are considered not subject to compromise. For information regarding the liabilities subject to compromise, see Note 1 to the Condensed Consolidated Financial Statements.

The Company’s future long-term debt and operating lease payments have changed as its ordered aircraft are delivered and such deliveries have been financed. As of March 31, 2012, maturities of long-term debt (including sinking fund requirements) for the next five years are:

Years Ending December 31 (in millions)	Principal Not Subject to Compromise	Principal Subject to Compromise	Total Principal Amount
Remainder of 2012	$1,273	$108	$1,381
2013	898	193	1,091
2014	761	179	940
2015	664	162	826
2016	1,645	166	1,811

Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of a year as of March 31, 2012, were: remainder of 2012 – $693 million, 2013 – $888 million, 2014 – $815 million, 2015 – $726 million, 2016 – $661 million, and 2017 and beyond – $4.6 billion.

As of December 31, 2011, AMR had issued guarantees covering approximately $1.6 billion of American’s tax-exempt bond debt (and interest thereon) and $4.2 billion of American’s secured debt (and interest thereon). American had issued guarantees covering approximately $842 million of AMR’s unsecured debt (and interest thereon). AMR also guarantees $10.5 million of American’s leases of certain Super ATR aircraft, which are subleased to AMR Eagle.

In July 2011, American entered into a sale-leaseback arrangement with a leasing company to finance 35 Boeing 737-800 aircraft scheduled to be delivered in 2011 through 2014. The financing of each aircraft under this arrangement will be subject to certain terms and conditions. As of the end of the first quarter of 2012, American had financed 21 Boeing 737-800 aircraft under this and other arrangements, which are accounted for as operating leases.

Certain of the Company’s debt financing agreements contain loan to value ratio covenants and require the Company to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, the Company is required to subject additional qualifying collateral (which in some cases may include cash collateral) or, in the alternative, to pay down such financing, in whole or in part, with premium (if any).

Specifically, the Company is required to meet certain collateral coverage tests on a periodic basis on three financing transactions: (1) 10.5% $450 million Senior Secured Notes due 2012 (the 10.5% Notes), (2) Senior Secured Notes, and (3) 2005 Spare Engine EETC due in 2012, as described below:

	(1) 10.5% Notes		(2) Senior Secured Notes	(3) 2005 Spare Engine EETC
Frequency of Appraisals	Semi-Annual (April and October)		Semi-Annual (June and December, commencing December 2011)	Semi-Annual (April and October)
LTV Requirement	43%; failure to meet collateral test requires posting of additional collateral

1.5x Collateral valuation to

amount of debt outstanding

(67% LTV); failure to meet

collateral test results in

American paying 2% additional

interest until the ratio is at least

1.5x; additional collateral can be

posted to meet this requirement

				32.8% applicable to the one Tranche only; failure to meet collateral test requires posting of additional cash collateral
LTV as of Last Measurement Date	44.1%		65.5%	31.8%

Collateral Description	143 aircraft consisting of:		Generally, certain route authorities, take-off and landing slots, and rights to airport facilities used by American to operate certain services between the U.S. and London Heathrow, Tokyo Narita/Haneda, and China	87 spare aircraft engines consisting of:
	Type	# of Aircraft		Engine/Associated Aircraft	# of Engines

	MD-80	74		JT8D-219/MD-80	47
	B757-200	41		RB211-535E4B/B757-200	22
	B767-200ER	3		CF6-80A/B767-200ER	3
	B767-300ER	25		CF6-80C2 B6/B767-300ER	12

	TOTAL	143		CF6-80C2 A5/A300	3

				TOTAL	87

At March 31, 2012, the Company was in compliance with the most recently completed collateral coverage tests for the Senior Secured Notes and the 2005 Spare Engine EETC, and was not in compliance with the most recently completed collateral coverage test for the 10.5% Notes. The Company has not remedied its non-compliance with that test due to the ongoing Chapter 11 proceedings.

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

The Debtors cannot predict the impact, if any, that the Chapter 11 Cases might have on these obligations. For further information regarding the Chapter 11 Cases, see Note 1 to the Condensed Consolidated Financial Statements.

7.	Fair Value Measurements

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. The Company’s fuel derivative contracts, primarily call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option), are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. No changes in valuation techniques or inputs occurred during the three months ended March 31, 2012.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of March 31, 2012
Description	Total	Level 1	Level 2	Level 3
Short-term investments [1,2]
Money market funds	$892	$892	$—	$—
Government agency investments	584	—	584	—
Repurchase agreements	128	—	128	—
Corporate obligations	2,277	—	2,277	—
Bank notes / Certificates of deposit / Time deposits	558	—	558	—

	4,439	892	3,547	—

Restricted cash and short-term investments [1]	771	771	—	—
Fuel derivative contracts, net [1]	124	—	124	—

Total	$5,334	$1,663	$3,671	$—

[1]

Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) at each measurement date.

[2]

The Company’s short-term investments mature in one year or less except for $50 million of Bank notes/Certificates of deposit/Time deposits, $584 million of U.S. Government agency investments and $412 million of Corporate obligations which have maturity dates exceeding one year.

No significant transfers between Level 1 and Level 2 occurred during the three months ended March 31, 2012. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.

As of March 31, 2012, the Company had no exposure to European sovereign debt.

The fair values of the Company’s long-term debt classified as Level 1 were estimated using quoted market prices. The fair values of the Company’s long-term debt classified as Level 2 were estimated using discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. All of the Company’s long term debt not classified as subject to compromise is classified as Level 1, with the exception of the AAdvantage Miles advance purchase and $2.1 billion of the fair value of the Secured variable and fixed rate indebtedness.

The carrying value and estimated fair values of the Company’s long-term debt, including current maturities, not classified as subject to compromise, were (in millions):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$2,958	$2,791	$2,952	$2,647
Enhanced equipment trust certificates	1,891	1,969	1,942	1,927
6.0%—8.5% special facility revenue bonds	1,437	1,390	1,436	1,230
7.50% senior secured notes	1,000	879	1,000	711
AAdvantage Miles advance purchase	882	884	890	902
Other	28	28	27	27

	$8,196	$7,941	$8,247	$7,444

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, classified as subject to compromise, were (in millions):

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$1,212	$1,012	$1,456	$1,123
Enhanced equipment trust certificates	—	—	—	—
6.0%—8.5% special facility revenue bonds	186	83	186	37
7.50% senior secured notes	—	—	—	—
AAdvantage Miles advance purchase	—	—	—	—

	$1,398	$1,095	$1,642	$1,160

All of the Company’s long term debt classified as subject to compromise is classified as Level 1, with the exception of the AAdvantage Miles advance purchase and the Secured variable and fixed rate indebtedness.

8.	Retirement Benefits

The following tables provide the components of net periodic benefit cost for the three months ended March 31, 2012 and 2011 (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
	2012	2011	2012	2011
Components of net periodic benefit cost

Service cost	$104	$95	$15	$15
Interest cost	191	190	38	44
Expected return on assets	(166)	(163)	(4)	(5)
Amortization of:
Prior service cost	4	4	(7)	(7)
Unrecognized net (gain) loss	61	37	(2)	(2)

Net periodic benefit cost	$194	$163	$40	$45

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010.

As a result of the Chapter 11 Cases, AMR contributed $6.5 million to its defined benefit pension plans on January 13, 2012 to cover the post-petition period of November 29, 2011 to December 31, 2011. As a result of only contributing the post-petition portion of the required contribution, the Pension Benefit Guaranty Corporation filed a lien against certain assets of the Company’s non-debtor subsidiaries. On April 13, 2012, the Company contributed $86 million to its defined benefit pension plans to cover the post-petition period of January 1, 2012 to March 31, 2012. The Company’s 2012 contributions to its defined benefit pension plans is subject to the Chapter 11 proceedings, as discussed below.

On February 1, 2012, the Company announced the principal terms of a new business plan. The chief components of the business plan included targets of an annual $2 billion in cost savings and $1 billion in revenue enhancement. The business plan contemplates, among other things, reducing headcount by approximately 13,000, terminating American’s defined benefit pension plans, and discontinuing subsidized retiree medical coverage. On March 7, 2012, the Company announced that, in working with the Creditors’ Committee and the PBGC, it had developed a solution that would allow the Company to pursue a freeze of its defined benefit pension plans for non-pilot employees instead of seeking termination. These arrangements have not yet been presented to or approved by the Bankruptcy Court. In addition, the Company is continuing to work with the PBGC, the Creditors’ Committee and the Allied Pilots Association on a solution that could allow the Company to freeze the defined benefit pension plan for pilots instead of seeking termination.

As a result of these announcements, the Company’s Pension and postretirement benefits liability has been classified as liabilities subject to compromise.

The Company may incur significant accounting charges as a result of this business plan, including pension related curtailment or settlement charges upon modification of the retirement plans. The business plan will require continued collaboration with the Creditors’ Committee, various economic stakeholders and union representatives, and in some instances, approval of the Bankruptcy Court. The Company cannot predict whether, or to what extent, the business plan will be implemented. As such, at this time, the Company is not able to reasonably estimate the amount and timing of such charges or the portion of these charges that will result in future cash expenditures.

9.	Special Charges and Restructuring Activities

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

The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of March 31, 2012:

	Aircraft Charges	Facility Exit Costs	Total
Remaining accrual at December 31, 2011	$49	$16	$65
Non-cash charges	(11)	—	(11)
Adjustments	(29)	—	(29)
Payments	(1)	(1)	(2)

Remaining accrual at March 31, 2012	$8	$15	$23

Cash outlays related to the accruals for aircraft charges and facility exit costs will occur through 2017 and 2018, respectively. However, these cash outlays could be modified in the Chapter 11 proceedings.

As previously discussed, the Company announced the principal terms of a new business plan on February 1, 2012 which contemplates, among other things, reducing headcount by approximately 13,000. The Company may incur significant accounting charges as a result of this business plan, including employee severance charges. The business plan will require continued collaboration with the Creditors’ Committee, various economic stakeholders and union representatives, and in some instances, approval of the Bankruptcy Court. The Company cannot predict whether, or to what extent, the business plan will be implemented. As such, at this time, the Company is not able to reasonably estimate the amount and timing of such charges or the portion of these charges that will result in future cash expenditures.

10.	Financial Instruments and Risk Management

As part of the Company’s risk management program, it uses a variety of financial instruments, primarily heating oil, jet fuel, and WTI crude option and collar contracts, as cash flow hedges to mitigate commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes. As of March 31, 2012, the Company had fuel derivative contracts outstanding covering 18 million barrels of jet fuel that will be settled over the next 12 months. A deterioration of the Company’s liquidity position and its Chapter 11 filing may negatively affect the Company’s ability to hedge fuel in the future.

For the three months ended March 31, 2012 and 2011, the Company recognized a decrease of approximately $29 million and $90 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. The net fair value of the Company’s fuel hedging agreements at March 31, 2012 and December 31, 2011, representing the amount the Company would receive upon termination of the agreements (net of settled contract assets), totaled $104 million and $80 million, respectively.

The impact of cash flow hedges on the Company’s consolidated financial statements is depicted below (in millions):

Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges)

Asset Derivatives as of				Liability Derivatives as of
March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Fuel derivative contracts	$124	Fuel derivative contracts	$97	Accrued Liabilities	$—	Accrued liability	$2

Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges)

Amount of Gain (Loss) Recognized in OCI on Derivative[1] as of March 31,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income [1,3]	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1] as of March 31,		Location of Gain (Loss) Recognized in Income on Derivative [2]	Amount of Gain (Loss) Recognized in Income on Derivative 2, as of March 31,
2012	2011		2012	2011		2012	2011
$ 48	$475	Aircraft Fuel	$26	$87	Aircraft Fuel	$3	$3

[1]	Effective portion of gain (loss)

[2]	Ineffective portion of gain (loss)

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

As of March 31, 2012, the Company had received cash collateral of $9 million which is included in short-term investments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “estimates,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s objectives, plans or goals, or actions the Company may take in the future, are forward-looking statements. Forward-looking statements include, without limitation, the Company’s expectations concerning the Chapter 11 cases; the Company’s operations and financial conditions, including changes in capacity, revenues, and costs; future financing plans and needs; the amounts of its unencumbered assets and other sources of liquidity; fleet plans; overall economic and industry conditions; plans and objectives for future operations; regulatory approvals and actions; and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.

Guidance given in this report regarding capacity, fuel consumption, fuel prices, fuel hedging and unit costs are forward-looking statements. Forward-looking statements are subject to a number of factors that could cause the Company’s actual results to differ materially from the Company’s expectations. The following factors, in addition to other possible factors not listed, could cause the Company’s actual results to differ materially from those expressed in forward-looking statements: risks arising from the Chapter 11 Cases, including reorganization risks, liquidity risks, and common stock risks; the materially weakened financial condition of the Company, resulting from its significant losses in recent years; weak demand for air travel resulting from the severe global economic downturn; the potential requirement for the Company to maintain reserves under its credit card processing agreements, which could materially adversely impact the Company’s liquidity; the ability of the Company to generate additional revenues and reduce its costs; continued high and volatile fuel prices and further increases in the price of fuel, and the availability of fuel; the resolution of pending litigation with certain global distribution systems and business discussions with certain on-line travel agents; the Company’s substantial indebtedness and other obligations; the ability of the Company to satisfy certain covenants and conditions in certain of its financing and other agreements; changes in economic and other conditions beyond the Company’s control, and the volatile results of the Company’s operations; the fiercely and increasingly competitive business environment faced by the Company; industry consolidation and alliance changes; competition with reorganized carriers; low fare levels by historical standards and the Company’s reduced pricing power; changes in the Company’s corporate or business strategy; extensive government regulation of the Company’s business; conflicts overseas or terrorist attacks; uncertainties with respect to the Company’s international operations; outbreaks of a disease (such as SARS, avian flu or the H1N1 virus) that affects travel behavior; labor costs that are higher than those of the Company’s competitors; uncertainties with respect to the Company’s relationships with unionized and other employee work groups; higher than normal number of pilot retirements; increased insurance costs and potential reductions of available insurance coverage; the Company’s ability to retain key management personnel; potential failures or disruptions of the Company’s computer, communications or other technology systems; losses and adverse publicity resulting from any accident involving the Company’s aircraft; interruptions or disruptions in service at one or more of the Company’s primary market airports; and the heavy taxation of the airline industry. The Risk Factors contained in the Company’s Securities and Exchange Commission filings, including the 2011 Form 10-K, could cause the Company’s actual results to differ materially from historical results and from those expressed in forward-looking statements.

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

The Company and the other Debtors are operating as “debtors in possession” under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Bankruptcy Code. In general, as debtors in possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Code enables the Company to continue to operate its business without interruption, and the Bankruptcy Court has granted additional relief covering, among other things, obligations to (i) employees, (ii) taxing authorities, (iii) insurance providers, (iv) independent contractors for improvement projects, (v) foreign vendors, (vi) other airlines pursuant to certain interline agreements, and (vii) certain vendors deemed critical to the Debtors’ operations.

While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. The Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization. On March 23, 2012, the Bankruptcy Court entered an order pursuant to Section 1121(d) of the Bankruptcy Code extending the exclusivity periods during which only the Debtors have the right to file a plan of reorganization and solicit and obtain acceptances of such plan. The date until which the Debtors have to file a plan of reorganization has been extended through and including September 28, 2012. If the Debtors file a plan of reorganization on or prior to such date, the Debtors have an exclusive period to solicit and obtain acceptances for such plan through and including November 29, 2012. These extensions are without prejudice to the Debtors’ right to seek further extensions of the exclusivity periods. The ultimate plan of reorganization, which would be subject to acceptance by the requisite majorities of empowered creditors under the Bankruptcy Code and approved by the Bankruptcy Court, could materially change the amounts and classifications in the Condensed Consolidated Financial Statements.

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

No assurance can be given as to the value, if any, that may be ascribed to the Debtors’ various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be and it remains too early to determine whether holders of any such securities will receive any distribution in the Debtors’ reorganization.

General Information

Notices to Creditors; Effect of Automatic Stay. The Debtors have notified all known current or potential creditors that the Chapter 11 Cases were filed. Subject to certain exceptions under the Bankruptcy Code, the filing of the Debtors’ Chapter 11 Cases automatically enjoined, or stayed, the continuation of most judicial or administrative proceedings or filing of other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a prepetition claim, are enjoined unless and until the Bankruptcy Court lifts the automatic stay as to any such claim. Vendors are being paid for goods furnished and services provided after the Petition Date in the ordinary course of business.

Appointment of Creditors’ Committee. On December 5, 2011, the U.S. Trustee appointed a statutory official committee of unsecured creditors (the Creditors’ Committee) for the Chapter 11 Cases.

Appointment of Retiree Committee. On March 23, 2012, the Bankruptcy Court entered a Stipulation and Order providing for the appointment of a committee of retired independent and unionized AMR employees (the Retiree Committee). The Retiree Committee will be constituted of persons selected by the U.S. Trustee.

Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, agreements relating to aircraft and aircraft engines (collectively, Aircraft Property) and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. The Debtors’ rights to assume, assume and assign, or reject unexpired leases of non-residential real estate has been extended by order of the Bankruptcy Court through June 26, 2012. In general, rejection of an executory contract or unexpired lease is treated as a prepetition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases have the right to file claims against the Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing defaults under such executory contract or unexpired lease.

In accordance with the Bankruptcy Code, as of March 31, 2012, the Company had rejected 2 ground leases of an immaterial amount and filed a motion to reject facility agreements supporting special facility revenue bonds at Dallas/Fort Worth International Airport and Fort Worth Alliance Airport. See “Reorganization Items, net” in Note 1 to the Condensed Consolidated Financial Statements for further information.

Any description of an executory contract or unexpired lease elsewhere in these Notes or in the report to which these Notes are attached, including where applicable the Debtors’ express termination rights or a quantification of their obligations, must be read in conjunction with, and is qualified by, any rights the Debtors or counterparties have under Section 365 of the Bankruptcy Code.

The Debtors expect that liabilities subject to compromise and resolution in the Chapter 11 Cases will arise in the future as a result of damage claims created by the Debtors’ rejection of various executory contracts and unexpired leases. Due to the uncertain nature of many of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material (see “Liabilities Subject to Compromise” in Note 1 to the Condensed Consolidated Financial Statements).

Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment. Notwithstanding the general discussion above of the impact of the automatic stay, under Section 1110 of the Bankruptcy Code, beginning 60 days after filing a petition under Chapter 11, certain secured parties, lessors and conditional sales vendors may have a right to take possession of certain qualifying Aircraft Property that is leased or subject to a security interest or conditional sale contract, unless the Debtors, subject to approval by the Bankruptcy Court, agree to perform under the applicable agreement, and cure any defaults as provided in Section 1110 (other than defaults of a kind specified in Section 365(b)(2) of the Bankruptcy Code). Taking such action does not preclude the Debtors from later rejecting the applicable lease or abandoning the Aircraft Property subject to the related security agreement, or from later seeking to renegotiate the terms of the related financing.

The Debtors may extend the 60-day period by agreement of the relevant financing party, with Bankruptcy Court approval. In the absence of an agreement or cure as described above or such an extension, the financing party may take possession of the Aircraft Property and enforce any of its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment.

The 60-day period under Section 1110 in the Chapter 11 Cases expired on January 27, 2012. In accordance with the Bankruptcy Court’s Order Authorizing the Debtors to (i) Enter into Agreements Under Section 1110(a) of the Bankruptcy Code, (ii) Enter into Stipulations to Extend the Time to Comply with Section 1110 of the Bankruptcy Code and (iii) File Redacted Section 1110(b) Stipulations, dated December 23, 2011, the Debtors have entered into agreements to extend the automatic stay or agreed to perform and cure defaults under financing agreements with respect to certain aircraft in their fleet and other Aircraft Property. With respect to certain Aircraft Property, the Debtors have reached agreements on, or agreements on key aspects of, renegotiated terms of the related financings, and the Debtors are continuing to negotiate terms with respect to many of their other Aircraft Property financings. The ultimate outcome of these negotiations cannot be predicted with certainty. To the extent the Debtors are unable to reach definitive agreements with Aircraft Property financing parties, those parties may seek to repossess the subject Aircraft Property. The loss of a significant number of aircraft could result in a material adverse effect on the Debtors’ financial and operating performance.

In accordance with Section 1110 of the Bankruptcy Code, as of March 31, 2012, the Company had (i) rejected 40 leases relating to 21 MD-80 aircraft, four Fokker 100 aircraft, seven Boeing 757-200 aircraft and eight spare engines; (ii) relinquished one Airbus A300-600R aircraft that was subject to a mortgage; (iii) made elections under Section 1110(a) of the Bankruptcy Code to retain 347 aircraft and 87 spare engines, including Boeing 737-800, Boeing 757-200, Boeing 767-300ER, Boeing 777-200ER, Bombardier CRJ-700, and McDonnell Douglas MD-80 aircraft, on the terms provided in the related financing documents; and (iv) reached agreement on revised economic terms of the financings of 139 aircraft, comprising 70 MD-80 aircraft, nine Boeing 737-800 aircraft, 36 Boeing 757-200 aircraft, 11 Boeing 767-200ER aircraft and 13 Boeing 767-300ER aircraft (which agreements are subject to reaching agreement on definitive documentation). In addition, the Company reached an agreement with the lessor to modify the leases of 39 Super ATR aircraft. As of March 31, 2012, 21 of the Super ATR aircraft had been returned to the lessor as allowed under the modified agreement. The remaining 18 Super ATR aircraft are expected to be returned to the lessor during the remainder of 2012 and 2013. Lastly, the Company reached an agreement with the lender with respect to 18 Embraer RJ-135 aircraft pursuant to which the Company agreed to surrender such aircraft to the lender, and the lender agreed that, following such surrender, the Company would have no further obligations under the related mortgage documents.

Magnitude of Potential Claims. On February 27, 2012, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.

Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to Section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtors that arose prior to the Petition Date and whose claim (i) is not listed on the Debtors’ schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. On March 30, 2012, the Debtors filed the Motion of Debtors for Entry of Order Pursuant to 11 U.S.C. § 502(b)(9) and Fed. R. Bankr. P. 3003(c)(3) Establishing Deadline for Filing Proofs of Claim and Procedures Relating Thereto and Approving Form and Manner of Notice Thereof. Pursuant to such Motion, the Debtors have requested an Order establishing June 29, 2012 at 5:00 p.m. (Eastern Time) as the deadline to file proofs of claim against any Debtor. The Bankruptcy Court has not yet entered this proposed Order.

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

Collective Bargaining Agreements. The Bankruptcy Code provides a process for the modification and/or rejection of collective bargaining agreements (CBAs). In particular, Section 1113(c) of the Bankruptcy Code permits a debtor to reject its CBAs if the debtor satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court’s approval to reject the CBAs. The Section 1113(c) process requires that a debtor must make proposals to its unions to modify existing CBAs based on the most complete and reliable information available at the time the proposals are made. The proposed modifications must be necessary to permit the reorganization of the debtor and must assure that all the affected parties are treated fairly and equitably. The debtor must provide the unions with all information necessary to evaluate the proposals, and meet at reasonable times and confer in good faith with the unions in an effort to reach mutually agreeable modifications to the CBAs. American commenced the Section 1113(c) process with its unions on February 1, 2012, and since that time has been negotiating in good faith with the unions for consensual agreements that achieve the necessary level of labor cost savings. Because consensual agreements had not been reached, and given American’s need to restructure its labor costs expeditiously, the Debtors filed a motion with the Bankruptcy Court on March 27, 2012 requesting approval to reject the CBAs. Rejection of the CBAs is appropriate if the Bankruptcy Court finds the debtor’s proposals are necessary for its reorganization, are fair and equitable, and that the unions refused to agree to the proposals without good cause. Throughout this Court process, American will continue to negotiate in good faith with the unions toward consensual agreements. AMR Eagle commenced the Section 1113(c) process with its unions on March 21, 2012. The ultimate resolution of American’s and AMR Eagle’s union negotiations cannot be determined at this time.

Plan of reorganization. On March 23, 2012, the Bankruptcy Court entered an order pursuant to Section 1121(d) of the Bankruptcy Code extending the exclusivity periods during which only the Debtors have the right to file a plan of reorganization and solicit and obtain acceptances of such plan. The date until which the Debtors have to file a plan of reorganization has been extended through and including September 28, 2012. If the Debtors file a plan of reorganization on or prior to such date, the Debtors have an exclusive period to solicit and obtain acceptances for such plan through and including November 29, 2012. These extensions are without prejudice to the Debtors’ right to seek further extensions of the exclusivity periods. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.

Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if such plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interests that does not receive or retain any property under the plan on account of such claims or interests is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims, subordinated or senior claims).

Availability and Utilization of Net Operating Losses. The availability and utilization of net operating losses (and utilization of alternative minimum tax credits) after the Debtors’ emergence from Chapter 11 is uncertain at this time and will be highly influenced by the composition of the plan of reorganization that is ultimately pursued. On January 27, 2012, the Bankruptcy Court issued a Final Order Establishing Notification Procedures for Substantial Claimholders and Equityholders and Approving Restrictions on Certain Transfers of Interests in the Debtors’ Estates, which restricts trading in the Company’s common stock and claims. The order is intended to prevent certain transfers of the Company’s common stock and certain transfers of claims against the Debtors that could impair the ability of one or more of the Debtors’ estates to use their net operating loss carryovers and certain other tax attributes currently or on a reorganized basis. Any acquisition, disposition, or other transfer of equity or claims on or after November 29, 2011 in violation of the restrictions set forth in the order will be null and void ab initio and/or subject to sanctions as an act in violation of the automatic stay under sections 105(a) and 362 of the Bankruptcy Code. The order applies to (i) “Substantial Equityholders,” i.e., persons who are, or as a result of a transaction would become, the beneficial owner of approximately 4.5 percent of the outstanding shares of the Company’s common stock and (ii) “Substantial Claimholders,” i.e., persons who are, or as a result of a transaction become, the beneficial owner of unsecured claims in excess of a threshold amount of unsecured claims (initially $190 million of unsecured claims, but which may be subsequently increased or decreased under certain circumstances in connection with the Debtors’ filing of a Chapter 11 plan). In the case of Substantial Equityholders, the order imposes current restrictions with respect to the acquisition or disposition of the Company’s stock, and certain notifications may be required. In the case of Substantial Claimholders, the order imposes a procedure pursuant to which, under certain circumstances, the claims acquired during the Chapter 11 cases may have to be resold, and certain notifications may be required.

Liabilities Subject to Compromise. The Debtors have incurred and will continue to incur significant costs associated with their reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtors’ results of operations. Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of March 31, 2012. For additional information, see Note 1 to the Condensed Consolidated Financial Statements.

Further Information For further information regarding the Chapter 11 Cases, see Note 1 to the Condensed Consolidated Financial Statements. Additional information about the Company’s Chapter 11 filing is also available on the Internet at aa.com/restructuring. Court filings and claims information are available at amrcaseinfo.com.

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

We expect that implementing the business plan will require collaboration with the Creditors’ Committee, various economic stakeholders and union representatives, and in some instances, approval of the Bankruptcy Court. As noted above under “Chapter 11 Proceedings—Overview”, we will be required to seek Bankruptcy Court approval in order to implement any action that we take in connection with the business plan that is out of the ordinary course of business. We intend to utilize the Chapter 11 restructuring process to realize additional savings over the next six years by restructuring debt, leases and certain other agreements, grounding older planes, improving supplier contract terms and undertaking other initiatives.

The business plan has been designed to build on initiatives already in place that reduced costs over the past several years, including major changes in American’s route structure, network, capacity and fleet. The business plan contemplates significant reductions in both non-labor and labor costs, including reducing headcount by approximately 13,000, outsourcing a portion of American’s aircraft maintenance work (including seeking the closure of our Fort Worth Alliance Airport maintenance base) and certain airport fleet service clerk work, and discontinuing our subsidized retiree medical coverage. Further, on March 7, 2012, the Company announced that, in working with the Creditors’ Committee and the PBGC, it had developed a solution that would allow the Company to pursue a freeze of its defined benefit pension plans for non-pilot employees instead of seeking termination. These arrangements have not yet been presented to or approved by the Bankruptcy Court. In addition, the Company is continuing to work with the PBGC, the Creditors’ Committee and the Allied Pilots Association on a solution that could allow the Company to freeze the defined benefit pension plan for pilots instead of seeking termination.

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

Our business plan also targets approximately $1 billion in annual revenue enhancements by 2017 by renewing and optimizing American’s fleet, building network scale and alliances, and modernizing American’s brand, products and services. With the aircraft commitments discussed in Note 3 to the Condensed Consolidated Financial Statements, we anticipate that American’s mainline jet fleet will be the youngest in North America by 2017. This new fleet would provide more profitable flying due to markedly improved fuel and maintenance costs and enhanced versatility to better match aircraft size to the markets American serves. We intend to build network scale and alliances by increasing departures across American’s five key markets – Dallas/Fort Worth, Chicago, Miami, Los Angeles and New York – by approximately 20% over the next five years and by increasing international flying. Finally, we plan to invest several hundred million dollars annually to enhance the customer experience and attract high-value customers.

Additionally, to ensure that employee performance is rewarded and aligned with successful operations after we emerge from the Chapter 11 process, we envision putting into place a profit sharing plan which, beginning with the first dollar of pre-tax income, would pay awards totaling 15% of all pre-tax income.

Our business plan, as noted above, will require collaboration with the Creditors’ Committee, various economic stakeholders and union representatives, and in some instances, approval of the Bankruptcy Court. We cannot at this point predict whether discussions with these groups will be successful or whether the Creditors’ Committee or others will support our positions regarding the elements of the business plan. Further, there can be no assurance that we will be able to implement the business plan successfully and return the Company to profitability.

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

On January 1, 2011, Expedia discontinued selling American tickets on its website. Prior to that date, approximately 5.4% of American’s passenger revenue, on an annualized basis, was booked through Expedia. On April 4, 2011, American and Expedia entered into a new agreement which returned American’s fares to Expedia’s web site, and Expedia agreed to transition its American bookings to American’s direct connect via integration services provided by a GDS.

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

As a result of the Chapter 11 Cases, virtually all prepetition pending litigation against the Company is stayed. However, the Company has entered into a stipulation with Sabre to permit the Sabre related litigation to proceed.

Financial Highlights

The Company recorded a consolidated net loss of $1.7 billion in the first quarter of 2012 compared to a net loss of $431 million in the same period last year. The Company’s consolidated net loss reflects $1.4 billion of charges to reorganization items and an increase in fuel costs, partially offset by higher operating revenues. Consolidated passenger revenue increased by $423 million to $4.6 billion for the first quarter of 2012 compared to the same period last year. Cargo and other revenues decreased by $12 million to $805 million for the first quarter of 2012 compared to the same period last year. Mainline passenger unit revenues increased 10.0 percent in the first quarter of 2012 due to a 7.3 percent increase in passenger yield year-over-year. This also reflects an increase in load factor of approximately 2.0 points compared to the first quarter of 2011.

Charges to reorganization items, net, of $1.4 billion for the first quarter of 2012 are primarily from estimated claims associated with restructuring the financing arrangements for certain aircraft and rejecting certain special facility revenue bonds.

Fuel prices continued the trend set in 2011, with prices remaining high and extremely volatile. The Company paid an average of $3.23 per gallon in the first quarter of 2012 compared to an average of $2.75 per gallon in the first quarter of 2011, including the effects of hedging. As a result, fuel expense, taking into account the impact of fuel hedging, increased $527 million year-over-year to $2.2 billion. Hedging gains reduced fuel expense by approximately $29 million.

LIQUIDITY AND CAPITAL RESOURCES

The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Cases. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to consult with the Creditors’ Committee and other key stakeholders and to obtain Bankruptcy Court approval for various matters, and uncertainty as to relationships with vendors, suppliers, customers, labor and others with whom we may conduct or seek to conduct business. The Debtors cannot predict the impact, if any, that its Chapter 11 Cases might have on these obligations. For further information regarding the Chapter 11 Cases, see Note 1 to the Condensed Consolidated Financial Statements.

Cash, Short-Term Investments and Restricted Assets

At March 31, 2012, the Company had $4.8 billion in unrestricted cash and short-term investments and $771 million in restricted cash and short-term investments, both at fair value, versus $4.0 billion in unrestricted cash and short-term investments and $738 million in restricted cash and short-term investments at December 31, 2011.

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

Significant Indebtedness and Future Financing

Indebtedness is a significant risk to the Company as discussed more fully in the Risk Factors included under Item 1A of the 2011 Form 10-K.

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

In the remainder of 2012, including liabilities subject to compromise, the Company will be contractually required to make approximately $1.4 billion of principal payments on long-term debt and approximately $40 million in principal payments on capital leases, and the Company expects to spend approximately $1.5 billion on capital expenditures, including aircraft commitments.

As discussed above under “Chapter 11 Proceedings”, we intend to use the benefits afforded by the Bankruptcy Code to restructure the terms of much of our indebtedness. It is still early in our Chapter 11 Cases, and we cannot predict at this time the outcome of our efforts to restructure our indebtedness. It is possible that holders of our unsecured indebtedness may lose all or a substantial portion of their investment in our unsecured indebtedness upon the implementation of any plan of reorganization that is ultimately accepted by the requisite majority of creditors and approved by the Bankruptcy Court.

See Note 3 to the Condensed Consolidated Financial Statements for a schedule of the Company’s aircraft commitments and payments.

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

Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of American’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of March 31, 2012, the Company was not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.

Pension Funding Obligation

The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010.

As a result of the Chapter 11 Cases, AMR contributed $6.5 million to its defined benefit pension plans on January 13, 2012 to cover the post-petition period of November 29, 2011 to December 31, 2011. As a result of only contributing the post-petition portion of the required contribution, the Pension Benefit Guaranty Corporation filed a lien against certain assets of the Company’s non-debtor subsidiaries. On April 13, 2012, the Company contributed $86 million to its defined benefit pension plans to cover the post-petition period of January 1, 2012 to March 31, 2012. The Company’s 2012 contributions to its defined benefit pension plans is subject to the Chapter 11 proceedings, as discussed above in Note 8 to the Condensed Consolidated Financial Statements.

Cash Flow Activity

At March 31, 2012, the Company had $4.8 billion in unrestricted cash and short-term investments, which is an increase of $816 million from the balance as of December 31, 2011. Net cash provided by operating activities in the three month period ended March 31, 2012 was $1.0 billion, as compared to $672 million over the same period in 2011. The increase is primarily the result of a stronger year over year revenue environment and the Company’s Chapter 11 proceedings as described in Note 1 to the Condensed Consolidated Financial Statements.

The Company made debt and capital lease payments of $314 million and invested $236 million in capital expenditures in the first three months of 2012. Capital expenditures primarily consisted of new aircraft and certain aircraft modifications.

Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited by the counterparty. As of March 31, 2012, the cash collateral held by the Company from such counterparties was $9 million as compared to $0.5 million at December 31, 2011. Cash held at December 31, 2011 from counterparties is included in short-term investments. As a result of movements in fuel prices, the cash collateral amounts held by the Company or the counterparties to such contracts, as the case may be, can vary significantly.

Certain of the Company’s debt financing agreements contain loan to value ratio covenants and require the Company to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, the Company may be required to subject additional qualifying collateral (which in some cases may include cash collateral) or, in the alternative, to pay down such financing, in whole or in part, with premium (if any). See Note 6 to the Condensed Consolidated Financial Statements for further information.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011

REVENUES

The Company’s revenues increased approximately $504 million, or 9.1 percent, to $6.0 billion in the first quarter of 2012 from the same period last year. American’s passenger revenues increased by 10.2 percent, or $423 million, on flat capacity of 37.9 billion available seat miles (ASM). American’s passenger load factor increased 2.0 points while passenger yield increased by 7.3 percent to 15.2 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 10.0 percent to 12.0 cents. American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Following is additional information regarding American’s domestic and international RASM and capacity:

	Three Months Ended March 31, 2012
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	11.96	9.7%	22.5	(1.5)%
International	12.11	10.4	15.5	2.7
DOT Latin America	14.02	10.8	8.5	5.0
DOT Atlantic	9.95	9.7	4.7	(4.9)
DOT Pacific	9.51	6.5	2.3	11.9

The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and an independent carrier with which American has a capacity purchase agreement, Chautauqua Airlines, Inc. (Chautauqua).

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $92 million, or 16.0 percent, to $670 million as a result of higher yield and increased traffic. Regional Affiliates’ traffic increased 11.0 percent to 2.4 billion revenue passenger miles (RPMs), on a capacity increase of 5.6 percent to 3.3 billion ASMs, resulting in a 3.4 point increase in passenger load factor to 71.1 percent.

Cargo revenues decreased 0.6 percent, or $0.9 million, primarily as a result of decreased freight and mail yields.

Other revenues decreased 1.5 percent, or $9.9 million, to $636 million primarily as a result of insurance proceeds related to casualty events in the first quarter of 2011.

OPERATING EXPENSES

The Company’s total operating expenses increased 5.9 percent, or $340 million, to $6.1 billion in the first quarter of 2012 compared to the same period in 2011. The Company’s operating expenses per ASM increased 6.1 percent to 14.2 cents. The increase in operating expense was largely due to a year-over-year increase in fuel prices from $2.75 per gallon in the first quarter of 2011 to $3.23 per gallon in the first quarter of 2012, including the impact of fuel hedging. Fuel expense was the Company’s largest single expense category in the first quarter of 2012 and the price increase resulted in $288 million in incremental year-over-year fuel expense in the first quarter of 2012 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed, inclusive of the impact of fuel hedging). Further increases in fuel prices and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations. The remaining increase in operating expense was primarily due to revenue related expenses, such as credit card fees and booking fees and commissions, and increased aircraft rent related to the Company’s fleet renewal plan.

(in millions) Operating Expenses	Three Months Ended March 31, 2012	Change from 2011	Percentage Change
Aircraft fuel	$2,166	$527	32.2	%(a)
Wages, salaries and benefits	1,616	59	3.8
Regional payments to AMR Eagle	285	(319)	(52.8	)(b)
Other rentals and landing fees	324	5	1.7
Maintenance, materials and repairs	279	35	14.2	(c)
Commissions, booking fees and credit card expense	266	11	4.1
Depreciation and amortization	256	22	9.5	(d)
Aircraft rentals	143	(20)	(12.5	)(e)
Food service	124	4	3.0
Special charges	11	11	—
Other operating expenses	662	5	0.6

Total operating expenses	$6,132	$340	5.9%

(a)	Aircraft fuel expense increased primarily due to a 17.7 percent increase in the Company’s price per gallon of fuel (net of the impact of hedging gains of $29 million).

(b)	Regional payments to AMR Eagle expense decreased primarily due to new capacity purchase agreements under which the Company absorbs certain operating expenses of the regional airline.

(c)	Maintenance, materials and repairs increased primarily due to timing of materials and repairs expenses.

(d)	Depreciation and amortization increased due to the transfer of aircraft from AMR Eagle to American during 2011.

(e)	Aircraft rental expense decreased primarily as a result of the Company’s Chapter 11 proceedings as described in Note 1 to the Condensed Consolidated Financial Statements.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous—net.

A decrease in short-term investment balances caused a decrease in interest income of $0.6 million, or 9.5 percent, to $6 million for the first quarter 2012 compared to the same period last year. Interest expense decreased $21 million, or 13.3 percent, to $178 million primarily as a result of the Company’s Chapter 11 proceedings as described in Note 1 to the Condensed Consolidated Financial Statements.

REORGANIZATION ITEMS, NET

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 proceedings. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the three months ended March 31, 2012:

(in millions)
Aircraft financing renegotiations and rejections (1) (2)	$1,018
Rejection of facility bond related obligations (2)	339
Professional fees	45

Total reorganization items, net	$1,402

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

(2)

Estimated allowed claims from (i) rejecting 16 leases of seven Boeing 757-200 aircraft, one McDonnell Douglas MD-80 aircraft, and eight spare engines, (ii) relinquishing one Airbus A300-600R aircraft that was subject to a mortgage, (iii) filing a motion to reject facility agreements supporting special facility revenue bonds at Dallas/Fort Worth International Airport and Fort Worth Alliance Airport, and (iv) filing motions to modify the leases of 158 aircraft, including 39 Super ATR aircraft, six Boeing 737-800 aircraft, 33 Boeing 757-200 aircraft, 11 Boeing 767-200ER aircraft, 10 Boeing 767-300ER aircraft, and 59 McDonnell Douglas MD-80 aircraft. The rejections of the leases of such aircraft and spare engines and the modification of the leases relating to such aircraft have been approved by the Bankruptcy Court. See above, “Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment,” for further information.

Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of March 31, 2012.

INCOME TAX

The Company did not record a net tax provision (benefit) associated with its net loss for the three months ended March 31, 2012 or March 31, 2011 due to the Company providing a valuation allowance, as discussed in Note 5 to the Condensed Consolidated Financial Statements.

REGIONAL AFFILIATES

The following table summarizes the combined capacity purchase activity for the American Connection carriers and AMR Eagle for the three months ended March 31, 2012 and 2011. (in millions):

	Three Months Ended March 31,
	2012	2011
Revenues:
Regional Affiliates	$670	$577
Other	40	39

	$710	$616

Expenses:
Regional payments	$311	$619
Other incurred expenses	431	102

	$742	$721

In addition, passengers connecting to American’s flights from American Connection and AMR Eagle flights generated passenger revenues for American flights of $427 million and $406 million in the first quarter of 2012 and 2011, respectively, which are included in Revenues – Passenger in the consolidated statements of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company’s 2011 Form 10-K. The change in market risk for aircraft fuel is discussed below for informational purposes.

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

Aircraft Fuel The Company’s earnings are substantially affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs through the use of hedging contracts, primarily call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option). Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. Market risk is estimated as a hypothetical 10 percent increase in the March 31, 2012 and 2011 cost per gallon of fuel. Based on projected fuel usage for the next twelve months, such an increase would result in an increase to Aircraft fuel expense of approximately $670 million, inclusive of the impact of effective fuel hedge instruments outstanding at March 31, 2012, and assumes the Company’s fuel hedging program remains effective. Such an increase would have resulted in an increase to projected Aircraft fuel expense of approximately $444 million in the twelve months ended December 31, 2011, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2010. As of March 2012, the Company had cash flow hedges covering approximately 32 percent of its estimated remaining 2012 fuel requirements. Comparatively, as of March 31, 2011, the Company had hedged approximately 38 percent of its estimated remaining 2011 fuel requirements. The consumption hedged for the remainder of 2012 is capped at an average price of approximately $3.26 per gallon of jet fuel, with protection capped on 4 percent of estimated consumption, through the use of sold call options, at an average of $3.56 per gallon of jet fuel. The Company’s collars represent approximately 26 percent of its estimated remaining 2012 fuel requirements and have an average floor price of approximately $2.43 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs). A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Since filing the Chapter 11 Cases, except as set forth below, the Company made no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

•

The Company’s Chapter 11 Cases have a significant impact on its business processes and internal control over financial reporting related to (1) the proper separation and payment of prepetition and post-petition obligations and (2) the preparation of consolidated financial statements reflecting the accounting required for the restructuring activities and reorganization expenses resulting from the Chapter 11 proceedings. Management continues to take actions necessary to address the resources, processes and controls related to these restructuring activities, while maintaining controls over routine daily operations.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

As previously discussed, on November 29, 2011 the Debtors filed voluntary petitions for relief under the Bankruptcy Code. Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. As a result of the current Chapter 11 filings, attempts to prosecute, collect, secure or enforce remedies with respect to prepetition claims against the Debtors are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code, including, except in such cases where the Bankruptcy Court has entered an order modifying or lifting the automatic stay, the litigation described below. Notwithstanding the general application of the automatic stay described above, governmental authorities, both domestic and foreign, may determine to continue actions brought under their regulatory powers. Therefore, the automatic stay may have no effect on certain matters described below.

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

On August 21, 2006, a patent infringement lawsuit was filed against American and American Beacon Advisors, Inc. (then a wholly-owned subsidiary of the Company) in the United States District Court for the Eastern District of Texas (Ronald A. Katz Technology Licensing, L.P. v. American Airlines, Inc., et al.). This case has been consolidated in the Central District of California for pre-trial purposes with numerous other cases brought by the plaintiff against other defendants. The plaintiff alleges that American infringes a number of the plaintiff’s patents, each of which relates to automated telephone call processing systems. The plaintiff is seeking past and future royalties, injunctive relief, costs and attorneys’ fees. On December 1, 2008, the court dismissed with prejudice all claims against American Beacon. On May 22, 2009, following its granting of summary judgment to American based on invalidity and non-infringement, the court dismissed all claims against American. Plaintiff appealed, and on February 18, 2011, the Federal Circuit Court of Appeals issued a decision affirming in part and reversing in part and remanding the case back to the District Court for further proceedings. Plaintiff’s petition for a rehearing of the appeal en banc before the Federal Circuit was denied. Although the Company believes that the plaintiff’s claims are without merit and is vigorously defending the lawsuit, a final adverse court decision awarding substantial money damages or placing material restrictions on existing automated telephone call system operations would have a material adverse impact on the Company. This case has been stayed as a result of the Chapter 11 Cases.

On January 10, 2011, the Company filed a lawsuit in Tarrant County, Texas State Court against Sabre alleging, among other claims, that Sabre’s actions of introducing bias against the display of American’s services in its global distribution system (GDS) and substantially increasing the rates that it would charge the Company for bookings made through the Sabre GDS breached its agreement with the Company. That same day, the Company successfully obtained a temporary restraining order that prohibited Sabre from continuing to bias the display of American’s services. On January 23, 2011, the Company and Sabre entered into a Stand-Down Agreement, pursuant to which American agreed to suspend the litigation against Sabre, and Sabre agreed not to reintroduce biasing against American’s services in its GDS and to return to the pricing in effect on January 4, 2011. The parties further agreed to enter into good faith negotiations. The Stand-Down Agreement expired on June 1, 2011. On July 8, 2011, the Company filed new breach of contract and Texas antitrust claims in this action. On June 8, 2011 and October 7, 2011, Sabre filed counterclaims against the Company alleging that American has breached its agreement and that American violated antitrust laws. On August 29, 2011, the Company entered into an agreement with Sabre that will allow American to continue to participate in the Sabre GDS until American’s antitrust claims in the Texas state court are resolved. On January 23, 2012, Sabre filed a petition for mandamus with the Texas Supreme Court asking that the court overturn a decision by the district court that

American’s Texas state antitrust claims are not preempted by federal law. Trial in that case is now set to begin August 6, 2012. The Company intends to vigorously pursue its claims, but there can be no assurance of the outcome, and if the Court does not further enjoin Sabre from introducing bias against American’s services or allowing Sabre to remove American services from its system, actions taken by Sabre could have a material adverse effect on the Company.

On April 12, 2011, the Company filed an antitrust lawsuit against Travelport and Orbitz in Federal District Court for the Northern District of Texas. On June 1, 2011, Sabre filed a request to intervene in this action and stated that it intended to file its own claims against American alleging that American violated the antitrust laws by withholding certain content from the Sabre GDS. On June 1, 2011, the Company amended its lawsuit to add Sabre as a defendant. On October 20, 2011, American sought leave to file new antitrust claims against the defendants based on facts learned through discovery. The lawsuit, as amended, alleges, among other things, that the defendants (1) engaged in anticompetitive practices to preserve their monopoly power over American’s ability to distribute its products through their subscribers; (2) conspired with each other, as well as other third parties, to preserve existing the GDS business model; (3) undertook actions against American, such as biasing and increasing prices, to punish American for supporting a competitive alternative, and (4) organized, supported, and monitored a boycott of American services among travel agencies. The lawsuit further alleges that these actions have prevented American from employing new competing technologies and have allowed the defendants to continue to charge American supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. On December 22, 2011, Travelport brought counterclaims against American alleging that American’s direct connect efforts violate the antitrust laws by preserving American’s monopoly power on certain city pairs. In addition, all defendants filed motions requesting that the court dismiss American’s claims. On November 21, 2011, the court granted those motions as to certain claims, but denied them as to others. The court further granted American’s request to amend its lawsuit by filing additional claims based on the evidence it had uncovered in discovery. American filed a motion for reconsideration of those portions of the court’s November 21 order dismissing certain of American’s claims, and on February 28, 2012, the court granted that motion in part and denied it in part. The defendants have each filed new motions to dismiss certain claims asserted in American’s amended complaint.

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

The following exhibits are included herein:

10.1	Supplemental Agreement No. 29 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated March 12, 2012. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

12	Computation of ratio of earnings to fixed charges for the three months ended March 31, 2012 and 2011.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101	The following materials from American’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AIRLINES, INC.

Date: April 19, 2012	BY:	/s/ Isabella D. Goren
Isabella D. Goren
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)