Form 10-Q
period 2012-06-30
AMERICAN AIRLINES INC
filed 2012-07-18
CIK 4515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2012.

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
Common Stock, $1 par value—1,000 shares as of July 10, 2012.

INDEX
AMERICAN AIRLINES, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Passenger	$4,837	$4,557	$9,394	$8,691
Regional Affiliates	790	711	1,460	1,288
Cargo	175	187	343	356
Other revenues	645	654	1,282	1,301
Total operating revenues	6,447	6,109	12,479	11,636
Expenses
Aircraft fuel	2,209	1,950	4,374	3,588
Wages, salaries and benefits	1,619	1,598	3,234	3,155
Regional payments to AMR Eagle	288	663	573	1,267
Other rentals and landing fees	328	322	652	641
Maintenance, materials and repairs	291	266	570	510
Commissions, booking fees and credit card expense	263	268	529	524
Depreciation and amortization	257	223	513	457
Aircraft rentals	130	161	273	324
Food service	130	133	255	253
Special charges	105	—	116	—
Other operating expenses	705	641	1,369	1,299
Total operating expenses	6,325	6,225	12,458	12,018
Operating Income (Loss)	122	(116)	21	(382)
Other Income (Expense)
Interest income	7	7	13	14
Interest expense (contractual interest expense equals $(169) and $(353) for the three and six months ended June 30, 2012)	(164)	(173)	(342)	(331)
Interest capitalized	12	10	24	16
Related party interest—net	(4)	(4)	(8)	(7)
Miscellaneous—net	(7)	(8)	(17)	(25)
	(156)	(168)	(330)	(333)
Income (Loss) Before Reorganization Items, Net	(34)	(284)	(309)	(715)
Reorganization Items, Net	(230)	—	(1,631)	—
Income (Loss) Before Income Taxes	(264)	(284)	(1,940)	(715)
Income tax	—	—	—	—
Net Income (Loss)	$(264)	$(284)	$(1,940)	$(715)
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Earnings (Loss)	$(264)	$(284)	$(1,940)	$(715)
Other Comprehensive Income (Loss), Before Tax:
Defined benefit pension plans and retiree medical:
Amortization of actuarial loss and prior service cost	57	33	113	65
Current year change	—	—	—	13
Derivative financial instruments:
Change in fair value	(104)	(181)	(56)	294
Reclassification into earnings	1	(133)	(25)	(230)
Unrealized gain (loss) on investments
Net change in value	—	—	2	—
Other Comprehensive Income (Loss) Before Tax	(46)	(281)	34	142
Income tax expense on other comprehensive income	—	—	—	—
Comprehensive Income (Loss)	$(310)	$(565)	$(1,906)	$(573)
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash	$367	$280
Short-term investments	4,605	3,714
Restricted cash and short-term investments	772	738
Receivables, net	1,113	883
Inventories, net	562	583
Fuel derivative contracts	24	97
Other current assets	485	401
Total current assets	7,928	6,696
Equipment and Property
Flight equipment, net	10,510	10,909
Other equipment and property, net	2,059	2,108
Purchase deposits for flight equipment	759	746
	13,328	13,763
Equipment and Property Under Capital Leases
Flight equipment, net	247	322
Other equipment and property, net	66	70
	313	392
International slots and route authorities	708	708
Domestic slots and airport operating and gate lease rights, less accumulated amortization, net	173	183
Other assets	2,035	1,847
	$24,485	$23,589

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	June 30, 2012	December 31, 2011
Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities
Accounts payable	$1,328	$981
Accrued liabilities	1,810	1,795
Air traffic liability	5,151	4,223
Payable to affiliates, net	2,711	2,644
Current maturities of long-term debt	1,598	1,518
Current obligations under capital leases	56	—
Total current liabilities	12,654	11,161
Long-term debt, less current maturities	6,351	6,729
Obligations under capital leases, less current obligations	393	—
Pension and postretirement benefits	77	9,204
Other liabilities, deferred gains and deferred credits	1,686	1,580
Liabilities Subject to Compromise	14,258	3,952
Stockholder’s Equity (Deficit)
Common stock	—	—
Additional paid-in capital	4,464	4,455
Accumulated other comprehensive loss	(4,041)	(4,075)
Accumulated deficit	(11,357)	(9,417)
	(10,934)	(9,037)
	$24,485	$23,589
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2012	2011
Net Cash Provided by Operating Activities	$1,652	$571
Cash Flow from Investing Activities:
Capital expenditures, including aircraft lease deposits	(728)	(577)
Net (increase) decrease in short-term investments	(891)	(531)
Net (increase) decrease in restricted cash and short-term investments	(34)	(7)
Proceeds from sale of equipment and property	56	(13)
Cash collateral on spare parts financing	—	—
Net cash provided by (used for) investing activities	(1,597)	(1,128)
Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(602)	(1,013)
Proceeds from:
Issuance of debt	—	1,530
Sale leaseback transactions	568	262
Funds transferred to affiliates, net	66	(74)
Net cash provided by (used for) financing activities	32	705
Net increase (decrease) in cash	87	148
Cash at beginning of period	280	165
Cash at end of period	$367	$313
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Chapter 11 Reorganization
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
While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. The Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization. On March 23, 2012, the Bankruptcy Court entered an order pursuant to Section 1121(d) of the Bankruptcy Code extending the exclusivity periods during which only the Debtors have the right to file a plan of reorganization and solicit and obtain acceptances of such plan. The date until which the Debtors have to file a plan of reorganization has been extended through and including September 28, 2012. If the Debtors file a plan of reorganization on or prior to such date, the Debtors have an exclusive period to solicit and obtain acceptances for such plan through and including November 29, 2012. On July 3, 2012 the Debtors filed a joint motion with the statutory official committee of unsecured creditors appointed by the U.S. Trustee on December 5, 2011 (the Creditors' Committee) seeking to extend such exclusivity periods to December 28, 2012 and February 28, 2013, respectively. These extensions are without prejudice to the Debtors’ right to seek further extensions of such exclusivity periods. The ultimate plan of reorganization, which would be subject to acceptance by the requisite majorities of empowered creditors under the Bankruptcy Code and approved by the Bankruptcy Court, could materially change the amounts and classifications in the Condensed Consolidated Financial Statements.
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
No assurance can be given as to the value, if any, that may be ascribed to the Debtors' various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be or whether holders of any such securities will receive any distribution in the Debtors' reorganization.  Accordingly, the Debtors urge that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims.
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

Appointment of Creditors’ Committee. On December 5, 2011, the U.S. Trustee appointed the Creditors’ Committee for the Chapter 11 Cases.
Appointment of Retiree Committee. On March 23, 2012, the Bankruptcy Court entered a Stipulation and Order providing for the appointment of a committee of retired independent and unionized AMR employees (the Retiree Committee). On April 20, 2012, the U.S. Trustee recommended the appointment of five persons to the Retiree Committee: two non-union retirees and one representative from each of the Association of Professional Flight Attendants (APFA), Transportation Workers Union (TWU) and Allied Pilots Association (APA). On May 3, 2012, the Bankruptcy Court appointed the authorized individuals to the Retiree Committee from the respective employee groups.
Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, agreements relating to aircraft and aircraft engines (collectively, Aircraft Property) and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions.  The Debtors' rights to assume, assume and assign, or reject unexpired leases of non-residential real estate had been extended by order of the Bankruptcy Court through June 26, 2012. On June 20, 2012, the Bankruptcy Court entered orders granting the Debtors' motions to assume 463 unexpired leases of non-residential real property.  On June 21, 2012 the Bankruptcy Court entered an order extending, by the Debtors' agreement with certain landlords, the date by which the Debtors must assume or reject an additional 88 unexpired leases of non-residential real property.  In general, rejection of an executory contract or unexpired lease is treated as a prepetition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases have the right to file claims against the Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing defaults under such executory contract or unexpired lease.
In accordance with the Bankruptcy Code, as of June 30, 2012, the Company had rejected ten ground leases and filed motions to reject facility agreements supporting special facility revenue bonds at Dallas/Fort Worth International Airport, Fort Worth Alliance Airport and Luis Muñoz Marín International Airport in San Juan, Puerto Rico. See “Reorganization Items, net” in Note 1 to the Condensed Consolidated Financial Statements for further information.
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
In accordance with Section 1110 of the Bankruptcy Code, as of June 30, 2012, the Company had (i) rejected 40 leases relating to 21 MD-80 aircraft, four Fokker 100 aircraft, seven Boeing 757-200 aircraft and eight spare engines; (ii) relinquished one Airbus A300-600R aircraft that was subject to a mortgage; (iii) made elections under Section 1110(a) of the Bankruptcy Code to retain 340 aircraft and 87 spare engines, including Boeing 737-800, Boeing 757-200, Boeing 767-300ER, Boeing 777-200ER, Bombardier CRJ-700, and McDonnell Douglas MD-80 aircraft, on the terms provided in the related financing documents; and (iv) reached agreement on revised economic terms of the financings of 146 aircraft, comprising 74 MD-80 aircraft, nine Boeing 737-800 aircraft, 36 Boeing 757-200 aircraft, 11 Boeing 767-200ER aircraft, 13 Boeing 767-300ER aircraft and 3 Boeing 777-200 aircraft (which agreements are subject to reaching agreement on definitive documentation). In addition, the Company reached an agreement with the lessor to modify the leases of 39 Super ATR aircraft. As of June 30, 2012, 22 of the Super ATR aircraft had been returned to the lessor as allowed under the modified agreement. The remaining 17 Super ATR aircraft are expected to be returned to the lessor during the remainder of 2012 and 2013. Lastly, the Company reached an agreement with the lender with respect to 18 Embraer RJ-135 aircraft pursuant to which the Company surrendered such aircraft to the lender on June 22, 2012, and the lender agreed that the Company would have no further obligations under the related mortgage documents.
Magnitude of Potential Claims. On February 27, 2012, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.
Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to Section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtors that arose prior to the Petition Date and whose claim (i) is not listed on the Debtors' schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. On May 4, 2012, the Bankruptcy Court entered an order that established July 16, 2012 at 5:00 p.m. (Eastern Time) as the deadline to file proofs of claim against any Debtor. More information regarding the filing of proofs of claim can be obtained at www.amrcaseinfo.com.
As of July 16, 2012, approximately 8,876 claims totaling about $95.1 billion have been filed with the Bankruptcy Court against the Debtors, and we expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. Through the claims resolution process we expect to identify many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, are without merit, are overstated or for other reasons.
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
Collective Bargaining Agreements. The Bankruptcy Code provides a process for the modification and/or rejection of collective bargaining agreements (CBAs). In particular, Section 1113(c) of the Bankruptcy Code permits a debtor to reject its CBAs if the debtor satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court's approval to reject the CBAs. The Section 1113(c) process requires that a debtor must make proposals to its unions to modify existing CBAs based on the most complete and reliable information available at the time the proposals are made. The proposed modifications must be necessary to permit the reorganization of the debtor and must assure that all the affected parties are treated fairly and equitably. The debtor must provide the unions with all information necessary to evaluate the proposals, and meet at reasonable times and confer in good faith with the unions in an effort to reach mutually agreeable modifications to the CBAs. American Airlines, Inc. (American) commenced the Section 1113(c) process with its unions (APA, APFA and TWU) on February 1, 2012, and has been negotiating in good faith with the unions for consensual agreements that achieve the necessary level of labor cost savings. Because consensual agreements had not been reached, and given American's need to restructure its labor costs expeditiously, the Debtors filed a motion with the Bankruptcy Court on March 27, 2012 requesting approval to reject the CBAs. Rejection of the CBAs is appropriate if the Bankruptcy Court finds the Debtor's proposals are necessary for its reorganization, are fair and equitable, and that the unions refused to agree to the proposals without good cause.
The Court hearing on the Debtors' request to reject the CBAs began on April 23, 2012 with the presentation of the Debtors' case and concluded the week of May 21, 2012 with the presentation of the unions' cases and rebuttal evidence from the Debtors. The hearing record is now complete and the parties currently expect a decision from the Court on August 15, 2012.  Since the filing of its request to reject its CBAs, American and the unions have continued to negotiate in good faith toward consensual agreements. These negotiations have resulted in ratified agreements with five of the seven TWU-represented groups (Fleet Service Clerks, Dispatchers, Ground School Instructors, Maintenance Control Technicians, and Simulator Technicians). Significant

progress has also been made with other workgroups. On June 27, 2012, the APA Board of Directors voted in favor of sending a tentative agreement with American to its membership for a ratification vote; and on July 10, 2012, American and the TWU reached tentative agreements covering the two remaining TWU-represented workgroups, Mechanics & Related and Stores, and those agreements will be voted on by the members of those groups. American continues to negotiate with the APFA toward a consensual agreement. The results of the pilot ratification vote will be known on August 8, 2012, and it is anticipated that the results of the TWU ratification votes will be known around that same date. Following the announcement of the pilot tentative agreement and schedule for membership voting, the Court decided to delay its decision on American's request to reject the CBAs until August 15, 2012. AMR Eagle Holding Corporation and its primary subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, American Eagle) commenced the Section 1113(c) process with its unions on March 21, 2012, and continue to negotiate toward consensual agreements with the Air Line Pilots Association, Association of Flight Attendants and TWU. The ultimate resolution of American's and AMR Eagle's union negotiations cannot be determined at this time.
Plan of Reorganization. On March 23, 2012, the Bankruptcy Court entered an order pursuant to Section 1121(d) of the Bankruptcy Code extending the exclusivity periods during which only the Debtors have the right to file a plan of reorganization and solicit and obtain acceptances of such plan. The date until which the Debtors have the exclusive right to file a plan of reorganization has been extended through and including September 28, 2012. If the Debtors file a plan of reorganization on or prior to such date, the Debtors have an exclusive period to solicit and obtain acceptances for such plan through and including November 29, 2012. On July 3, 2012 the Debtors filed a joint motion with the Creditors' Committee seeking to extend such exclusivity periods to December 28, 2012 and February 28, 2013, respectively. These extensions are without prejudice to the Debtors’ right to seek further extensions of such exclusivity periods. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.
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

Liabilities Subject to Compromise
The following table summarizes the components of liabilities subject to compromise included on the Condensed Consolidated Balance Sheet as of June 30, 2012:

(in millions)
Long-term debt	$1,469
Aircraft lease and facility bond related obligations	2,892
Pension and postretirement benefits	9,488
Accounts payable and other accrued liabilities	428
Other	(19)
Total liabilities subject to compromise	$14,258
Long-term debt, including undersecured debt, classified as subject to compromise as of June 30, 2012 consisted of (in millions):

Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00% - 13.00% at June 30, 2012)	$1,283
Enhanced equipment trust certificates due through 2021 (rates from 5.10%—10.375% at June 30, 2012)	—
6.00%—8.50% special facility revenue bonds due through 2036	186
7.50% senior secured notes due 2016	—
AAdvantage Miles advance purchase (net of discount of $110 million)	—
Other	—
$1,469
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
Differences between liabilities the Debtors have estimated and the claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 Cases and adjust amounts as necessary. Such adjustments may be material. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known.
Reorganization Items, net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the three and six months ended June 30, 2012:

(in millions)
	Three Months Ended (2)	Six Months Ended (3)
	June 30, 2012
Aircraft financing renegotiations and rejections (1)	$98	$1,115
Rejection of facility bond related obligations	60	399
Professional fees	72	117
Total reorganization items, net	$230	$1,631

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

(2)
Estimated allowed claims from (i) filing motions to modify the leases and revise the economic terms of the financing of certain aircraft and (ii) rejecting facility agreements supporting special facility revenue bonds at Luis Muñoz Marín International Airport in San Juan, Puerto Rico. The modification of leases and financing relating to such aircraft has been approved by the Bankruptcy Court.  See above, “Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment,” for further information.

(3)
Estimated allowed claims for the six months ended June 30, 2012 from (i) rejecting 16 leases of seven Boeing 757-200 aircraft, one McDonnell Douglas MD-80 aircraft, and eight spare engines, (ii) relinquishing one Airbus A300-600R aircraft that was subject to a mortgage, (iii) filing motions to reject facility agreements supporting special facility revenue bonds at Dallas/Fort Worth International Airport, Fort Worth Alliance Airport and Luis Muñoz Marín International Airport in San Juan, Puerto Rico, and (iv) filing motions to modify the leases of 168 aircraft, including 39 Super ATR aircraft, nine Boeing 737-800 aircraft, 33 Boeing 757-200 aircraft, 11 Boeing 767-200ER aircraft, 13 Boeing 767-300ER aircraft, and 63 McDonnell Douglas MD-80 aircraft. The rejections of the leases of such aircraft and spare engines and the modification of the leases relating to such aircraft have been approved by the Bankruptcy Court. See above, “Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment,” for further information.

Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of June 30, 2012.
Retirement Benefit Plans
On March 7, 2012, the Company announced that, in working with Creditors' Committee and the Pension Benefit Guaranty Corporation (PBGC), it developed a solution that would allow the Company to pursue a freeze of its defined benefit pension plans for non-pilot employees instead of seeking termination. The Company and the PBGC have since reached an agreement on freezing three of the airline's four defined benefit plans. The agreement was filed with the Bankruptcy Court on May 4, 2012.

In addition, the Company is continuing to work with the PBGC, the Creditors' Committee and the Allied Pilots Association on a solution that could allow the Company to freeze the defined benefit pension plan for pilots instead of seeking termination. On June 20, 2012, the U.S. Department of Treasury published a proposed regulation, which, if finalized, would create a process by which American would seek to remove certain impediments to freezing the defined benefit plan for pilots. The proposed regulation has a 60 day comment period at which time the U.S. Department of Treasury could issue a final ruling.
Additional information about the Company’s Chapter 11 filing is also available on the Internet at aa.com/restructuring. Court filings and claims information are available at amrcaseinfo.com.

2.Basis of Presentation
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
As a result of the Chapter 11 Cases, the satisfaction of our liabilities and funding of ongoing operations are subject to uncertainty and, accordingly, there is a substantial doubt of the Company’s ability to continue as a going concern.
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

3.Commitments, Contingencies and Guarantees
American had total aircraft acquisition commitments as of June 30, 2012 as follows:

		Boeing			Airbus
		737 Family[1]	777- 200ER	777- 300ER	A320 Family	NEO	Total
Remainder of 2012	Purchase	16		2			18
	Lease						—
2013	Purchase	15		8			23
	Lease	16			20		36
2014	Purchase	5	2				7
	Lease	15			35		50
2015	Purchase		2				2
	Lease	20			30		50
2016	Purchase		2				2
	Lease	20			25		45
2017 and beyond	Purchase					130	130
	Lease	20			20		40
Total	Purchase	36	6	10	—	130	182
	Lease	91	—	—	130	—	221

1.
As of June 30, 2012, American had elected to purchase nine Boeing 737 Next Generation aircraft using the sale-leaseback financing arranged directly by American with a third party leasing company. These aircraft are therefore reflected as purchases in the above table.

The assumption of agreements related to the Company’s aircraft commitments is subject to collaboration with the Company’s key stakeholders and, in some instances, approval of the Bankruptcy Court. The Company cannot predict what the outcome of these discussions and the Bankruptcy Court process will be.

As of June 30, 2012, and subject to assumption of the related agreements, payments for the above purchase commitments and certain engines will approximate $694 million in the remainder of 2012, $1.5 billion in 2013, $583 million in 2014, $335 million in 2015, $362 million in 2016, and $7.4 billion for 2017 and beyond. These amounts are net of purchase deposits currently held by the manufacturers. American has granted Boeing a security interest in American’s purchase deposits with Boeing. The Company’s purchase deposits totaled $759 million as of June 30, 2012.
As of June 30, 2012, and subject to assumption of the related agreements, total future lease payments for all leased aircraft, including aircraft not yet delivered, will approximate $291 million in the remainder of 2012, $698 million in 2013, $902 million in 2014, $1.2 billion in 2015, $1.4 billion in 2016, and $13.5 billion in 2017 and beyond.
In 2008, American entered into a purchase agreement with Boeing (subject to certain reconfirmation rights) to acquire 42 Boeing 787-9 aircraft, with the right to acquire an additional 58 Boeing 787-9 aircraft. American’s first Boeing 787-9 aircraft was previously scheduled to deliver (subject to reconfirmation rights) in 2014; however, due to production issues such delivery has been delayed. American has selected GE Aviation as the exclusive provider of engines for its expected order of Boeing 787-9 aircraft. The assumption of the agreements related to our Boeing 787-9 aircraft order is subject to collaboration with the Company’s key stakeholders and, in some instances, approval of the Bankruptcy Court. The Company cannot predict what the outcome of discussions with these stakeholders and of the Bankruptcy Court process will be.
In 2010, American and Japan Airlines (JAL) entered into a Joint Business Agreement (JBA) to enhance their scope of cooperation on routes between North America and Asia through adjustments to their respective networks, flight schedules, and other business activities. American and JAL began implementing the JBA on April 1, 2011.  American and JAL entered into a Revenue Sharing Agreement, effective April 1, 2011, as envisaged by the JBA.  Under the agreement, American and JAL share certain revenues of their operations. In addition, American provided JAL a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following its implementation, subject to certain terms and conditions. In June 2012, American and JAL amended the Revenue Sharing Agreement. Under the amended agreement American's guarantee to JAL of certain minimum incremental revenue commences July 1, 2012 and continues for three years thereafter. The amount required to be paid by the Company under the guarantee in any one of such years may not exceed $100 million, and is reduced if capacity for one of such years is less than a defined base year period capacity. Based on current Trans-Pacific capacity, the guarantee in any one of such years may not exceed approximately $75 million. As of June 30, 2012, based on an expected probability model, American had recorded a guarantee liability that is not material.
The Company announced the principal terms of a new business plan on February 1, 2012 which contemplates, among other things, significantly reducing positions. The Company currently expects to reduce the number of positions by approximately 10,000. The Company has incurred and may incur additional significant accounting charges, including employee severance charges (see Note 9, Special Charges and Restructuring Activities). The business plan will require continued collaboration with the Creditors’ Committee, various economic stakeholders and union representatives, and in some instances, approval of the Bankruptcy Court. The Company cannot predict whether, or to what extent, the business plan will be implemented. As such, at this time, the Company is not able to reasonably estimate the amount and timing of such charges or the portion of these charges that will result in future cash expenditures.
As a result of the filing of the Chapter 11 Cases, attempts to prosecute, collect, secure or enforce remedies with respect to prepetition claims against the Debtors are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code, except in such cases where the Bankruptcy Court has entered an order modifying or lifting the automatic stay. Notwithstanding the general application of the automatic stay described above, governmental authorities, both domestic and foreign, may determine to continue actions brought under their regulatory powers. Therefore, the automatic stay may have no effect on certain matters, and the Debtors cannot predict the impact, if any, that its Chapter 11 Cases might have on its commitments and obligations.

4.Depreciation and Amortization
Accumulated depreciation of owned equipment and property at June 30, 2012 and December 31, 2011 was $10.1 billion and $9.9 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 2012 and December 31, 2011 was $197 million and $448 million, respectively.

5.Income Taxes
The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The Company’s deferred tax asset valuation allowance increased from $4.8 billion as of December 31, 2011 to $5.5 billion as of June 30, 2012, including the impact of comprehensive income for the six months ended June 30, 2012 and changes from other adjustments.
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

6.Indebtedness
Long-term debt classified as not subject to compromise consisted of (in millions):

	June 30, 2012	December 31, 2011
Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00% - 13.00% at June 30, 2012)	$2,769	$2,952
Enhanced equipment trust certificates due through 2021 (rates from 5.10%—10.375% at June 30, 2012)	1,869	1,942
6.00%—8.50% special facility revenue bonds due through 2036	1,437	1,436
7.50% senior secured notes due 2016	1,000	1,000
AAdvantage Miles advance purchase (net of discount of $110 million)	846	890
Other	28	27
	7,949	8,247
Less current maturities	1,598	1,518
Total long-term debt, less current maturities	6,351	6,729
The financings listed in the table above are considered not subject to compromise. For information regarding the liabilities subject to compromise, see Note 1 to the Condensed Consolidated Financial Statements.
The Company’s future long-term debt and operating lease payments have changed as its ordered aircraft are delivered and such deliveries have been financed. As of June 30, 2012, maturities of long-term debt (including sinking fund requirements) for the next five years are:

Years Ending December 31 (in millions)	Principal Not Subject to Compromise	Principal Subject to Compromise	Total Principal Amount
Remainder of 2012	$1,079	$97	$1,176
2013	882	192	1,074
2014	744	305	1,049
2015	646	161	807
2016	1,637	165	1,802
Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of a year as of June 30, 2012, were: remainder of 2012 – $464 million, 2013 – $897 million, 2014 – $822 million, 2015 – $754 million, 2016 – $678 million, and 2017 and beyond – $4.3 billion.
As of June 30, 2012, AMR had issued guarantees covering approximately $1.6 billion of American’s tax-exempt bond debt (and interest thereon) and $4.9 billion of American’s secured debt (and interest thereon). American had issued guarantees covering approximately $842 million of AMR’s unsecured debt (and interest thereon). AMR also guarantees $6.7 million of American’s leases of certain Super ATR aircraft, which are subleased to AMR Eagle.
American entered into sale-leaseback arrangements with certain leasing companies to finance 31 Boeing 737-800 aircraft scheduled to be delivered from July 2012 through 2014. The financings of each aircraft under these arrangements are subject to certain terms and conditions.
During the first six months of 2012, American financed 14 Boeing 737-800 aircraft under sale-leaseback arrangements, which are accounted for as operating leases.
Certain of American’s debt financing agreements contain loan to value ratio covenants and require American to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, American is required to subject additional qualifying collateral (which in some cases may include cash collateral) or, in the alternative, to pay down such financing, in whole or in part, with premium (if any).

Specifically, American is required to meet certain collateral coverage tests on a periodic basis on three financing transactions: (1) 10.5% $450 million Senior Secured Notes due 2012 (the 10.5% Notes), (2) Senior Secured Notes, and (3) 2005 Spare Engine EETC due in 2012, as described below:

	10.5% Notes		Senior Secured Notes	2005 Spare Engine EETC
Frequency of Appraisals	Semi-Annual (April and October)		Semi-Annual (June and December, commencing December 2011)	Semi-Annual (April and October)
LTV Requirement	43%; failure to meet collateral test requires posting of additional collateral

1.5x Collateral valuation to
amount of debt outstanding
(67% LTV); failure to meet
collateral test results in
American paying 2% additional
interest until the ratio is at least
1.5x; additional collateral can be
posted to meet this requirement
				31.6% applicable to the one Tranche only; failure to meet collateral test requires posting of additional cash collateral
LTV as of Last Measurement Date	47.5%		37.8%	31.6%

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
At June 30, 2012, the Company was in compliance with the most recently completed collateral coverage tests for the Senior Secured Notes and the 2005 Spare Engine EETC. As of June 30, 2012, American had $41 million of cash collateral posted with respect to the 10.5% notes but was not in compliance with the most recently completed collateral coverage test for that transaction. The Company has not remedied its non-compliance with that test due to the ongoing Chapter 11 Cases.
Almost all of the Company’s aircraft assets (including aircraft and aircraft-related assets eligible for the benefits of Section 1110 of the Bankruptcy Code) are encumbered, and the Company has a very limited quantity of assets which could be used as collateral in financing.
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
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. The Company’s fuel derivative contracts, primarily call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option), are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2012.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of June 30, 2012
Description	Total	Level 1	Level 2	Level 3
Short-term investments [1,2]
Money market funds	$487	$487	$—	$—
Government agency investments	613	—	613	—
Repurchase agreements	360	—	360	—
Corporate obligations	2,309		2,309	—
Bank notes / Certificates of deposit / Time deposits	836		836	—
	4,605	487	4,118	—
Restricted cash and short-term investments [1]	772	772	—	—
Fuel derivative contracts, net [1]	24	—	24	—
Total	$5,401	$1,259	$4,142	$—

1.
Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) at each measurement date.

2.
The Company’s short-term investments mature in one year or less except for $262 million of Bank notes/Certificates of deposit/Time deposits, $613 million of U.S. Government agency investments and $524 million of Corporate obligations which have maturity dates exceeding one year.

No significant transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2012. The Company’s policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.
As of June 30, 2012, the Company had no exposure to European sovereign debt.
The fair values of the Company’s long-term debt classified as Level 2 were estimated using quoted market prices or discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. All of the Company’s long term debt not classified as subject to compromise is classified as Level 2.
The carrying value and estimated fair values of the Company’s long-term debt, including current maturities, not classified as subject to compromise, were (in millions):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$2,769	$2,665	$2,952	$2,647
Enhanced equipment trust certificates	1,869	1,972	1,942	1,927
6.0%—8.5% special facility revenue bonds	1,437	1,478	1,436	1,230
7.50% senior secured notes	1,000	941	1,000	711
AAdvantage Miles advance purchase	846	848	890	902
Other	28	28	27	27
	$7,949	$7,932	$8,247	$7,444

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, classified as subject to compromise, were (in millions):

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$1,283	$1,133	$1,456	$1,123
Enhanced equipment trust certificates	—	—	—	—
6.0%—8.5% special facility revenue bonds	186	99	186	37
7.50% senior secured notes	—	—	—	—
AAdvantage Miles advance purchase	—	—	—	—
	$1,469	$1,232	$1,642	$1,160
All of the Company’s long term debt classified as subject to compromise is classified as Level 2.

8.Retirement Benefits
The following tables provide the components of net periodic benefit cost for the three and six months ended June 30, 2012 and 2011 (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$104	$97	$208	$192
Interest cost	191	189	382	379
Expected return on assets	(166)	(165)	(332)	(328)
Amortization of:
Prior service cost	3	3	7	7
Unrecognized net (gain) loss	63	39	124	76
Net periodic benefit cost	$195	$163	$389	$326

	Retiree Medical and Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$15	$15	$30	$30
Interest cost	38	44	76	88
Expected return on assets	(4)	(5)	(8)	(10)
Amortization of:
Prior service cost	(7)	(7)	(14)	(14)
Unrecognized net (gain) loss	(2)	(2)	(4)	(4)
Net periodic benefit cost	$40	$45	$80	$90
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010.
As a result of the Chapter 11 Cases, AMR contributed $6.5 million to its defined benefit pension plans on January 13, 2012 to cover the post-petition period of November 29, 2011 to December 31, 2011. As a result of only contributing the post-petition portion of the required contribution, the PBGC filed a lien against certain assets of the Company’s non-debtor subsidiaries. On April 13, 2012, the Company contributed $86 million to its defined benefit pension plans to cover the post-petition period of January 1, 2012 to March 31, 2012. Additionally, the Company contributed $86 million on July 13, 2012 to its defined benefit pension plans to cover the post-petition period of April 1, 2012 to June 30, 2012. The Company’s 2012 contributions to its defined benefit pension plans is subject to the Chapter 11 Cases, as discussed below.
On March 7, 2012, the Company announced that, in working with the Creditors' Committee and the PBGC, it developed a solution that would allow the Company to pursue a freeze of its defined benefit pension plans for non-pilot employees instead of seeking termination. The Company and the PBGC have since reached an agreement on freezing three of the airline's four defined benefit plans. The agreement was filed with the Bankruptcy Court on May 4, 2012.
In addition, the Company is continuing to work with the PBGC, the Creditors' Committee and the APA on a solution that could allow the Company to freeze the defined benefit pension plan for pilots instead of seeking termination. On June 20, 2012, the U.S. Department of Treasury published a proposed regulation, which, if finalized, would create a process by which American would seek to remove certain impediments to freezing the defined benefit plan for pilots. The proposed regulation has a 60 day comment period at which time the U.S. Department of Treasury could issue a final ruling.
As a result of these announcements, the Company’s Pension and postretirement benefits liability has been classified as liabilities subject to compromise.
The Company may incur significant pension related curtailment or settlement charges upon modification of the retirement plans. Such modifications will require continued collaboration with the Creditors’ Committee, various economic stakeholders and union representatives, and in some instances, approval of the Bankruptcy Court. The Company cannot predict whether, or to what extent, the modifications will be implemented. As such, at this time, the Company is not able to reasonably estimate the amount and timing of such charges or the portion of these charges that will result in future cash expenditures.

9.Special Charges and Restructuring Activities
The Company's business plan as announced on February 1, 2012 contemplates, among other things, significantly reducing the number of positions. Based on ratified and tentative agreements reached with various workgroups we now expect to reduce a total of approximately 10,000 positions. During the second quarter, the Company commenced both voluntary and involuntary employee separations from the Company. Consequently, in the second quarter the Company recorded charges of approximately $92 million for severance related costs associated with the planned reduction in certain work groups. The majority of the severance charges will be paid through the end of 2012. The Company expects to incur additional significant severance charges as changes are finalized in other workgroups (See Note 11 to the Condensed Consolidated Financial Statements). Implementing the Company's business plan will require continued collaboration with the Creditors’ Committee, various economic stakeholders and union representatives, and in some instances, approval of the Bankruptcy Court. The Company cannot predict whether, or to what extent, its business plan will be implemented. As such, at this time, the Company is not able to reasonably estimate the amount and timing of such additional charges or the portion of these charges that will result in future cash expenditures.
In 2008 and 2009, the Company announced capacity reductions due to unprecedented high fuel costs at that time and the other challenges facing the industry. In connection with these capacity reductions, the Company incurred special charges related to aircraft and certain other charges.
The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of June 30, 2012:

	Aircraft Charges	Facility Exit Costs	Employee Charges	Total
Remaining accrual at December 31, 2011	$49	$16	—	$65
Special Charges	11	13	92	116
Non-cash charges	(11)	(13)	—	(24)
Adjustments	(47)	(11)	—	(58)
Payments	(2)	(1)	(3)	(6)
Remaining accrual at June 30, 2012	$—	$4	89	$93

10.Financial Instruments and Risk Management
As part of the Company’s risk management program, it uses a variety of financial instruments, primarily heating oil, jet fuel, and WTI crude option and collar contracts, as cash flow hedges to mitigate commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes. As of June 30, 2012, the Company had fuel derivative contracts outstanding covering 22 million barrels of jet fuel that will be settled over the next 16 months. A deterioration of the Company’s liquidity position and its Chapter 11 filing may negatively affect the Company’s ability to hedge fuel in the future.
For the three and six months ended June 30, 2012, the Company recognized an increase of approximately $9 million and a decrease of approximately $20 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. For the three and six months ended June 30, 2011, the Company recognized a decrease of approximately $120 million and $210 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. The net fair value of the Company’s fuel hedging agreements at June 30, 2012 and December 31, 2011, representing the amount the Company would receive upon termination of the agreements (net of settled contract assets), totaled $6 million and $80 million, respectively. As of June 30, 2012, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive loss into earnings approximately $52 million in net losses.

The impact of cash flow hedges on the Company’s consolidated financial statements is depicted below (in millions):
Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges)

Asset Derivatives as of				Liability Derivatives as of
June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Fuel derivative contracts	$24	Fuel derivative contracts	$97	Accrued liabilities	$17	Accrued liabilities	$2
Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges)

Amount of Gain (Loss) Recognized in OCI on Derivative [1] as of June 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income [1]	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1] for the six months ended June 30,		Location of Gain (Loss) Recognized in Income on Derivative [2]	Amount of Gain (Loss) Recognized in Income on Derivative [2] for the six months ended June 30,
2012	2011		2012	2011		2012	2011
$(56)	$294	Aircraft Fuel	$25	$204	Aircraft Fuel	$(5)	$6

Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1] for the quarter ended June 30,		Location of Gain (Loss) Recognized in Income on Derivative [2]	Amount of Gain (Loss) Recognized in Income on Derivative [2] for the quarter ended June 30,
2012	2011		2012	2011
$(1)	$117	Aircraft Fuel	$(8)	$3

1.Effective portion of gain (loss)
2.Ineffective portion of gain (loss)
The Company is also exposed to credit losses in the event of non-performance by counterparties to these financial instruments, and although no assurances can be given, the Company does not expect any counterparties to fail to meet its obligations. The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with a number of its counterparties which may require the Company or the counterparty to post collateral if the value of selected instruments exceed specified mark-to-market thresholds or upon certain changes in credit ratings.
As of June 30, 2012, the Company had posted cash collateral of $41 million (which is included in Other assets).

11. Subsequent Events

On July 6, 2012, the Company commenced a proceeding in the Bankruptcy Court seeking a declaratory judgment that under the relevant plan documents for its retiree groups, the Company has the unilateral right to modify retiree health and welfare benefits or, in the alternative, never made a promise of lifetime health and welfare benefits under such plans. The ultimate outcome of these proceedings cannot be predicted with certainty.

On July 10, 2012, the Company reached tentative agreements with the TWU Mechanic & Related and Stores workgroups. If the tentative agreements are ratified, which will be known around August 8, 2012, severance cost would be incurred that could be significant. At this time, the Company is unable to estimate the amount of severance charges.

Also on July 10, 2012 Thomas W. Horton, Chairman and CEO of the Company, sent a letter to all AMR employees regarding the Company's restructuring progress and the Company's decision to begin to evaluate a range of strategic options, including potential business combination transactions. It is too early to predict the outcome of these evaluations and when, or if, any transaction might occur.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “estimates,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s objectives, plans or goals, or actions the Company may take in the future, are forward-looking statements. Forward-looking statements include, without limitation, the Company’s expectations concerning the Chapter 11 Cases; the Company’s operations and financial conditions, including changes in capacity, revenues, and costs; future financing plans and needs; discussions regarding potential consolidation or other strategic alternatives; the amounts of its unencumbered assets and other sources of liquidity; fleet plans; overall economic and industry conditions; plans and objectives for future operations; regulatory approvals and actions; and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
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

Chapter 11 Proceedings
Overview
As previously discussed, on November 29, 2011, AMR Corporation (AMR or the Company) and certain of the Company's direct and indirect domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). The Chapter 11 Cases are being jointly administered under the caption “in re AMR Corporation, et al, Case No. 11-15463-SHL.”
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
While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. The Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization. On March 23, 2012, the Bankruptcy Court entered an order pursuant to Section 1121(d) of the Bankruptcy Code extending the exclusivity periods during which only the Debtors have the right to file a plan of reorganization and solicit and obtain acceptances of such plan. The date until which the Debtors have to file a plan of reorganization has been extended through and including September 28, 2012. If the Debtors file a plan of reorganization on or prior to such date, the Debtors have an exclusive period to solicit and obtain acceptances for such plan through and including November 29, 2012. On July 3, 2012 the Debtors filed a joint motion with the statutory official committee of unsecured creditors appointed by the U.S. Trustee on December 5, 2011 (the Creditors' Committee) seeking to extend the exclusivity periods to December 28, 2012 and February 28, 2013, respectively. These extensions are without prejudice to the Debtors’ right to seek further extensions of the exclusivity periods. The ultimate plan of reorganization, which would be subject to acceptance by the requisite majorities of empowered creditors under the Bankruptcy Code and approved by the Bankruptcy Court, could materially change the amounts and classifications in the Condensed Consolidated Financial Statements.
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
No assurance can be given as to the value, if any, that may be ascribed to the Debtors' various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be or whether holders of any such securities will receive any distribution in the Debtors' reorganization.  Accordingly, the Debtors urge that caution be exercised with respect to existing and future investments in any of these securities or other Debtor claims.
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
Appointment of Creditors’ Committee. On December 5, 2011, the U.S. Trustee appointed the Creditors’ Committee for the Chapter 11 Cases.
Appointment of Retiree Committee. On March 23, 2012, the Bankruptcy Court entered a Stipulation and Order providing for the appointment of a committee of retired independent and unionized AMR employees (the Retiree Committee). On April 20, 2012, the U.S. Trustee recommended the appointment of five persons to the Retiree Committee: two non-union retirees and one representative from each of the Association of Professional Flight Attendants (APFA), Transportation Workers Union (TWU) and Allied Pilots Association (APA). On May 3, 2012, the Bankruptcy Court appointed the authorized individuals to the Retiree Committee from the respective employee groups.
Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, agreements relating to aircraft and aircraft engines (collectively, Aircraft Property) and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. The Debtors’ rights to assume, assume and assign, or reject unexpired leases of non-residential real estate had been extended by order of the Bankruptcy Court through June 26, 2012.  On June 20, 2012, the Bankruptcy Court entered orders granting the Debtors' motions to assume 463 unexpired leases of non-residential real property.  On June 21, 2012 the Bankruptcy Court entered an order extending, by the Debtors' agreement with certain landlords, the date by which the Debtors must assume or reject an additional 88 unexpired leases of non-residential real property.  In general, rejection of an executory contract or unexpired lease is treated as a prepetition breach of the executory contract or unexpired lease in question and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Counterparties to such rejected contracts or leases have the right to file claims against the Debtors’ estate for such damages. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing defaults under such executory contract or unexpired lease.
In accordance with the Bankruptcy Code, as of June 30, 2012, the Company had rejected ten ground leases and filed motions to reject facility agreements supporting special facility revenue bonds at Dallas/Fort Worth International Airport, Fort Worth Alliance Airport and Luis Muñoz Marín International Airport in San Juan, Puerto Rico. See “Reorganization Items, net” in Note 1 to the Condensed Consolidated Financial Statements for further information.
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
In accordance with Section 1110 of the Bankruptcy Code, as of June 30, 2012, the Company had (i) rejected 40 leases relating to 21 MD-80 aircraft, four Fokker 100 aircraft, seven Boeing 757-200 aircraft and eight spare engines; (ii) relinquished one Airbus A300-600R aircraft that was subject to a mortgage; (iii) made elections under Section 1110(a) of the Bankruptcy Code to retain 340 aircraft and 87 spare engines, including Boeing 737-800, Boeing 757-200, Boeing 767-300ER, Boeing 777-200ER, Bombardier CRJ-700, and McDonnell Douglas MD-80 aircraft, on the terms provided in the related financing documents; and (iv) reached agreement on revised economic terms of the financings of 146 aircraft, comprising 74 MD-80 aircraft, nine Boeing 737-800 aircraft, 36 Boeing 757-200 aircraft, 11 Boeing 767-200ER aircraft, 13 Boeing 767-300ER aircraft and 3 Boeing 777-200 aircraft (which agreements are subject to reaching agreement on definitive documentation). In addition, the Company reached an agreement with the lessor to modify the leases of 39 Super ATR aircraft. As of June 30, 2012, 22 of the Super ATR aircraft had been returned to the lessor as allowed under the modified agreement. The remaining 17 Super ATR aircraft are expected to be returned to the lessor during the remainder of 2012 and 2013. Lastly, the Company reached an agreement with the lender with respect to 18 Embraer RJ-135 aircraft pursuant to which the Company surrendered such aircraft to the lender on June 22, 2012, and the lender agreed that the Company would have no further obligations under the related mortgage documents.
Magnitude of Potential Claims. On February 27, 2012, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.
Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to Section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtors that arose prior to the Petition Date and whose claim (i) is not listed on the Debtors' schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. On May 4, 2012, the Bankruptcy Court entered an order that established July 16, 2012 at 5:00 p.m. (Eastern Time) as the deadline to file proofs of claim against any Debtor. More information regarding the filing of proofs of claim can be obtained at www.amrcaseinfo.com.
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
Collective Bargaining Agreements. The Bankruptcy Code provides a process for the modification and/or rejection of collective bargaining agreements (CBAs). In particular, Section 1113(c) of the Bankruptcy Code permits a debtor to reject its CBAs if the debtor satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court's approval to reject the CBAs. The Section 1113(c) process requires that a debtor must make proposals to its unions to modify existing CBAs based on the most complete and reliable information available at the time the proposals are made. The proposed modifications must be necessary to permit the reorganization of the debtor and must assure that all the affected parties are treated fairly and equitably. The debtor must provide the unions with all information necessary to evaluate the proposals, and meet at reasonable times and confer in good faith with the unions in an effort to reach mutually agreeable modifications to the CBAs. American Airlines, Inc. (American) commenced the Section 1113(c) process with its unions (APA, APFA and TWU) on February 1, 2012, and has been negotiating in good faith with the unions for consensual agreements that achieve the necessary level of labor cost savings. Because consensual agreements had not been reached, and given American's need to restructure its labor costs expeditiously, the Debtors filed a motion with the Bankruptcy Court on March 27, 2012 requesting approval to reject the CBAs. Rejection of the CBAs is appropriate if the Bankruptcy Court finds the debtor's proposals are necessary for its reorganization, are fair and equitable, and that the unions refused to agree to the proposals without good cause.
The Court hearing on the Debtors' request to reject the CBAs began on April 23, 2012 with the presentation of the Debtors' case and concluded the week of May 21, 2012 with the presentation of the unions' cases and rebuttal evidence from the Debtors. The hearing record is now complete and the parties currently expect a decision from the Court on August 15, 2012.  Since the filing of its request to reject its CBAs, American and the unions have continued to negotiate in good faith toward consensual agreements. These negotiations have resulted in ratified agreements with five of the seven TWU-represented groups (Fleet Service Clerks, Dispatchers, Ground School Instructors, Maintenance Control Technicians, and Simulator Technicians). Significant progress has also been made with other workgroups. On June 27, 2012, the APA Board of Directors voted in favor of sending a tentative agreement with American to its membership for a ratification vote; and on July 10, 2012, American and the TWU reached tentative agreements covering the two remaining TWU-represented workgroups, Mechanics & Related and Stores, and those agreements will be voted on by the members of those groups. American continues to negotiate with the APFA toward a consensual agreement. The results of the pilot ratification vote will be known on August 8, 2012, and it is anticipated that the results of the TWU ratification votes will be known around that same date. Following the announcement of the pilot tentative agreement and schedule for membership voting, the Court decided to delay its decision on American's request to reject the CBAs until August 15, 2012. AMR Eagle Holding Corporation and its primary subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle) commenced the Section 1113(c) process with its unions on March 21, 2012, and continue to negotiate toward consensual agreements with the Air Line Pilots Association, Association of Flight Attendants and TWU. The ultimate resolution of American's and AMR Eagle's union negotiations cannot be determined at this time.
Plan of Reorganization. On March 23, 2012, the Bankruptcy Court entered an order pursuant to Section 1121(d) of the Bankruptcy Code extending the exclusivity periods during which only the Debtors have the right to file a plan of reorganization and solicit and obtain acceptances of such plan. The date until which the Debtors have the exclusive right to file a plan of reorganization has been extended through and including September 28, 2012. If the Debtors file a plan of reorganization on or prior to such date, the Debtors have an exclusive period to solicit and obtain acceptances for such plan through and including November 29, 2012. On July 3, 2012 the Debtors filed a joint motion with the Creditors' Committee seeking to extend such exclusivity periods to December 28, 2012 and February 28, 2013, respectively. These extensions are without prejudice to the Debtors’ right to seek further extensions of such exclusivity periods. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.
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
Liabilities Subject to Compromise. The Debtors have incurred and will continue to incur significant costs associated with their reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtors’ results of operations. Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of June 30, 2012. For additional information, see Note 1 to the Condensed Consolidated Financial Statements.
Further Information. For further information regarding the Chapter 11 Cases, see Note 1 to the Condensed Consolidated Financial Statements. Additional information about the Company’s Chapter 11 filing is also available on the Internet at aa.com/restructuring. Court filings and claims information are available at amrcaseinfo.com.

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
The business plan has been designed to build on initiatives already in place that reduced costs over the past several years, including major changes in American’s route structure, network, capacity and fleet. The business plan contemplates significant reductions in both non-labor and labor costs, including reducing positions by approximately 10,000 based on ratified and tentative agreements reached with the various workgroups, outsourcing a portion of American’s aircraft maintenance work (including seeking the closure of our Fort Worth Alliance Airport maintenance base) and certain airport fleet service clerk work, and modifying our subsidized retiree medical coverage. On March 7, 2012, the Company announced that, in working with Creditors' Committee and the Pension Benefit Guarantee Corporation (PBGC), it developed a solution that would allow the Company to pursue a freeze of its defined benefit pension plans for non-pilot employees instead of seeking termination. The Company and the PBGC have since reached an agreement on freezing three of the airline's four defined benefit plans. The agreement was filed with the Bankruptcy Court on May 4, 2012.
In addition, the Company is continuing to work with the PBGC, the Creditors' Committee and the APA on a solution that could allow the Company to freeze the defined benefit pension plan for pilots instead of seeking termination. On June 20, 2012, the U.S. Department of Treasury published a proposed regulation, which, if finalized, would create a process by which American would seek to remove certain impediments to freezing the defined benefit plan for pilots. The proposed regulation has a 60 day comment period at which time the U.S. Department of Treasury could issue a final ruling.
Many of our competitors took similar actions when they went through the bankruptcy process. We hope to implement these cost reductions and other changes consensually; however, there can be no assurance that we will be able to do so. In certain circumstances described under “Chapter 11 Proceedings – General Information” above, we may be able, by complying with various provisions of the Bankruptcy Code and with Bankruptcy Court approval, to reject executory contracts and unexpired leases, collective bargaining agreements and financing agreements with respect to American’s Aircraft Property.
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
Additionally, to ensure that employee performance is rewarded and aligned with successful operations after we emerge from the Chapter 11 process, the Company expects that all employees will participate in a profit sharing plan which, beginning with the first dollar of pre-tax income, would pay awards totaling 5% of all pre-tax income.
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
In late 2010, and in direct response to the perceived threat of American’s direct connect, Sabre began biasing its display against American. On January 5, 2011, Sabre instituted pervasive and massive bias against American throughout it system, making it substantially more difficult for travel agents to find American’s fares on the Sabre system display. Sabre also doubled the fees it charges American for bookings through its GDS, and purported to terminate its agreement with American, effective July 2011. Sabre alleges that our contract allowed it to take these actions in response to statements that American made in the press concerning our direct connection technology. Sabre is the largest non-direct source of American’s bookings. In 2010, over $7 billion of American’s passenger revenues were generated from bookings made through the Sabre GDS. In response to Sabre’s actions, on January 10, 2011, American filed a lawsuit against Sabre in Texas state court on several grounds. The court temporarily enjoined Sabre from “biasing” or making it more difficult to find American’s fares on the Sabre GDS, and set a preliminary injunction hearing for February 14, 2011. On January 23, 2011, American and Sabre entered into a Stand Down Agreement that suspended the litigation until June 1, 2011 and vacated the February 14 hearing date. During this period, Sabre agreed (1) not to take any actions to bias the display of American’s services; (2) to return to the pricing in effect on January 4, 2011; and (3) withdraw its notice of termination of certain parts of the agreement. Following the expiration of this Stand Down agreement, American filed new antitrust claims in both federal and Texas state courts, and Sabre has filed breach of contract and antitrust claims against American. Travelport has also filed antitrust claims against American. On August 29, 2011, Sabre and American entered into an agreement that extended their agreement, subject to certain pricing and other adjustments, during the period in which American’s Texas state court claims are pending. That case is currently set to go to trial on October 9, 2012.
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
Other Events

On December 7, 2011, the Communications Workers of America (CWA) filed an application with the National Mediation Board (NMB) requesting an election among American's passenger service employee group.  On February 14, 2012, before the NMB completed its analysis of whether the CWA had submitted a sufficient showing of interest to permit an NMB-authorized election, a new law was enacted that increased the minimum required showing of interest from 35 percent to 50 percent.  On April 19, 2012, the NMB issued its final determination on the list of eligible voters in the group, and authorized an election based on the 35 percent showing of interest requirement in effect prior to the change in the law.  On April 23, 2012, American filed a request with the NMB asking it to reconsider its decision to order an election in light of the new law.  On May 2, 2012, American filed a lawsuit in a Fort Worth federal district court, asking the court to declare that the new law prohibits the NMB from ordering an election unless the union has submitted a showing of interest of at least 50 percent.  On May 3, 2012, the NMB, by a vote of 2-1, rejected American's April 23 reconsideration request.  The dissenting NMB member agreed with American's legal position that an election is not permitted without the union having demonstrated at least a 50 percent showing of interest.
On June 6, 2012, while the court litigation was pending the NMB issued a determination that it would proceed with the election, and that the election process would commence on June 14, with the mailing of election notices.  American filed a request for and was granted a temporary restraining order, prohibiting the NMB from proceeding with the election.  On June 21, a hearing was held on the merits of American's legal claim and the Company's request for permanent injunctive relief.   On June 22, the court issued a decision in American's favor on the merits of its claim, declaring that the new 50 percent standard governs the NMB's conduct with respect to the CWA's election application.  The court also permanently enjoined the NMB from proceeding with any of its pre-election processes unless it determines the CWA's application is supported by a showing of interest of at least fifty percent.  On June 25, the NMB filed a notice of appeal indicating its intent to appeal this decision to the Fifth Circuit U.S. Court of Appeals. On July 10, the NMB filed a request for expedited treatment of its appeal, and the Court of Appeals granted that request.
Financial Highlights
The Company recorded a consolidated net loss of $264 million in the second quarter of 2012 compared to a net loss of $284 million in the same period last year. The Company’s consolidated net loss reflects $230 million of charges to reorganization items and $92 million of severance related costs, offset by higher operating revenues. Consolidated passenger revenue increased by $280 million to $4.8 billion for the second quarter of 2012 compared to the same period last year driven by a strong yield environment and increased international load factors. Cargo and other revenues decreased by $21 million to $820 million for the second quarter of 2012 compared to the same period last year. Mainline passenger unit revenues increased 8.7 percent in the second quarter of 2012 due to a 6.8 percent increase in passenger yield year-over-year. This also reflects an increase in load factor of approximately 1.5 points compared to the second quarter of 2011.
Operating expenses increased $100 million during the second quarter primarily due to charges of 105 million for severance related cost associated with the planned reduction of employees in certain work groups and write off of leasehold improvements at airport facilities that have been rejected through the Chapter 11 process. Charges to reorganization items, net, of $230 million for the second quarter of 2012 are primarily from estimated claims associated with restructuring the financing arrangements for certain aircraft and rejecting certain special facility revenue bonds.

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
Cash, Short-Term Investments and Restricted Assets
At June 30, 2012, the Company had $5.0 billion in unrestricted cash and short-term investments and $772 million in restricted cash and short-term investments, both at fair value, versus $4.0 billion in unrestricted cash and short-term investments and $738 million in restricted cash and short-term investments at December 31, 2011.
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
The Company has financing commitments covering all of the aircraft scheduled to be delivered to it through 2016, except eleven Boeing 737 aircraft for which it is currently seeking to arrange financing, and 16 widebody aircraft that it expects to finance at a later date.
In the remainder of 2012, including liabilities subject to compromise, the Company will be contractually required to make approximately $1.2 billion of principal payments on long-term debt and approximately $19 million in principal payments on capital leases, and the Company expects to spend approximately $1.1 billion on capital expenditures, including aircraft commitments.
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
Credit Ratings
AMR’s and American’s credit ratings are significantly below investment grade. The outcome of the Chapter 11 Cases, which cannot be determined at this time, could further increase the Company’s borrowing or other costs and further restrict the availability of future financing.
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
Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of American’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of June 30, 2012, the Company was not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.
Pension Funding Obligation
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010.
As a result of the Chapter 11 Cases, AMR contributed $6.5 million to its defined benefit pension plans on January 13, 2012 to cover the post-petition period of November 29, 2011 to December 31, 2011. As a result of only contributing the post-petition portion of the required contribution, the PBGC filed a lien against certain assets of the Company’s non-debtor subsidiaries. On April 13, 2012, the Company contributed $86 million to its defined benefit pension plans to cover the post-petition period of January 1, 2012 to March 31, 2012. Additionally, the Company contributed $86 million on July 13, 2012 to its defined benefit pension plans to cover the post-petition period of April 1, 2012 to June 30, 2012. The Company’s 2012 contributions to its defined benefit pension plans is subject to the Chapter 11 Cases, as discussed above in Note 8 to the Condensed Consolidated Financial Statements.

Cash Flow Activity
At June 30, 2012, the Company had $5.0 billion in unrestricted cash and short-term investments, which is an increase of $978 million from the balance as of December 31, 2011. Net cash provided by operating activities in the six month period ended June 30, 2012 was $1.7 billion, as compared to $571 million over the same period in 2011. The increase is primarily the result of a stronger year over year revenue environment and the Company’s Chapter 11 Cases as described in Note 1 to the Condensed Consolidated Financial Statements.
The Company made debt and capital lease payments of $602 million and invested $728 million in capital expenditures in the first six months of 2012. Capital expenditures primarily consisted of new aircraft and certain aircraft modifications.
Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited by the counterparty or the Company. As of June 30, 2012, the cash collateral from AMR held by counterparties was $41 million as compared to cash collateral held by AMR from counterparties of $0.5 million at December 31, 2011. Cash held by counterparties at June 30, 2012 is included in Other assets. Cash held at December 31, 2011 from counterparties is included in short-term investments. As a result of movements in fuel prices, the cash collateral amounts held by the Company or the counterparties to such contracts, as the case may be, can vary significantly.
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
War-Risk Insurance
The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines through September 30, 2012, covering losses to employees, passengers, third parties and aircraft. If the U.S. government were to cease providing such insurance in whole or in part, it is likely that the Company could obtain comparable coverage in the commercial market, but the Company would incur substantially higher premiums and more restrictive terms.There can be no assurance that comparable war-risk coverage will be available in the commercial market. If the Company is unable to obtain adequate war-risk coverage at commercially reasonable rates, the Company would be adversely affected.
RESULTS OF OPERATIONS
For the Six Months Ended June 30, 2012 and 2011
REVENUES
The Company’s revenues increased approximately $843 million, or 7.2 percent, to $12.5 billion in the first six months of 2012 from the same period last year driven by a strong yield environment and increased international load factors. American’s passenger revenues increased by 8.1 percent, or $703 million, on capacity reduction of 1.1 percent to 76.2 billion available seat miles (ASM). American’s passenger load factor increased 1.7 points while passenger yield increased by 7.1 percent to 15.0 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 9.3 percent to 12.3 cents. American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Following is additional information regarding American’s domestic and international RASM and capacity:

	Three Months Ended June 30, 2012
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	12.35	9.1%	45.2	(1.7)%
International	12.29	9.6	31.0	(0.3)
DOT Latin America	13.83	8.9	15.8	3.2
DOT Atlantic	10.96	8.8	10.7	(7.4)
DOT Pacific	10.09	12.3	4.6	6.3
The Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and an independent carrier with which American has a capacity purchase agreement, Chautauqua Airlines, Inc. (Chautauqua).
Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $172 million, or 13.3 percent, to $1.5 billion as a result of higher yield and increased traffic. Regional

Affiliates’ traffic increased 7.1 percent to 5.1 billion revenue passenger miles (RPMs), on a capacity increase of 3.2 percent to 6.8 billion ASMs, resulting in a 2.7 point increase in passenger load factor to 74.5 percent.
Cargo revenues decreased 3.7 percent, or $13 million, primarily as a result of decreased freight and mail yields.
Other revenues decreased 1.5 percent, or $19 million, to $1.3 billion primarily as a result of insurance proceeds related to casualty events in the first quarter of 2011 and fewer third party ground handling contracts.

OPERATING EXPENSES
The Company’s total operating expenses increased 3.7 percent, or $440 million, to $12.5 billion in the first six months of 2012 compared to the same period in 2011. The Company’s operating expenses per ASM increased 5.5 percent to 14.4 cents. The increase in operating expense was largely due to a year-over-year increase in fuel prices from $2.93 per gallon in the first six months of 2011 to $3.24 per gallon in the first half of 2012, including the impact of fuel hedging. Fuel expense was the Company’s largest single expense category in the first half of 2012 and the price increase resulted in $362 million in incremental year-over-year fuel expense in the first six months of 2012 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed, inclusive of the impact of fuel hedging). Further increases in fuel prices and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations. The Company also incurred employee charges of $92 million for severance related costs associated with planned reductions in certain work groups. Other increases in operating expenses were largely offset by decreased aircraft and facility rent as leases are modified during the Chapter 11 restructuring process.

(in millions) Operating Expenses	Six Months Ended June 30, 2012	Change from 2011	Percentage Change
Aircraft fuel	$4,374	$786	21.9%	(a)
Wages, salaries and benefits	3,234	79	2.5
Regional payments to AMR Eagle	573	(694)	(54.8)	(b)
Other rentals and landing fees	652	11	1.7
Maintenance, materials and repairs	570	60	11.8	(c)
Commissions, booking fees and credit card expense	529	5	0.9
Depreciation and amortization	513	56	12.3	(d)
Aircraft rentals	273	(51)	(15.9)	(e)
Food service	255	2	0.5
Special charges	116	116	—	(f)
Other operating expenses	1,369	70	5.4
Total operating expenses	$12,458	$440	3.7%

(a)	Aircraft fuel expense increased primarily due to certain regional airline fuel expense under new capacity purchase agreements and an increase in the Company's price per gallon of fuel.

(b)	Regional payments to AMR Eagle expense decreased primarily due to new capacity purchase agreements under which the Company absorbs certain operating expenses of the regional airline.

(c)	Maintenance, materials and repairs increased primarily due to timing of materials and repairs expenses.

(d)	Depreciation and amortization increased due to the transfer of aircraft from AMR Eagle to American during 2011.

(e)	Aircraft rental expense decreased primarily as a result of the Company’s Chapter 11 proceedings as described in Note 1 to the Condensed Consolidated Financial Statements.

(f)	Special charges consist of $116 million of primarily severance related charges and write off of lease hold improvements at airport facilities that were rejected during the Chapter 11 process.
OTHER INCOME (EXPENSE)
Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous—net.
A decrease in short-term investment balances caused a decrease in interest income of $0.8 million, or 6.1 percent, to $13 million for the first six months of 2012 compared to the same period last year. Interest expense decreased $11 million, or 3.5 percent, to $342 million primarily as a result of the Company’s Chapter 11 Cases as described in Note 1 to the Condensed Consolidated Financial Statements.

REORGANIZATION ITEMS, NET
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the six months ended June 30, 2012:

(in millions)
Aircraft financing renegotiations and rejections (1) (2)	$1,115
Rejection of facility bond related obligations (2)	399
Professional fees	117
Total reorganization items, net	$1,631

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

(2)
Estimated allowed claims from (i) rejecting 16 leases of seven Boeing 757-200 aircraft, one McDonnell Douglas MD-80 aircraft, and eight spare engines, (ii) relinquishing one Airbus A300-600R aircraft that was subject to a mortgage, (iii) filing motions to reject facility agreements supporting special facility revenue bonds at Dallas/Fort Worth International Airport, Fort Worth Alliance Airport and Luis Muñoz Marín International Airport in San Juan, Puerto Rico, and (iv) filing motions to modify the leases of 168 aircraft, including 39 Super ATR aircraft, nine Boeing 737-800 aircraft, 33 Boeing 757-200 aircraft, 11 Boeing 767-200ER aircraft, 13 Boeing 767-300ER aircraft, and 63 McDonnell Douglas MD-80 aircraft. The rejections of the leases of such aircraft and spare engines and the modification of the leases relating to such aircraft have been approved by the Bankruptcy Court. See above, “Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment,” for further information.

Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of June 30, 2012.
INCOME TAX
The Company did not record a net tax provision (benefit) associated with its net loss for the six months ended June 30, 2012 or June 30, 2011 due to the Company providing a valuation allowance, as discussed in Note 5 to the Condensed Consolidated Financial Statements.

REGIONAL AFFILIATES
The following table summarizes the combined capacity purchase activity for the American Connection carriers and AMR Eagle for the six months ended June 30, 2012 and 2011. (in millions):

	Six Months Ended June 30,
	2012	2011
Revenues:
Regional Affiliates	$1,460	$1,288
Other	85	82
	$1,545	$1,370
Expenses:
Regional payments	$631	$1,302
Other incurred expenses	867	211
	$1,498	$1,513
In addition, passengers connecting to American’s flights from American Connection and AMR Eagle flights generated passenger revenues for American flights of $924 million and $881 million in the first six months of 2012 and 2011, respectively, which are included in Revenues – Passenger in the consolidated statements of operations.

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
Aircraft Fuel The Company’s earnings are substantially affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs through the use of hedging contracts, primarily call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option). Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. Market risk is estimated as a hypothetical 10 percent increase in the June 30, 2012 and 2011 cost per gallon of fuel. Based on projected fuel usage for the next twelve months, such an increase would result in an increase to Aircraft fuel expense of approximately $655 million, inclusive of the impact of effective fuel hedge instruments outstanding at June 30, 2012, and assumes the Company’s fuel hedging program remains effective. Such an increase would have resulted in an increase to projected Aircraft fuel expense of approximately $444 million in the twelve months ended December 31, 2011, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2010. As of June 30, 2012, the Company had cash flow hedges covering approximately 40 percent of its estimated remaining 2012 fuel requirements. Comparatively, as of June 30, 2011, the Company had hedged approximately 46 percent of its estimated remaining 2011 fuel requirements. The consumption hedged for the remainder of 2012 is capped at an average price of approximately $3.26 per gallon of jet fuel, with protection capped on 4 percent of estimated consumption, through the use of sold call options, at an average of $3.57 per gallon of jet fuel. The Company’s collars represent approximately 36 percent of its estimated remaining 2012 fuel requirements and have an average floor price of approximately $2.44 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs). A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.
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

Item 4. Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.
Since filing the Chapter 11 Cases, except as set forth below, the Company made no change in its internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

•
The Company’s Chapter 11 Cases have a significant impact on its business processes and internal control over financial reporting related to (1) the proper separation and payment of prepetition and post-petition obligations and (2) the preparation of consolidated financial statements reflecting the accounting required for the restructuring activities and reorganization expenses resulting from the Chapter 11 Cases. Management continues to take actions necessary to address the resources, processes and controls related to these restructuring activities, while maintaining controls over routine daily operations.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings
As previously discussed, on November 29, 2011, the Debtors filed voluntary petitions for relief under the Bankruptcy Code. Each of the Debtors continues to operate its business and manage its property as a debtor-in-possession pursuant to Sections 1107 and 1108 of the Bankruptcy Code. As a result of the current Chapter 11 filings, attempts to prosecute, collect, secure or enforce remedies with respect to prepetition claims against the Debtors are subject to the automatic stay provisions of Section 362(a) of the Bankruptcy Code, including, except in such cases where the Bankruptcy Court has entered an order modifying or lifting the automatic stay, the litigation described below. Notwithstanding the general application of the automatic stay described above, governmental authorities, both domestic and foreign, may determine to continue actions brought under their regulatory powers. Therefore, the automatic stay may have no effect on certain matters described below.
On February 14, 2006, the DOJ served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges. On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges. On March 11, 2008, and on June 22, 2012, the Company received requests for information from the Swiss Competition Commission concerning, among other things, the scope and organization of the Company’s activities in Switzerland and its Swiss revenues. On June 27, 2007 and October 31, 2007, the Company received requests for information from the Australian Competition and Consumer Commission seeking information regarding fuel surcharges imposed by the Company on cargo shipments to and from Australia and regarding the structure of the Company’s cargo operations. On September 1, 2008, the Company received a request from the Korea Fair Trade Commission seeking information regarding cargo rates and surcharges and the structure of the Company’s activities in Korea. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company’s cargo facilities in Sao Paulo, Brazil. On April 24, 2008, the Brazilian competition authorities charged the Company with violating Brazilian competition laws. On December 31, 2009, the Brazilian competition authorities made a non-binding recommendation to the Brazilian competition tribunal that it find the Company in violation of competition laws. The authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments. The Company is vigorously contesting the allegations and the preliminary findings of the Brazilian competition authorities. The Company intends to cooperate fully with all pending investigations. In the event that any investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.
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
On June 20, 2006, the DOJ served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign passenger carriers. At this time, the Company does not believe it is a target of the DOJ investigation. The Company intends to cooperate fully with this investigation. On September 4, 2007, the Attorney General of the State of Florida served the Company with a Civil Investigative Demand as part of its investigation of possible violations of federal and Florida antitrust laws regarding the pricing of air passenger transportation. In the event that this or other investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, such findings and related legal proceedings could have a material adverse impact on the Company. Approximately 52 purported class action lawsuits have been filed in the U.S. against the Company and certain foreign and domestic air carriers alleging that the defendants violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation. On October 25, 2006, these cases, along with other purported class action lawsuits in which the Company was not named, were consolidated in the United States District Court for the Northern District of California as In re International Air Transportation Surcharge Antitrust Litigation, Civ. No. 06-1793 (the Passenger MDL). On July 9, 2007, the Company was named as a defendant in the Passenger MDL. On August 25, 2008, the plaintiffs dismissed their claims against the Company in this action. On March 13, 2008 and March 14, 2008, an additional purported class action complaint, Turner v. American Airlines, et al., Civ. No. 08-1444 (N.D. Cal.), was filed against the Company, alleging that the Company violated U.S. antitrust laws by illegally conspiring to set prices and surcharges for passenger transportation in Japan and certain European countries, respectively. The Turner plaintiffs have failed to perfect service against the Company, and it is unclear whether they intend to pursue their claims. In the event that the Turner plaintiffs pursue their claims, the Company will vigorously defend these lawsuits, but any adverse judgment in these actions could have a material adverse impact on the Company.
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
On January 10, 2011, the Company filed a lawsuit in Tarrant County, Texas State Court against Sabre alleging, among other claims, that Sabre’s actions of introducing bias against the display of American’s services in its global distribution system (GDS) and substantially increasing the rates that it would charge the Company for bookings made through the Sabre GDS breached its agreement with the Company. That same day, the Company successfully obtained a temporary restraining order that prohibited Sabre from continuing to bias the display of American’s services.  From July 2011 to January 2012, the Company filed a number of amended complaints adding new breach of contract and Texas antitrust claims. These claims, which are brought under Texas state law, contain allegations of anticompetitive activity similar to those alleged in the federal antitrust action described below. On June 8, 2011 and October 7, 2011, Sabre filed counterclaims against the Company alleging that American has breached its agreement and that American violated antitrust laws. On August 29, 2011, the Company entered into an agreement with Sabre that will allow American to continue to participate in the Sabre GDS until American’s antitrust claims in the Texas state court are resolved. Trial in that case is now set to begin October 3, 2012. The Company intends to vigorously pursue its claims, but there can be no assurance of the outcome, and if the Court does not further enjoin Sabre from introducing bias against American’s services or allowing Sabre to remove American services from its system, actions taken by Sabre could have a material adverse effect on the Company.
On April 12, 2011, the Company filed an antitrust lawsuit against Travelport and Orbitz in Federal District Court for the Northern District of Texas. On June 1, 2011, Sabre filed a request to intervene in this action and stated that it intended to file its own claims against American alleging that American violated the antitrust laws by withholding certain content from the Sabre GDS. On June 1, 2011, the Company amended its lawsuit to add Sabre as a defendant. On October 20, 2011, American sought leave to file new antitrust claims against the defendants based on facts learned through discovery. The lawsuit, as amended, alleges, among other things, that the defendants (1) engaged in anticompetitive practices to preserve their monopoly power over American’s ability to distribute its products through their subscribers; (2) conspired with each other, as well as other third parties, to preserve the existing GDS business model; (3) undertook actions against American, such as biasing and increasing prices, to punish American for supporting a competitive alternative, and (4) organized, supported, and monitored a boycott of American services among travel agencies. The lawsuit further alleges that these actions have prevented American from employing new competing technologies and have allowed the defendants to continue to charge American supracompetitive fees. The lawsuit seeks both injunctive relief and money damages. On December 22, 2011, Travelport brought counterclaims against American alleging that American’s direct connect efforts violate the antitrust laws by preserving American’s monopoly power on certain city pairs. In addition, all defendants filed motions requesting that the court dismiss American’s claims. On November 21, 2011, the court granted those motions as to certain claims, but denied them as to others. The court further granted American’s request to amend its lawsuit by filing additional claims based on the evidence it had uncovered in discovery. American filed a motion for reconsideration of those portions of the court’s November 21 order dismissing certain of American’s claims, and on February 28, 2012, the court granted that motion in part and denied it in part. The defendants have each filed new motions to dismiss certain claims asserted in American’s amended complaint.
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
Disclosure regarding the Company's adversary proceedings with respect to its retiree health and welfare benefit plans can be found in Part I, Item 1 (Financial Statements) under Note 11, “Subsequent Events”, and is incorporated herein by reference.
Disclosure regarding American's litigation relating to the Communications Workers of America's application with the National Mediation Board requesting an election among American's passenger service employee group can be found in Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) under “Other Events” and is incorporated herein by reference.

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
The following exhibits are included herein:

10.1
Supplemental Agreement No. 28 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of June 1, 2012. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.2
Supplemental Agreement No. 30 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated June 29, 2012. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

12	Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2012 and 2011.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101
The following materials from American’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AIRLINES, INC.

Date:	July 18, 2012	BY:	[/s/ Isabella D. Goren]
Isabella D. Goren
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)