Form 10-Q
period 2012-09-30
AMERICAN AIRLINES INC
filed 2012-10-17
CIK 4515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2012.

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
Common Stock, $1 par value—1,000 shares as of October 10, 2012.

INDEX
AMERICAN AIRLINES, INC.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements
AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Passenger	$4,909	$4,816	$14,303	$13,508
Regional Affiliates	748	735	2,208	2,023
Cargo	156	176	499	532
Other revenues	609	644	1,890	1,944
Total operating revenues	6,422	6,371	18,900	18,007
Expenses
Aircraft fuel	2,180	2,000	6,554	5,588
Wages, salaries and benefits	1,620	1,609	4,854	4,764
Regional payments to AMR Eagle	288	664	861	1,931
Other rentals and landing fees	324	327	976	968
Maintenance, materials and repairs	283	271	853	781
Commissions, booking fees and credit card expense	277	284	806	809
Depreciation and amortization	252	232	765	689
Aircraft rentals	137	167	410	492
Food service	139	137	393	390
Special charges	211	—	328	—
Other operating expenses	684	670	2,053	1,968
Total operating expenses	6,395	6,361	18,853	18,380
Operating Income (Loss)	27	10	47	(373)
Other Income (Expense)
Interest income	7	6	19	20
Interest expense (contractual interest expense equals $(166) and $(519) for the three and nine months ended September 30, 2012)	(161)	(171)	(503)	(502)
Interest capitalized	13	11	36	27
Related party interest—net	(3)	(3)	(10)	(11)
Miscellaneous—net	(12)	(6)	(26)	(29)
	(156)	(163)	(484)	(495)
Income (Loss) Before Reorganization Items, Net	(129)	(153)	(437)	(868)
Reorganization Items, Net	(128)	—	(1,760)	—
Income (Loss) Before Income Taxes	(257)	(153)	(2,197)	(868)
Income tax	—	—	—	—
Net Income (Loss)	$(257)	$(153)	$(2,197)	$(868)
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Earnings (Loss)	$(257)	$(153)	$(2,197)	$(868)
Other Comprehensive Income (Loss), Before Tax:
Defined benefit pension plans and retiree medical:
Amortization of actuarial loss and prior service cost	56	33	169	98
Current year change	—	(3)	—	10
Benefit plan modifications	1,673	—	1,673	—
Derivative financial instruments:
Change in fair value	86	(142)	29	152
Reclassification into earnings	12	(57)	(13)	(287)
Unrealized gain (loss) on investments
Net change in value	2	(1)	5	(1)
Other Comprehensive Income (Loss) Before Tax	1,829	(170)	1,863	(28)
Income tax expense on other comprehensive income	—	—	—	—
Comprehensive Income (Loss)	$1,572	$(323)	$(334)	$(896)
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	September 30, 2012	December 31, 2011
Assets
Current Assets
Cash	$504	$280
Short-term investments	3,714	3,714
Restricted cash and short-term investments	847	738
Receivables, net	1,141	883
Inventories, net	564	583
Fuel derivative contracts	98	97
Other current assets	374	401
Total current assets	7,242	6,696
Equipment and Property
Flight equipment, net	10,369	10,909
Other equipment and property, net	2,048	2,108
Purchase deposits for flight equipment	764	746
	13,181	13,763
Equipment and Property Under Capital Leases
Flight equipment, net	236	322
Other equipment and property, net	62	70
	298	392
International slots and route authorities	708	708
Domestic slots and airport operating and gate lease rights, less accumulated amortization, net	167	183
Other assets	2,087	1,847
	$23,683	$23,589

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	September 30, 2012	December 31, 2011
Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities
Accounts payable	$1,247	$981
Accrued liabilities	1,934	1,795
Air traffic liability	4,730	4,223
Payable to affiliates, net	2,738	2,644
Current maturities of long-term debt	1,508	1,518
Current obligations under capital leases	36	—
Total current liabilities	12,193	11,161
Long-term debt, less current maturities	6,125	6,729
Obligations under capital leases, less current obligations	392	—
Pension and postretirement benefits	76	9,204
Other liabilities, deferred gains and deferred credits	1,658	1,580
Liabilities Subject to Compromise	12,599	3,952
Stockholder’s Equity (Deficit)
Common stock	—	—
Additional paid-in capital	4,465	4,455
Accumulated other comprehensive loss	(2,211)	(4,075)
Accumulated deficit	(11,614)	(9,417)
	(9,360)	(9,037)
	$23,683	$23,589
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2012	2011
Net Cash Provided by Operating Activities	$1,464	$235
Cash Flow from Investing Activities:
Capital expenditures, including aircraft lease deposits	(1,145)	(1,055)
Net (increase) decrease in short-term investments	—	337
Net (increase) decrease in restricted cash and short-term investments	(109)	(24)
Proceeds from sale of equipment and property	57	(9)
Cash collateral on spare parts financing	—	—
Net cash provided by (used for) investing activities	(1,197)	(751)
Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(990)	(1,233)
Proceeds from:
Issuance of debt	—	1,598
Sale leaseback transactions	853	462
Funds transferred to affiliates, net	94	(175)
Net cash provided by (used for) financing activities	(43)	652
Net increase (decrease) in cash	224	136
Cash at beginning of period	280	165
Cash at end of period	$504	$301
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Chapter 11 Reorganization
Overview
On November 29, 2011 (the Petition Date), AMR Corporation (AMR), American Airlines, Inc., AMR’s principal subsidiary (American or the Company), and certain of American and AMR’s direct and indirect domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code), in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). The Chapter 11 Cases are being jointly administered under the caption “in re AMR Corporation, et al, Case No. 11-15463-SHL.”
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
While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. The Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization. The Debtors have the exclusive right to file a plan of reorganization through and including December 28, 2012, subject to the ability of third parties to file motions to terminate the Debtors' exclusivity period. If the Debtors file a plan of reorganization on or prior to such date, the Debtors will have an exclusive period to solicit and obtain acceptances for such plan through and including February 28, 2013. On October 16, 2012, the Debtors filed a joint motion with the Creditors' Committee seeking to further extend such exclusivity periods to January 28, 2013 and March 28, 2013, respectively.  There can be no assurance that the Bankruptcy Court will approve the Debtors' motion. The Debtors have the right to seek further extensions of such exclusivity periods, subject to a statutory limit of 18 months from the Petition Date in the case of filing a plan of reorganization, and 20 months from the Petition Date in the case of soliciting and obtaining acceptances. The ultimate plan of reorganization, which would be subject to acceptance by the requisite majorities of empowered creditors under the Bankruptcy Code and approval by the Bankruptcy Court, could materially change the amounts and classifications in the Condensed Consolidated Financial Statements.
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
Appointment of Creditors’ Committee. On December 5, 2011, the U.S. Trustee appointed the Creditors’ Committee for the Chapter 11 Cases.

Retiree Medical and Life Insurance Benefits.  On March 23, 2012, the Bankruptcy Court entered a Stipulation and Order providing for the appointment of a committee of retired independent and unionized AMR employees (the Retiree Committee), and on May 3, 2012 appointed five members to the Retiree Committee.  On August 15, 2012, the Company filed a proceeding in the Bankruptcy Court seeking a determination on the issue of vesting for former employees who retired and initiated retiree medical coverage before November 1, 2012.  On September 20, 2012, the Company opened negotiations with the Retiree Committee, seeking a consensual agreement to terminate subsidized retiree medical coverage and life insurance coverage for former employees who retired and initiated coverage before November 1, 2012.  Those negotiations are continuing.  On September 14, 2012, the Company notified active employees of its plans to modify its subsidized retiree medical coverage on November 1, 2012.
Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, agreements relating to aircraft and aircraft engines (collectively, Aircraft Property) and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions.  The Debtors' rights to assume, assume and assign, or reject unexpired leases of non-residential real estate had been extended by order of the Bankruptcy Court through June 26, 2012. On June 20, 2012, the Bankruptcy Court entered orders granting the Debtors' motions to assume 463 unexpired leases of non-residential real property.  On June 21, 2012 the Bankruptcy Court entered an order extending, by the Debtors' agreement with certain landlords, the date by which the Debtors must assume or reject an additional 88 unexpired leases of non-residential real property.  On July 19, 2012, the Bankruptcy Court entered orders granting the Debtors' motion to assume nine unexpired leases of non-residential real property.  On July 24, 2012 the Bankruptcy Court entered an order further extending, by the Debtors' agreement with certain landlords, the date by which the Debtors must assume or reject 19 unexpired leases of non-residential real property. On August 8, 2012, the Bankruptcy Court entered orders granting the Debtors' motion to assume one unexpired lease of non-residential real property and extending the date by which the Debtors must assume or reject 15 unexpired leases of non-residential real property. On August 22, 2012, the Bankruptcy Court entered orders granting the Debtors' motion to assume three unexpired leases of non-residential real property and extending the date by which the Debtors must assume or reject 12 unexpired leases of non-residential real property. On September 20, 2012, the Bankruptcy Court entered orders granting the Debtor's motion to assume nine unexpired leases of non-residential real property and extending the date by which the Debtors must assume or reject 34 unexpired leases of non-residential real property.
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
In accordance with the Bankruptcy Code, as of September 30, 2012, the Company had rejected ten real property leases and filed motions to reject facility agreements supporting special facility revenue bonds at Dallas/Fort Worth International Airport, Fort Worth Alliance Airport and Luis Muñoz Marín International Airport in San Juan, Puerto Rico.
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
The 60-day period under Section 1110 in the Chapter 11 Cases expired on January 27, 2012. In accordance with the Bankruptcy Court’s Order Authorizing the Debtors to (i) Enter into Agreements Under Section 1110(a) of the Bankruptcy Code, (ii) Enter into Stipulations to Extend the Time to Comply with Section 1110 of the Bankruptcy Code and (iii) File Redacted Section 1110(b) Stipulations, dated December 23, 2011, the Debtors have entered into agreements to extend the automatic stay or agreed to perform and cure defaults under financing agreements with respect to certain aircraft in their fleet and other Aircraft Property. With respect to certain Aircraft Property, the Debtors have reached agreements on, or agreements on key aspects of, renegotiated terms of the related financings, and the Debtors are continuing to negotiate terms with respect to certain of their other Aircraft Property financings. The ultimate outcome of these negotiations cannot be predicted with certainty. To the extent the Debtors are unable to reach definitive agreements with Aircraft Property financing parties, those parties may seek to repossess the subject Aircraft Property. The loss of a significant number of aircraft could result in a material adverse effect on the Debtors’ financial and operating performance.
In accordance with Section 1110 of the Bankruptcy Code, as of September 30, 2012, the Company had (i) rejected 40 leases relating to 21 MD-80 aircraft, four Fokker 100 aircraft, seven Boeing 757-200 aircraft and eight spare engines; (ii) relinquished one Airbus A300-600R aircraft that was subject to a mortgage; and (iii) made elections under Section 1110(a) of the Bankruptcy Code to retain 340 aircraft and 87 spare engines, including Boeing 737-800, Boeing 757-200, Boeing 767-300ER, Boeing 777-200ER, Bombardier CRJ-700, and McDonnell Douglas MD-80 aircraft, on the terms provided in the related financing documents. In addition, as of September 30, 2012, the Company had reached agreement on revised economic terms of the financings of 155 aircraft, comprising 83 MD-80 aircraft, nine Boeing 737-800 aircraft, 36 Boeing 757-200 aircraft, 11 Boeing 767-200ER aircraft, 13 Boeing 767-300ER aircraft and 3 Boeing 777-200 aircraft (which agreements are subject to reaching agreement on definitive documentation). Those 155 aircraft are substantially all of the mainline aircraft in the Company's fleet for which it expects to negotiate revised economic terms in the Chapter 11 Cases. In addition, the Company reached an agreement with the lessor to modify the leases of 39 Super ATR aircraft. As of September 30, 2012, 26 of the Super ATR aircraft had been returned to the lessor as allowed under the modified agreement. The remaining 13 Super ATR aircraft are expected to be returned to the lessor during the remainder of 2012 and 2013. Lastly, the Company reached an agreement with the lender with respect to 18 Embraer RJ-135 aircraft pursuant to which the Company surrendered such aircraft to the lender on June 22, 2012, and the lender agreed that all remaining obligations of the Company under the financings of such aircraft would be general pre-petition unsecured damages.
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
As of October 8, 2012, approximately 13,259 claims totaling about $305.2 billion have been filed with the Bankruptcy Court against the Debtors, and we expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. Through the claims resolution process, we expect to identify substantial claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, are without merit, are overstated or for other reasons. As of the date of this filing, the Company has filed with the Bankruptcy Court objections to claims totaling $116.5 billion seeking orders to reduce claims by this amount, and the Company expects to continue this process.
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
Collective Bargaining Agreements. The Bankruptcy Code provides a process for the modification and/or rejection of collective bargaining agreements (CBAs). In particular, Section 1113(c) of the Bankruptcy Code permits a debtor to reject its CBAs if the debtor satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court's approval to reject the CBAs. The Section 1113(c) process requires that a debtor must make proposals to its unions to modify existing CBAs based on the most complete and reliable information available at the time the proposals are made. The proposed modifications must be necessary to permit the reorganization of the debtor and must assure that all the affected parties are treated fairly and equitably. The debtor must provide the unions with all information necessary to evaluate the proposals, and meet at reasonable times and confer in good faith with the unions in an effort to reach mutually agreeable modifications to the CBAs. American Airlines, Inc. (American) commenced the Section 1113(c) process with its unions (APA, APFA and TWU) on February 1, 2012, and has negotiated in good faith with the unions for consensual agreements that achieve the necessary level of labor cost savings. Because consensual agreements had not been reached, and given American's need to restructure its labor costs expeditiously, the Debtors filed a motion with the Bankruptcy Court on March 27, 2012 requesting approval to reject the CBAs. Rejection of the CBAs is appropriate if the Bankruptcy Court finds the Debtors' proposals are necessary for their reorganization, are fair and equitable, and that the unions refused to agree to the proposals without good cause.
The Court hearing on the Debtors' request to reject the CBAs began on April 23, 2012 with the presentation of the Debtors' case and concluded the week of May 21, 2012.   After the filing of its request to reject its CBAs, American and the unions continued to negotiate in good faith toward consensual agreements. Those negotiations resulted in ratified agreements with all seven TWU-represented groups (Fleet Service Clerks, Dispatchers, Ground School Instructors, Maintenance Control Technicians, Simulator Technicians, Mechanics and Related (M&R), and Stores), all of which have been approved by the Bankruptcy Court. On July 20, 2012, APFA sent American's proposed Last Best and Final Offer (LBFO) to its membership for a ratification vote, and on August 19, 2012 APFA announced the LBFO was ratified by the membership.  This new agreement was approved by the Bankruptcy Court on September 12, 2012. Having secured Court approval of the APFA and all seven TWU agreements, American has begun implementing the terms of all of its new agreements.
On June 27, 2012, the APA Board of Directors voted in favor of sending a tentative agreement it reached with American to its membership for a ratification vote; however, APA announced on August 8, 2012 that its membership did not ratify that agreement.  Subsequently, on August 15, 2012, the Bankruptcy Court issued its decision on the Debtors' request to reject its pilot CBA.  The Bankruptcy Court denied the request, but found that all but two of the numerous 1113 term sheet proposals met all of the standards for contract rejection.  The Bankruptcy Court invited the Debtors to modify the two proposals and renew its motion.  A renewed 1113 motion was filed on August 17, 2012, and a hearing was held on September 4, 2012. The Bankruptcy Court granted the renewed motion and entered an order on September 5, 2012 authorizing American to reject the pilot CBA. In accordance with the Bankruptcy Court's ruling, American began implementing certain terms and conditions of employment for pilots that the Bankruptcy Court determined were fair and necessary for the Debtors' successful restructuring. American and APA are continuing to negotiate in good faith toward a new pilot agreement. The ultimate resolution of the Debtors' agreement with the APA cannot be determined at this time. APA is appealing the Bankruptcy Court's order authorizing American to reject the pilot CBA, and is also appealing a prior decision by the Court rejecting APA's claim that American cannot use the 1113 CBA rejection process to make changes to pilot working conditions because, according to APA, its CBA with American expired by its terms in May 2008.  Relatedly, APA filed a request with the Bankruptcy Court to stay its decision authorizing American to reject the CBA pending the outcome of its appeals, and American has objected to that request.
American Eagle Airlines, Inc. (together with Executive Airlines, Inc., AMR Eagle) commenced the Section 1113(c) process with its unions on March 21, 2012. On July 27, 2012, AMR Eagle reached a tentative agreement with the Association of Flight Attendants. That tentative agreement was ratified by the flight attendants on September 7, 2012.  On August 8, 2012, AMR Eagle reached an agreement-in-principle with the Air Line Pilots Association.  The ALPA Master Executive Council accepted the terms of the agreement-in-principle on September 12, 2012 and the tentative agreement was ratified by the pilot group on October 8, 2012.  On July 20, 2012, AMR Eagle and the TWU reached a tentative agreement with the Mechanics and Related and Fleet Service Clerks groups.  On August 24, 2012, the TWU announced that the Fleet Service Clerks group ratified its tentative agreement and that the Mechanics and Related group did not ratify its tentative agreement.  Because consensual agreements had not been reached with the TWU represented Mechanics, Ground School Instructors and Dispatchers, AMR Eagle filed a motion with the Bankruptcy Court on September 7, 2012 requesting approval to reject those CBAs. AMR Eagle continued to negotiate in good faith with the TWU with respect to each of those work groups. On October 3, 2012, AMR Eagle and the TWU reached tentative agreements with the Mechanics and Related and the Ground School Instructors groups.  On October 8, 2012, AMR Eagle reached a tentative agreement with the TWU represented Dispatch group.  The tentative agreements for Mechanics, Ground School Instructors and Dispatchers will be sent  to those work groups for a ratification vote.  AMR Eagle anticipates learning the vote results for all three work groups on or about October 26, 2012. Pending the results of those votes, the October 23, 2012 hearing previously scheduled for the Section 1113 motion has been adjourned to a date to be determined.
Plan of Reorganization. On July 19, 2012, the Bankruptcy Court entered an order pursuant to Section 1121(d) of the Bankruptcy Code extending the exclusivity periods during which only the Debtors have the right to file a plan of reorganization and solicit and obtain acceptances of such plan. The date until which the Debtors have to file a plan of reorganization has been extended through and including December 28, 2012. If the Debtors file a plan of reorganization on or prior to such date, the Debtors have an exclusive period to solicit and obtain acceptances for such plan through and including February 28, 2013. On October 16, 2012, the Debtors filed a joint motion with the Creditors' Committee seeking to further extend such exclusivity periods to January 28, 2013 and March 28, 2013, respectively.  There can be no assurance that the Bankruptcy Court will approve the Debtors' motion.

The Debtors have the right to seek further extensions of such exclusivity periods, subject to a statutory limit of 18 months from the Petition Date in the case of filing a plan of reorganization, and 20 months from the Petition Date in the case of soliciting and obtaining acceptances. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.
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

Liabilities Subject to Compromise
The following table summarizes the components of liabilities subject to compromise included on the Condensed Consolidated Balance Sheet as of September 30, 2012:

(in millions)
Long-term debt	$1,427
Aircraft lease and facility bond related obligations	3,036
Pension and postretirement benefits	7,803
Accounts payable and other accrued liabilities	348
Other	(15)
Total liabilities subject to compromise	$12,599
Long-term debt, including undersecured debt, classified as subject to compromise as of September 30, 2012 consisted of (in millions):

Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00% - 13.00% at September 30, 2012)	$1,241
Enhanced equipment trust certificates due through 2021 (rates from 5.10%—10.375% at September 30, 2012)	—
6.00%—8.50% special facility revenue bonds due through 2036	186
7.50% senior secured notes due 2016	—
AAdvantage Miles advance purchase (net of discount of $56 million)	—
Other	—
$1,427
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
Reorganization Items, net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the three and nine months ended September 30, 2012:

(in millions)
	Three Months Ended	Nine Months Ended
	September 30, 2012
Pension and postretirement benefits	$(66)	$(66)
Aircraft financing renegotiations and rejections (1)	133	1,249
Treatment of facility bond related obligations (2)	—	399
Professional fees	51	168
Other	10	10
Total reorganization items, net	$128	$1,760

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to the rejection or modification of financings related to aircraft. The Debtors record an estimated claim associated with the rejection or modification of a financing when the motion is filed with the Bankruptcy Court to reject or modify such financing and the Debtors believe that it is probable the motion will be approved by all parties, and there is sufficient information to estimate the claim. See above, “Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment,” for further information.

(2)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to entry of orders treating as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors record an estimated claim associated with the treatment of claims with respect to facility agreements when the applicable motion is filed with the Bankruptcy Court and the Debtors believe that it is probable that the motion will be approved, and there is sufficient information to estimate the claim. See above, “Rejection of Executory Contracts,” for further information.

Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of September 30, 2012.
Retirement Benefit Plans
On March 7, 2012, the Company announced that, in working with Creditors' Committee and the Pension Benefit Guarantee Corporation (PBGC), it developed a solution that would allow the Company to pursue a freeze of its defined benefit pension plans for non-pilot employees instead of seeking termination. On September 14, 2012, the Company sent formal legal notice to all defined benefit plan participants and beneficiaries announcing that it was in fact freezing each of the defined benefit pension plans effective November 1, 2012. For eligible non-pilot employees, a replacement benefit will begin under the $uper $aver 401(k) Plan starting November 1, 2012, with the Company matching employee contributions up to 5.5 percent of eligible earnings.

The Company also announced its plans to terminate the Pilot B Plan, a defined contribution plan, on November 30, 2012. The Company continues to work with the APA, PBGC, and U. S. Treasury Department to develop a solution to certain structural aspects of the Pilot A Plan, a defined benefit plan, that would preclude the need to seek a termination of that Plan. As the Company does not yet have a consensual agreement with the APA, details concerning a replacement retirement benefit for pilots are not known at this time.

The Company also announced its plans to modify its subsidized retiree medical coverage effective November 1, 2012. Those who initiate retiree medical coverage on or after November 1, 2012 will go into a new retiree medical program. For those who retire under age 65, two medical options will be available, but the Company will not be subsidizing them. Those who retire at age 65 and over may purchase a guaranteed-issue Medicare supplement plan. Flight attendants and TWU-represented employees will receive a refund of their prefunding contributions within 120 days of November 1, 2012.

On August 15, 2012, the Company filed a proceeding in the Bankruptcy Court seeking a determination on the issue of vesting for former employees who retired and initiated retiree medical coverage before November 1, 2012.  On September 20, 2012, the Company opened negotiations with the Retiree Committee, seeking a consensual agreement to terminate subsidized retiree medical coverage and life insurance coverage for former employees who retired and initiated coverage before November 1, 2012.  Those negotiations are continuing.

See Note 8 to the Condensed Consolidated Financial Statements for further information on retirement benefits.

2.Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. American is a wholly owned subsidiary of AMR. The condensed consolidated financial statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes included in the American Annual Report on Form 10-K filed on February 15, 2012 (2011 Form 10-K).
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

3.Commitments, Contingencies and Guarantees
American had total aircraft acquisition commitments as of September 30, 2012 as follows:

		Boeing			Airbus
		737 Family[1]	777- 200ER	777- 300ER	A320 Family	NEO	Total
Remainder of 2012	Purchase	9		2			11
	Lease						—
2013	Purchase	25		8			33
	Lease	6			20		26
2014	Purchase	5	1	4			10
	Lease	15			35		50
2015	Purchase		2				2
	Lease	20			30		50
2016	Purchase		2				2
	Lease	20			25		45
2017 and beyond	Purchase					130	130
	Lease	20			20		40
Total	Purchase	39	5	14	—	130	188
	Lease	81	—	—	130	—	211
The assumption of agreements related to the Company’s aircraft commitments is subject to collaboration with the Company’s key stakeholders and, in some instances, approval of the Bankruptcy Court. The Company cannot predict what the outcome of these discussions and the Bankruptcy Court process will be.
As of September 30, 2012, and subject to assumption of the related agreements, payments for the above purchase commitments and certain engines will approximate $535 million in the remainder of 2012, $1.9 billion in 2013, $929 million in 2014, $312 million in 2015, $353 million in 2016, and $7.4 billion for 2017 and beyond. These amounts are net of purchase deposits currently held by the manufacturers. American has granted Boeing a security interest in American’s purchase deposits with Boeing. The Company’s purchase deposits totaled $764 million as of September 30, 2012.
As of September 30, 2012, and subject to assumption of the related agreements, total future lease payments for all leased aircraft, including aircraft not yet delivered (but not including any Boeing 787-9 aircraft that may be acquired by American as described below and may be leased), will approximate $168 million in the remainder of 2012, $664 million in 2013, $852 million in 2014, $1.1 billion in 2015, $1.3 billion in 2016, and $12.5 billion in 2017 and beyond.
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
In 2010, American and Japan Airlines (JAL) entered into a Joint Business Agreement (JBA) to enhance their scope of cooperation on routes between North America and Asia through adjustments to their respective networks, flight schedules, and other business activities. American and JAL began implementing the JBA on April 1, 2011.  American and JAL entered into a Revenue Sharing Agreement, effective April 1, 2011, as envisaged by the JBA.  Under the agreement, American and JAL share certain revenues of their operations. In addition, American provided JAL a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following its implementation, subject to certain terms and conditions. In June 2012, American and JAL amended the Revenue Sharing Agreement. Under the amended agreement American's guarantee to JAL of certain minimum incremental revenue commences July 1, 2012 and continues for three years thereafter. The amount required to be paid by the Company under the guarantee in any one of such years may not exceed $100 million, and is reduced if capacity for one of such years is less than a defined base year period capacity. Based on current Trans-Pacific capacity, the guarantee in any one of such years may not exceed approximately $75 million. As of September 30, 2012, based on an expected probability model, American had recorded a guarantee liability that is not material.
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

4.Depreciation and Amortization
Accumulated depreciation of owned equipment and property at September 30, 2012 and December 31, 2011 was $10.2 billion and $9.9 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 2012 and December 31, 2011 was $198 million and $448 million, respectively.

5.Income Taxes
The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The Company’s deferred tax asset valuation allowance increased from $4.8 billion as of December 31, 2011 to $5.5 billion as of September 30, 2012, including the impact of comprehensive income for the nine months ended September 30, 2012 and changes from other adjustments.
Under current accounting rules, the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. Due to the significant volatility of items impacting other comprehensive income on a quarterly basis, the Company generally does not record any such tax benefit allocation until all items impacting other comprehensive income are known for the annual period. Thus, any such interim tax benefit allocation may subsequently be subject to reversal.

6.Indebtedness
Long-term debt classified as not subject to compromise consisted of (in millions):

	September 30, 2012	December 31, 2011
Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00% - 13.00% at September 30, 2012)	$2,648	$2,952
Enhanced equipment trust certificates due through 2021 (rates from 5.10%—10.375% at September 30, 2012)	1,830	1,942
6.00%—8.50% special facility revenue bonds due through 2036	1,318	1,436
7.50% senior secured notes due 2016	1,000	1,000
AAdvantage Miles advance purchase (net of discount of $56 million)	809	890
Other	28	27
	7,633	8,247
Less current maturities	1,508	1,518
Total long-term debt, less current maturities	6,125	6,729
The financings listed in the table above are considered not subject to compromise. For information regarding the liabilities subject to compromise, see Note 1 to the Condensed Consolidated Financial Statements.
The Company’s future long-term debt and operating lease payments have changed as its ordered aircraft are delivered and such deliveries have been financed. As of September 30, 2012, maturities of long-term debt (including sinking fund requirements) for the next five years are:

Years Ending December 31 (in millions)	Principal Not Subject to Compromise	Principal Subject to Compromise	Total Principal Amount
Remainder of 2012	$753	$82	$835
2013	882	192	1,074
2014	744	305	1,049
2015	645	161	806
2016	1,637	165	1,802
Principal Subject to Compromise includes payments not made due to the Chapter 11 Proceedings of $73 million.
Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of a year as of September 30, 2012, were: remainder of 2012 – $259 million, 2013 – $935 million, 2014 – $873 million, 2015 – $807 million, 2016 – $733 million, and 2017 and beyond – $4.7 billion.
As of September 30, 2012, AMR had issued guarantees covering approximately $1.5 billion of American’s tax-exempt bond debt (and interest thereon) and $4.7 billion of American’s secured debt (and interest thereon). American had issued guarantees covering approximately $842 million of AMR’s unsecured debt (and interest thereon). AMR also guarantees $3.7 million of American’s leases of certain Super ATR aircraft, which are subleased to AMR Eagle.
American has entered into sale-leaseback arrangements with certain leasing companies to finance 35 Boeing 737-800 aircraft scheduled to be delivered from October 2012 through 2014. The financings of each aircraft under these arrangements are subject to certain terms and conditions. These financing commitments are subject to various terms and conditions. In addition, in some instances, they are also subject to collaboration with the Creditors' Committee and other key stakeholders and to the approval of the Bankruptcy Court.
During the first nine months of 2012, American financed 21 Boeing 737-800 aircraft under sale-leaseback arrangements, which are accounted for as operating leases.
Certain of American’s debt financing agreements contain loan to value ratio covenants and require American to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, American is required, as applicable, to subject additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part, with premium (if any), or pay additional interest on the related indebtedness, as described below.
Specifically, American is required to meet certain collateral coverage tests on a periodic basis on two financing transactions: (1) 10.5% $450 million Senior Secured Notes due 2012 (the 10.5% Notes) and (2) Senior Secured Notes, as described below:

	10.5% Notes		Senior Secured Notes
Frequency of Appraisals	Semi-Annual (April and October)		Semi-Annual (June and December, commencing December 2011)
LTV Requirement	43%; failure to meet collateral test requires American to post additional collateral or pay down indebtedness

1.5x Collateral valuation to
amount of debt outstanding
(67% LTV); failure to meet
collateral test results in
American paying 2% additional
interest until the ratio is at least
1.5x; additional collateral can be
posted to meet this requirement

LTV as of Last Measurement Date	47.5%		37.8%

Generally, certain route authorities, take-off and landing slots, and rights to airport facilities used by American to operate certain services between the U.S. and London Heathrow, Tokyo Narita/Haneda, and China

Collateral Description	143 aircraft consisting of:
	Type	# of Aircraft

	MD-80	74
	B757-200	41
	B767-200ER	3
	B767-300ER	25
	TOTAL	143

At September 30, 2012, the Company was in compliance with the most recently completed collateral coverage tests for the Senior Secured Notes. As of September 30, 2012, American had $41 million of cash collateral posted with respect to the 10.5% notes but was not in compliance with the most recently completed collateral coverage test for that transaction. The Company has not remedied its non-compliance with that test due to the ongoing Chapter 11 Cases. On October 1, 2012, the indebtedness underlying the 2005 Spare Engine EETC with respect to which American was required to comply with the collateral coverage test was paid in full, so American is no longer required to comply with a collateral coverage test for that transaction.
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
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. The Company’s fuel derivative contracts, primarily call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option), are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2012.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of September 30, 2012
Description	Total	Level 1	Level 2	Level 3
Short-term investments [1,2]
Money market funds	$233	$233	$—	$—
Government agency investments	580	—	580	—
Repurchase agreements	293	—	293	—
Corporate obligations	1,859		1,859	—
Bank notes / Certificates of deposit / Time deposits	749		749	—
	3,714	233	3,481	—
Restricted cash and short-term investments [1]	847	847	—	—
Fuel derivative contracts, net [1]	98	—	98	—
Total	$4,659	$1,080	$3,579	$—

1.
Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) at each measurement date.

2.
The Company’s short-term investments mature in one year or less except for $100 million of Bank notes/Certificates of deposit/Time deposits, $580 million of U.S. Government agency investments and $363 million of Corporate obligations which have maturity dates exceeding one year.

No significant transfers between Level 1 and Level 2 occurred during the nine months ended September 30, 2012. The Company’s policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.
As of September 30, 2012, the Company had no exposure to European sovereign debt.
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
The carrying value and estimated fair values of the Company’s long-term debt, including current maturities, not classified as subject to compromise, were (in millions):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$2,648	$2,568	$2,952	$2,647
Enhanced equipment trust certificates	1,830	1,949	1,942	1,927
6.0%—8.5% special facility revenue bonds	1,318	1,332	1,436	1,230
7.50% senior secured notes	1,000	1,001	1,000	711
AAdvantage Miles advance purchase	809	815	890	902
Other	28	28	27	27
	$7,633	$7,693	$8,247	$7,444

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, classified as subject to compromise, were (in millions):

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$1,241	$1,024	$1,456	$1,123
Enhanced equipment trust certificates	—	—	—	—
6.0%—8.5% special facility revenue bonds	186	106	186	37
7.50% senior secured notes	—	—	—	—
AAdvantage Miles advance purchase	—	—	—	—
	$1,427	$1,130	$1,642	$1,160
All of the Company’s long term debt classified as subject to compromise is classified as Level 2.

8.Retirement Benefits
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010.
As a result of the Chapter 11 Cases, AMR contributed $6.5 million to its defined benefit pension plans on January 13, 2012 to cover the post-petition period of November 29, 2011 to December 31, 2011. As a result of only contributing the post-petition portion of the required contribution, the PBGC filed a lien against certain assets of the Company’s non-debtor subsidiaries. On April 13, 2012, the Company contributed $86 million to its defined benefit pension plans to cover the post-petition period of January 1, 2012 to March 31, 2012. Additionally, the Company contributed $86 million on July 13, 2012 to its defined benefit pension plans to cover the post-petition period of April 1, 2012 to June 30, 2012. On September 13, 2012, the Company contributed $6.9 million to its defined benefit pension plans, and on October 15, 2012, the Company contributed $86 million to its defined benefit pension plans to cover the post-petition period of July 1, 2012 to September 30, 2012.
On March 7, 2012, the Company announced that, in working with Creditors' Committee and the PBGC, it developed a solution that would allow the Company to pursue a freeze of its defined benefit pension plans for non-pilot employees instead of seeking termination. On September 14, 2012, the Company sent formal legal notice to all defined benefit plan participants and beneficiaries announcing that it was in fact freezing each of the defined benefit pension plans effective November 1, 2012. For eligible non-pilot employees, a replacement benefit will begin under the $uper $aver 401(k) Plan starting November 1, 2012, with the Company matching employee contributions up to 5.5 percent of eligible earnings.

The Company also announced its plans to terminate the Pilot B Plan, a defined contribution plan, on November 30, 2012. The Company continues to work with the APA, PBGC, and U. S. Treasury Department to develop a solution to certain structural aspects of the Pilot A Plan, a defined benefit plan, that would preclude the need to seek a termination of that Plan. As the Company does not yet have a consensual agreement with the APA, details concerning a replacement retirement benefit for pilots are not known this time.

The Company also announced its plans to modify its subsidized retiree medical coverage effective November 1, 2012. Those who initiate retiree medical coverage on or after November 1, 2012 will go into a new retiree medical program. For those who retire under age 65, two medical options will be available, but the Company will not be subsidizing them. Those who retire at age 65 and over may purchase a guaranteed-issue Medicare supplement plan. Flight attendants and TWU-represented employees will receive a refund of their prefunding contributions within 120 days of November 1, 2012.

On August 15, 2012, the Company filed a proceeding in the Bankruptcy Court seeking a determination on the issue of vesting for former employees who retired and initiated retiree medical coverage before November 1, 2012.  On September 20, 2012, the Company opened negotiations with the Retiree Committee, seeking a consensual agreement to terminate subsidized retiree medical coverage and life insurance coverage for former employees who retired and initiated coverage before November 1, 2012.  Those negotiations are continuing.

As a result of these announcements, the Company's Pension and postretirement benefits liability has been classified as liabilities subject to compromise as of September 30, 2012.

Curtailment and Plan Amendment

In accordance with ASC 715 “Retirement Benefits” (ASC 715), in the third quarter of 2012 the Company remeasured its defined benefit pension and retiree medical plans as a result of modifications to its retirement plans and reductions in certain work groups (see above and Note 1 to the Condensed Consolidated Financial Statements). The Company updated its significant actuarial assumptions used for the remeasurements including the discount rate, which was lowered to 4.10 percent and 3.80 percent for the defined benefit pension plans and retiree medical plans, respectively. The fair value of pension plan assets and retiree medical plan assets as of the remeasurement date was $8.9 billion and $211 million, respectively.

The remeasurement of the defined benefit plans increased the pension liability to $6.6 billion. The change in the pension liability reflects an actuarial loss of $1.9 billion offset by a curtailment gain of $1.8 billion. In addition, a loss of $58 million, representing unamortized prior service cost as of the remeasurement date of the frozen defined benefit plans, is included as a component of reorganization items, net.

Further, as a result of modifications to its retiree medical plans, the Company recognized a negative plan amendment which decreased its retiree medical and other liability to $1.2 billion. The plan amendment of $1.9 billion is included as a component of actuarial gain arising in current year in other comprehensive income and will be amortized over the future service life of the active plan participants for whom the benefit was eliminated, or approximately 8 years. In addition, a net credit of $124 million, representing unamortized prior service credits of $157 million offset by a curtailment loss of $33 million, is included as a component of reorganization items, net.

See Note 1 to the Condensed Consolidated Financial Statements for the breakout of liabilities subject to compromise, including that related to pension and postretirement benefits.

For the third quarter of 2012, net periodic benefit cost for defined benefit pension plans and retiree medical and other benefits reflects expense calculated based upon the revised measurement.
The following tables provide the components of net periodic benefit cost for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$104	$97	$312	$289
Interest cost	191	189	573	568
Expected return on assets	(166)	(165)	(498)	(493)
Amortization of:
Prior service cost	3	3	10	10
Unrecognized net (gain) loss	63	39	187	115
Net periodic benefit cost	$195	$163	$584	$489

	Retiree Medical and Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Components of net periodic benefit cost
Service cost	$15	$15	$45	$45
Interest cost	38	44	114	132
Expected return on assets	(4)	(5)	(12)	(15)
Amortization of:
Prior service cost	(7)	(7)	(21)	(21)
Unrecognized net (gain) loss	(2)	(2)	(6)	(6)
Net periodic benefit cost	$40	$45	$120	$135

9.Special Charges and Restructuring Activities
The Company's business plan as announced on February 1, 2012 contemplates, among other things, significantly reducing the number of positions. Based on ratified and tentative agreements reached with various workgroups we now expect to reduce a total of approximately 10,000 positions. During the second quarter, the Company commenced both voluntary and involuntary employee separations from the Company. Consequently, in the three and nine months ending September 30, 2012, the Company recorded charges of approximately $211 million and $304 million, respectively, for severance related costs associated with the voluntary and involuntary reductions in certain work groups. The severance charges will be paid through the end of 2013. Implementing the Company's business plan will require continued collaboration with the Creditors’ Committee, various economic stakeholders and union representatives, and in some instances, approval of the Bankruptcy Court. The Company cannot predict whether, or to what extent, its business plan will be implemented. As such, at this time, the Company is not able to reasonably estimate the amount and timing of any additional charges or the portion of these charges that will result in future cash expenditures.
In 2008 and 2009, the Company announced capacity reductions due to unprecedented high fuel costs at that time and the other challenges facing the industry. In connection with these capacity reductions, the Company incurred special charges related to aircraft and certain other charges.
The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of September 30, 2012:

	Aircraft Charges	Facility Exit Costs	Employee Charges	Total
Remaining accrual at December 31, 2011	$49	$16	—	$65
Special Charges	11	13	304	328
Non-cash charges	(11)	(13)	—	(24)
Adjustments	(47)	(11)	—	(58)
Payments	(2)	(1)	(71)	(74)
Remaining accrual at September 30, 2012	$—	$4	233	$237

10.Financial Instruments and Risk Management
As part of the Company’s risk management program, it uses a variety of financial instruments, primarily heating oil, jet fuel, and Brent crude option and collar contracts, as cash flow hedges to mitigate commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes. As of September 30, 2012, the Company had fuel derivative contracts outstanding covering 16 million barrels of jet fuel that will be settled over the next 12 months. A deterioration of the Company’s liquidity position and its Chapter 11 filing may negatively affect the Company’s ability to hedge fuel in the future.
For the three and nine months ended September 30, 2012, the Company recognized an increase of approximately $9 million and a decrease of approximately $10 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. For the three and nine months ended September 30, 2011, the Company recognized a decrease of approximately $27 million and $238 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. The net fair value of the Company’s fuel hedging agreements at September 30, 2012 and December 31, 2011, representing the amount the Company would receive upon termination of the agreements (net of settled contract assets), totaled $97 million and $80 million, respectively. As of September 30, 2012, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive income into earnings approximately $47 million in net gains.
The impact of cash flow hedges on the Company’s consolidated financial statements is depicted below (in millions):
Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges)

Asset Derivatives as of				Liability Derivatives as of
September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Fuel derivative contracts	$98	Fuel derivative contracts	$97	Accrued liabilities	$—	Accrued liabilities	$2

Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges)

Amount of Gain (Loss) Recognized in OCI on Derivative [1] as of September 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income [1]	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1] for the nine months ended September 30,		Location of Gain (Loss) Recognized in Income on Derivative [2]	Amount of Gain (Loss) Recognized in Income on Derivative [2] for the nine months ended September 30,
2012	2011		2012	2011		2012	2011
$29	$152	Aircraft Fuel	$13	$255	Aircraft Fuel	$(3)	$(17)

Amount of Gain (Loss) Recognized in OCI on Derivative [1] for the quarter ended September 30		Location of Gain (Loss) Reclassified from Accumulated OCI into Income [1]	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1] for the quarter ended September 30,		Location of Gain (Loss) Recognized in Income on Derivative [2]	Amount of Gain (Loss) Recognized in Income on Derivative [2] for the quarter ended September 30,
2012	2011		2012	2011		2012	2011
$86	$(142)	Aircraft Fuel	$(12)	$51	Aircraft Fuel	$2	$(23)

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
As of September 30, 2012, the Company had posted cash collateral of $2 million (which is included in Other assets).

11. Subsequent Events

In connection with preparation of the condensed consolidated financial statements and in accordance U.S. GAAP, the Company evaluated subsequent events after the balance sheet date of September 30, 2012 and determined that no additional disclosure to that presented in this Form 10-Q was necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Information

Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company’s expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “estimates,” “plans,” “anticipates,” “indicates,” “believes,” “forecast,” “guidance,” “outlook,” “may,” “will,” “should,” “seeks,” “targets” and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company’s objectives, plans or goals, or actions the Company may take in the future, are forward-looking statements. Forward-looking statements include, without limitation, the Company’s expectations concerning the Chapter 11 Cases; the Company’s operations and financial conditions, including changes in capacity, revenues, and costs; the potential impact of labor unrest; future financing plans and needs; discussions regarding potential consolidation or other strategic alternatives; the amounts of its unencumbered assets and other sources of liquidity; fleet plans; overall economic and industry conditions; plans and objectives for future operations; regulatory approvals and actions; and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
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

Chapter 11 Proceedings
Overview
As previously discussed, on November 29, 2011, AMR, American, and certain of American and AMR's direct and indirect domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). The Chapter 11 Cases are being jointly administered under the caption “in re AMR Corporation, et al, Case No. 11-15463-SHL.”
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
While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. The Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization. The Debtors have the exclusive right to file a plan of reorganization through and including December 28, 2012, subject to the ability of third parties to file motions to terminate the Debtors' exclusivity period. If the Debtors file a plan of reorganization on or prior to such date, the Debtors will have an exclusive period to solicit and obtain acceptances for such plan through and including February 28, 2013. On October 16, 2012, the Debtors filed a joint motion with the Creditors' Committee seeking to further extend such exclusivity periods to January 28, 2013 and March 28, 2013, respectively.  There can be no assurance that the Bankruptcy Court will approve the Debtors' motion. The Debtors have the right to seek further extensions of such exclusivity periods, subject to a statutory limit of 18 months from the Petition Date in the case of filing a plan of reorganization, and 20 months from the Petition Date in the case of soliciting and obtaining acceptances. The ultimate plan of reorganization, which would be subject to acceptance by the requisite majorities of empowered creditors under the Bankruptcy Code and approval by the Bankruptcy Court, could materially change the amounts and classifications in the Condensed Consolidated Financial Statements.
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
Appointment of Creditors’ Committee. On December 5, 2011, the U.S. Trustee appointed the Creditors’ Committee for the Chapter 11 Cases.

Retiree Medical and Life Insurance Benefits.  On March 23, 2012, the Bankruptcy Court entered a Stipulation and Order providing for the appointment of a committee of retired independent and unionized AMR employees (the Retiree Committee), and on May 3, 2012 appointed five members to the Retiree Committee.  On August 15, 2012, the Company filed a proceeding in the Bankruptcy Court seeking a determination on the issue of vesting for former employees who retired and initiated retiree medical coverage before November 1, 2012.  On September 20, 2012, the Company opened negotiations with the Retiree Committee, seeking a consensual agreement to terminate subsidized retiree medical coverage and life insurance coverage for former employees who retired and initiated coverage before November 1, 2012.  Those negotiations are continuing.  On September 14, 2012, the Company notified active employees of its plans to modify its subsidized retiree medical coverage on November 1, 2012.
Rejection of Executory Contracts. Under Section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, agreements relating to aircraft and aircraft engines (collectively, Aircraft Property) and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. The Debtors’ rights to assume, assume and assign, or reject unexpired leases of non-residential real estate had been extended by order of the Bankruptcy Court through June 26, 2012.  On June 20, 2012, the Bankruptcy Court entered orders granting the Debtors' motions to assume 463 unexpired leases of non-residential real property.  On June 21, 2012 the Bankruptcy Court entered an order extending, by the Debtors' agreement with certain landlords, the date by which the Debtors must assume or reject an additional 88 unexpired leases of non-residential real property.  On July 19, 2012, the Bankruptcy Court entered orders granting the Debtors' motion to assume nine unexpired leases of non-residential real property.  On July 24, 2012 the Bankruptcy Court entered an order further extending, by the Debtors' agreement with certain landlords, the date by which the Debtors must assume or reject 19 unexpired leases of non-residential real property. On August 8, 2012, the Bankruptcy Court entered orders granting the Debtors' motion to assume one unexpired lease of non-residential real property and extending the date by which the Debtors must assume or reject 15 unexpired leases of non-residential real property. On August 22, 2012, the Bankruptcy Court entered orders granting the Debtors' motion to assume three unexpired leases of non-residential real property and extending the date by which the Debtors must assume or reject 12 unexpired leases of non-residential real property.
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
In accordance with the Bankruptcy Code, as of September 30, 2012, the Company had rejected ten real property leases and filed motions to reject facility agreements supporting special facility revenue bonds at Dallas/Fort Worth International Airport, Fort Worth Alliance Airport and Luis Muñoz Marín International Airport in San Juan, Puerto Rico.
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
The 60-day period under Section 1110 in the Chapter 11 Cases expired on January 27, 2012. In accordance with the Bankruptcy Court’s Order Authorizing the Debtors to (i) Enter into Agreements Under Section 1110(a) of the Bankruptcy Code, (ii) Enter into Stipulations to Extend the Time to Comply with Section 1110 of the Bankruptcy Code and (iii) File Redacted Section 1110(b) Stipulations, dated December 23, 2011, the Debtors have entered into agreements to extend the automatic stay or agreed to perform and cure defaults under financing agreements with respect to certain aircraft in their fleet and other Aircraft Property. With respect to certain Aircraft Property, the Debtors have reached agreements on, or agreements on key aspects of, renegotiated terms of the related financings, and the Debtors are continuing to negotiate terms with respect to certain of their other Aircraft Property financings. The ultimate outcome of these negotiations cannot be predicted with certainty. To the extent the Debtors are unable to reach definitive agreements with Aircraft Property financing parties, those parties may seek to repossess the subject Aircraft Property. The loss of a significant number of aircraft could result in a material adverse effect on the Debtors’ financial and operating performance.
In accordance with Section 1110 of the Bankruptcy Code, as of September 30, 2012, the Company had (i) rejected 40 leases relating to 21 MD-80 aircraft, four Fokker 100 aircraft, seven Boeing 757-200 aircraft and eight spare engines; (ii) relinquished one Airbus A300-600R aircraft that was subject to a mortgage; and (iii) made elections under Section 1110(a) of the Bankruptcy Code to retain 340 aircraft and 87 spare engines, including Boeing 737-800, Boeing 757-200, Boeing 767-300ER, Boeing 777-200ER, Bombardier CRJ-700, and McDonnell Douglas MD-80 aircraft, on the terms provided in the related financing documents. In addition, as of September 30, 2012, the Company had reached agreement on revised economic terms of the financings of 155 aircraft, comprising 83 MD-80 aircraft, nine Boeing 737-800 aircraft, 36 Boeing 757-200 aircraft, 11 Boeing 767-200ER aircraft, 13 Boeing 767-300ER aircraft and 3 Boeing 777-200 aircraft (which agreements are subject to reaching agreement on definitive documentation). Those 155 aircraft are substantially all of the mainline aircraft in the Company's fleet for which it expects to negotiate revised economic terms in the Chapter 11 Cases. In addition, the Company reached an agreement with the lessor to modify the leases of 39 Super ATR aircraft. As of September 30, 2012, 26 of the Super ATR aircraft had been returned to the lessor as allowed under the modified agreement. The remaining 13 Super ATR aircraft are expected to be returned to the lessor during the remainder of 2012 and 2013.
Lastly, the Company has entered into a series of agreements with the lender with respect to its 216 Embraer RJ aircraft and certain other interested parties pursuant to which the Company (i) surrendered 18 Embraer RJ 135 aircraft on June22, 2012, (ii) will transfer and lease back its remaining 21 Embraer RJ 135 aircraft on or before December 31, 2012 and (iii) will restructure the mortgage debt encumbering 59 Embraer 140 aircraft and 68 Embraer 145 aircraft in connection with its emergence from bankruptcy. The debt encumbering 50 Embraer 145 aircraft will not be reduced. These agreements remain subject to the approval of the Bankruptcy Court.
Magnitude of Potential Claims. On February 27, 2012, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.
As of October 8, 2012, approximately 13,259 claims totaling about $305.2 billion have been filed with the Bankruptcy Court against the Debtors, and we expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. Through the claims resolution process, we expect to identify substantial claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, are without merit, are overstated or for other reasons. As of the date of this filing, the Company has filed with the Bankruptcy Court objections to claims totaling $116.5 billion seeking orders to reduce claims by this amount, and the Company expects to continue this process.
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
Collective Bargaining Agreements. The Bankruptcy Code provides a process for the modification and/or rejection of collective bargaining agreements (CBAs). In particular, Section 1113(c) of the Bankruptcy Code permits a debtor to reject its CBAs if the debtor satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court's approval to reject the CBAs. The Section 1113(c) process requires that a debtor must make proposals to its unions to modify existing CBAs based on the most complete and reliable information available at the time the proposals are made. The proposed modifications must be necessary to permit the reorganization of the debtor and must assure that all the affected parties are treated fairly and equitably. The debtor must provide the unions with all information necessary to evaluate the proposals, and meet at reasonable times and confer in good faith with the unions in an effort to reach mutually agreeable modifications to the CBAs. American Airlines, Inc. (American) commenced the Section 1113(c) process with its unions (APA, APFA and TWU) on February 1, 2012, and has negotiated in good faith with the unions for consensual agreements that achieve the necessary level of labor cost savings. Because consensual agreements had not been reached, and given American's need to restructure its labor costs expeditiously, the Debtors filed a motion with the Bankruptcy Court on March 27, 2012 requesting approval to reject the CBAs. Rejection of the CBAs is appropriate if the Bankruptcy Court finds the Debtors' proposals are necessary for their reorganization, are fair and equitable, and that the unions refused to agree to the proposals without good cause.
The Court hearing on the Debtors' request to reject the CBAs began on April 23, 2012 with the presentation of the Debtors' case and concluded the week of May 21, 2012.   After the filing of its request to reject its CBAs, American and the unions continued to negotiate in good faith toward consensual agreements. Those negotiations resulted in ratified agreements with all seven TWU-represented groups (Fleet Service Clerks, Dispatchers, Ground School Instructors, Maintenance Control Technicians, Simulator Technicians, Mechanics and Related (M&R), and Stores), all of which have been approved by the Bankruptcy Court. On July 20, 2012, APFA sent American's proposed Last Best and Final Offer (LBFO) to its membership for a ratification vote, and on August 19, 2012 APFA announced the LBFO was ratified by the membership.  This new agreement was approved by the Bankruptcy

Court on September 12, 2012. Having secured Court approval of the APFA and all seven TWU agreements, American has begun implementing the terms of all of its new agreements.
On June 27, 2012, the APA Board of Directors voted in favor of sending a tentative agreement it reached with American to its membership for a ratification vote; however, APA announced on August 8, 2012 that its membership did not ratify that agreement.  Subsequently, on August 15, 2012, the Bankruptcy Court issued its decision on the Debtors' request to reject its pilot CBA.  The Bankruptcy Court denied the request, but found that all but two of the numerous 1113 term sheet proposals met all of the standards for contract rejection.  The Bankruptcy Court invited the Debtors to modify the two proposals and renew its motion.  A renewed 1113 motion was filed on August 17, 2012, and a hearing was held on September 4, 2012. The Bankruptcy Court granted the renewed motion and entered an order on September 5, 2012 authorizing American to reject the pilot CBA. In accordance with the Bankruptcy Court's ruling, American began implementing certain terms and conditions of employment for pilots that the Bankruptcy Court determined were fair and necessary for the Debtors' successful restructuring. American and APA are continuing to negotiate in good faith toward a new pilot agreement. The ultimate resolution of the Debtors' agreement with the APA cannot be determined at this time. APA is appealing the Bankruptcy Court's order authorizing American to reject the pilot CBA, and is also appealing a prior decision by the Court rejecting APA's claim that American cannot use the 1113 CBA rejection process to make changes to pilot working conditions because, according to APA, its CBA with American expired by its terms in May 2008.  Relatedly, APA filed a request with the Bankruptcy Court to stay its decision authorizing American to reject the CBA pending the outcome of its appeals, and American has objected to that request.
AMR Eagle commenced the Section 1113(c) process with its unions on March 21, 2012. On July 27, 2012, AMR Eagle reached a tentative agreement with the Association of Flight Attendants. That tentative agreement was ratified by the flight attendants on September 7, 2012.  On August 8, 2012, AMR Eagle reached an agreement-in-principle with the Air Line Pilots Association.  The ALPA Master Executive Council accepted the terms of the agreement-in-principle on September 12, 2012 and the tentative agreement was ratified by the pilot group on October 8, 2012.  On July 20, 2012, AMR Eagle and the TWU reached a tentative agreement with the Mechanics and Related and Fleet Service Clerks groups.  On August 24, 2012, the TWU announced that the Fleet Service Clerks group ratified its tentative agreement and that the Mechanics and Related group did not ratify its tentative agreement.  Because consensual agreements had not been reached with the TWU represented Mechanics, Ground School Instructors and Dispatchers, AMR Eagle filed a motion with the Bankruptcy Court on September 7, 2012 requesting approval to reject those CBAs. AMR Eagle continued to negotiate in good faith with the TWU with respect to each of those work groups. On October 3, 2012, AMR Eagle and the TWU reached tentative agreements with the Mechanics and Related and the Ground School Instructors groups.  On October 8, 2012, AMR Eagle reached a tentative agreement with the TWU represented Dispatch group.  The tentative agreements for Mechanics, Ground School Instructors and Dispatchers will be sent  to those work groups for a ratification vote.  AMR Eagle anticipates learning the vote results for all three work groups on or about October 26, 2012. Pending the results of those votes, the October 23, 2012 hearing previously scheduled for the Section 1113 motion has been adjourned to a date to be determined.
Plan of Reorganization. On July 19, 2012, the Bankruptcy Court entered an order pursuant to Section 1121(d) of the Bankruptcy Code extending the exclusivity periods during which only the Debtors have the right to file a plan of reorganization and solicit and obtain acceptances of such plan. The date until which the Debtors have to file a plan of reorganization has been extended through and including December 28, 2012. If the Debtors file a plan of reorganization on or prior to such date, the Debtors have an exclusive period to solicit and obtain acceptances for such plan through and including February 28, 2013. On October 16, 2012, the Debtors filed a joint motion with the Creditors' Committee seeking to further extend such exclusivity periods to January 28, 2013 and March 28, 2013, respectively.  There can be no assurance that the Bankruptcy Court will approve the Debtors' motion. The Debtors have the right to seek further extensions of such exclusivity periods, subject to a statutory limit of 18 months from the Petition Date in the case of filing a plan of reorganization, and 20 months from the Petition Date in the case of soliciting and obtaining acceptances. If the Debtors’ exclusivity period lapses, any party in interest may file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of the Bankruptcy Code and must be approved, or confirmed, by the Bankruptcy Court in order to become effective. A plan of reorganization has been accepted by holders of claims against and equity interests in the Debtors if (1) at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class of claims have voted to accept the plan and (2) at least two-thirds in amount of equity interests actually voting in each impaired class of equity interests has voted to accept the plan.
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
Liabilities Subject to Compromise. The Debtors have incurred and will continue to incur significant costs associated with their reorganization. The amount of these costs, which are being expensed as incurred, are expected to significantly affect the Debtors’ results of operations. Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of September 30, 2012. For additional information, see Note 1 to the Condensed Consolidated Financial Statements.
Further Information. For further information regarding the Chapter 11 Cases, see Note 1 to the Condensed Consolidated Financial Statements. Additional information about the Company’s Chapter 11 filing is also available on the Internet at aa.com/restructuring. Court filings and claims information are available at amrcaseinfo.com. Information on these websites is not incorporated by reference or deemed included in this report or in any of the Company's Securities and Exchange Act filings.

Business Plan
On February 1, 2012, we announced the principal terms of a new business plan that is designed to transform the Company and restore it to industry leadership, profitability and growth. The chief components of this business plan include targets of approximately $2 billion in annual cost savings and $1 billion in revenue enhancement by 2017. Management expects that the additional cash flow generated from these improvements will enable us to renew American’s fleet and to invest several hundred million dollars per year in ongoing improvements in products and services to deliver a world-class travel experience for our customers. The improved cash flow is also expected to enable us to become financially stronger in the years after we emerge from the restructuring process.
We expect that implementing the business plan will require collaboration with the Creditors’ Committee, various economic stakeholders and union representatives, and in some instances, approval of the Bankruptcy Court. As noted above under “Chapter 11 Proceedings—Overview”, we will be required to seek Bankruptcy Court approval in order to implement any action that we take in connection with the business plan that is out of the ordinary course of business. We intend to utilize the Chapter 11 restructuring process to realize savings over the next six years by restructuring debt, leases and certain other agreements, grounding older planes, improving supplier contract terms and undertaking other initiatives.
The business plan has been designed to build on initiatives already in place that reduced costs over the past several years, including major changes in American’s route structure, network, capacity and fleet. The business plan contemplates significant reductions in both non-labor and labor costs, including reducing positions by approximately 10,000 based on ratified and tentative agreements reached with the various workgroups, outsourcing a portion of American’s aircraft maintenance work (including seeking the closure of our Fort Worth Alliance Airport maintenance base) and certain airport fleet service clerk work.
The business plan as formulated in February 2012 contemplated the termination of American's defined benefit pension plans. On March 7, 2012, the Company announced that, in working with Creditors' Committee and the PBGC, it developed a solution that would allow the Company to pursue a freeze of its defined benefit pension plans for non-pilot employees instead of seeking termination. On September 14, 2012, the Company sent formal legal notice to all defined benefit plan participants and beneficiaries announcing that it was in fact freezing each of the defined benefit pension plans effective November 1, 2012. For eligible non-pilot employees, a replacement benefit will begin under the $uper $aver 401(k) Plan starting November 1, 2012, with the Company matching employee contributions up to 5.5 percent of eligible earnings.
The Company also announced its plans to terminate the Pilot B Plan, a defined contribution plan, on November 30, 2012. The Company continues to work with the APA, PBGC, and U. S. Treasury Department to develop a solution to certain structural aspects of the Pilot A Plan, a defined benefit plan, that would preclude the need to seek a termination of that Plan. As the Company does not yet have a consensual agreement with the APA, details concerning a replacement retirement benefit for pilots are not known at this time.

The business plan as formulated in February 2012 contemplated discontinuing subsidized retiree medical coverage for current employees. The Company announced its plans to modify its subsidized retiree medical coverage effective November 1, 2012. Those who initiate retiree medical coverage on or after November 1, 2012 will go into a new retiree medical program. For those who retire under age 65, two medical options will be available, but the Company will not be subsidizing them. Those who retire at age 65 and over may purchase a guaranteed-issue Medicare supplement plan. Flight attendants and TWU-represented employees will receive a refund of their prefunding contributions within 120 days of November 1, 2012.

On August 15, 2012, the Company filed a proceeding in the Bankruptcy Court seeking a determination on the issue of vesting for former employees who retired and initiated retiree medical coverage before November 1, 2012.  On September 20, 2012, the Company opened negotiations with the Retiree Committee, seeking a consensual agreement to terminate subsidized retiree medical coverage and life insurance coverage for former employees who retired and initiated coverage before November 1, 2012.  Those negotiations are continuing.

As our restructuring efforts move forward, we will continue to realize increasingly greater cost savings in the coming quarters, and we are on track to achieve our targeted savings.
Many of our competitors took similar actions when they went through the bankruptcy process. We hope to implement any as yet unresolved cost reductions and other changes consensually; however, there can be no assurance that we will be able to do so. In certain circumstances described under “Chapter 11 Proceedings – General Information” above, we may be able, by complying with various provisions of the Bankruptcy Code and with Bankruptcy Court approval, to reject executory contracts and unexpired leases, collective bargaining agreements and financing agreements with respect to American’s Aircraft Property.
Our business plan also targets approximately $1 billion in annual revenue enhancements by 2017 by renewing and optimizing American’s fleet, building network scale and alliances, and modernizing American’s brand, products and services. With the aircraft commitments discussed in Note 3 to the Condensed Consolidated Financial Statements, we anticipate that American’s mainline jet fleet will be the youngest in North America by 2017. We expect that this new fleet will permit more profitable flying due to markedly improved fuel and maintenance costs and enhanced versatility to better match aircraft size to the markets American serves. We intend to build network scale and alliances by increasing departures across American’s five key markets – Dallas/Fort Worth, Chicago, Miami, Los Angeles and New York – by approximately 20% over the next five years and by increasing international flying. Finally, we plan to invest several hundred million dollars annually to enhance the customer experience and attract high-value customers.
Additionally, to ensure that employee performance is rewarded and aligned with successful operations after we emerge from the Chapter 11 process, the Company expects that most employees will participate in a profit sharing plan which, beginning with the first dollar of pre-tax income, would pay awards totaling 5% of all pre-tax income.
The implementation of our business plan, as noted above, will require collaboration with the Creditors’ Committee, various economic stakeholders and union representatives, and in some instances, approval of the Bankruptcy Court. We cannot at this point predict whether discussions with these groups will be successful or whether the Creditors’ Committee or others will support our positions regarding the elements of the business plan. Further, there can be no assurance that we will be able to implement the business plan successfully and return the Company to profitability.

GDS Discussion
Over the past several years, American has been developing a direct connection technology, designed to distribute its fare content and bookings capability directly to travel agents in order to achieve greater efficiencies, cost savings, and technological advances in the distribution of our services. Historically, approximately 60% of American’s bookings are booked through travel agencies, which typically use one or more global distribution systems, or “GDSs”, to view fare content from American and other industry participants. American is currently in litigation with two of the GDSs, Sabre and Travelport, and with Orbitz, a large online travel agency that is affiliated with Travelport. In that litigation, American alleges, among other things, that the one or more of the defendants (1) engaged in anticompetitive business practices to preserve GDS monopoly power in the distribution of airlines services through travel agencies; (2) conspired with each other to preserve the existing GDS business model; (3) engaged in numerous actions intended to punish American for supporting a competitive alternative to the GDSs, including biasing displays against American’s services and imposed large price increases; (4) organized, supported, and monitored a boycott of American services among travel agencies; and (5) interfered with American’s contractual relationships, including an obligation owed by Orbitz to cooperatively work with American to receive American’s content through a direct connect.
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
In late 2010, and in direct response to the perceived threat of American’s direct connect, Sabre began biasing its display against American. On January 5, 2011, Sabre instituted pervasive and massive bias against American throughout its system, making it substantially more difficult for travel agents to find American’s fares on the Sabre system display. Sabre also doubled the fees it charges American for bookings through its GDS, and purported to terminate its agreement with American, effective July 2011. Sabre alleges that our contract allowed it to take these actions in response to statements that American made in the press concerning our direct connection technology. Sabre is the largest non-direct source of American’s bookings. In 2010, over $7 billion of American’s passenger revenues were generated from bookings made through the Sabre GDS. In response to Sabre’s actions, on January 10, 2011, American filed a lawsuit against Sabre in Texas state court on several grounds. The court temporarily enjoined Sabre from “biasing” or making it more difficult to find American’s fares on the Sabre GDS, and set a preliminary injunction hearing for February 14, 2011. On January 23, 2011, American and Sabre entered into a Stand Down Agreement that suspended the litigation until June 1, 2011 and vacated the February 14 hearing date. During this period, Sabre agreed (1) not to take any actions to bias the display of American’s services; (2) to return to the pricing in effect on January 4, 2011; and (3) withdraw its notice of termination of certain parts of the agreement. Following the expiration of this Stand Down agreement, American filed new antitrust claims in both federal and Texas state courts, and Sabre has filed breach of contract and antitrust claims against American. Travelport has also filed antitrust claims against American. On August 29, 2011, Sabre and American entered into an agreement that extended their agreement, subject to certain pricing and other adjustments, during the period in which American’s Texas state court claims are pending. The state court trial against Sabre began on October 9, 2012. There can be no assurance that we will ultimately prevail in the lawsuits against Sabre or that we will enter into acceptable long term agreements.
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
As a result of the Chapter 11 Cases, virtually all material prepetition pending litigation against the Company is stayed. However, the Company has entered into a stipulation with Sabre to permit the Sabre related litigation to proceed.
Other Events
On December 7, 2011, the Communications Workers of America (CWA) filed an application with the National Mediation Board (NMB) requesting an election to be represented by the CWA among American's passenger service employee group.  On February 14, 2012, before the NMB completed its analysis of whether the CWA had submitted a sufficient showing of interest to permit an NMB-authorized election, a new law was enacted that increased the minimum required showing of interest from 35 percent to 50 percent.  On April 19, 2012, the NMB issued its final determination on the list of eligible voters in the group, and authorized an election based on the 35 percent showing of interest.  On April 23, 2012, American filed a request with the NMB asking it to reconsider its decision to order an election in light of the new law.  On May 2, 2012, American filed a lawsuit in a Fort Worth federal district court, asking the court to declare that the new law prohibits the NMB from ordering an election unless the union has submitted a showing of interest of at least 50 percent.  On May 3, 2012, the NMB, by a vote of 2-1, rejected American's April 23 reconsideration request.
On June 6, 2012, while the court litigation was pending, the NMB issued a determination that it would proceed with the election, and that the election process would commence on June 14, 2012, with the mailing of election notices.  American filed a request for and was granted a temporary restraining order, prohibiting the NMB from proceeding with the election.  On June 21, 2012, a hearing was held on the merits of American's legal claim and the Company's request for permanent injunctive relief.   On June 22, 2012, the court issued a decision in American's favor on the merits of its claim, declaring that the new 50 percent standard governs the NMB's conduct with respect to the CWA's election application.  The court also permanently enjoined the NMB from proceeding with any of its pre-election processes unless it determines the CWA's application is supported by a showing of interest of at least fifty percent.  On June 25, 2012, the NMB filed a notice of appeal indicating its intent to appeal this decision to the Fifth Circuit U.S. Court of Appeals, and on October 3, 2012, a panel of the court issued a decision to vacate the district court's June 22, 2012 decision and remand the matter to that court with instructions to dismiss the Company's complaint.  The panel's ruling will become effective with its issuance of a mandate.  On October 9, 2012, American asked the full Fifth Circuit Court of Appeals to reconsider the panel's ruling.   If the panel's ruling is not overturned and the Company's complaint is dismissed, the NMB may proceed with the election to determine if CWA will represent American's passenger service employee group.
On August 31, 2012, AMR and US Airways Group, Inc. announced the two parties signed agreements to exchange confidential information. Other parties have also signed confidentiality agreements with AMR, which permit for the confidential exchange of information and discussion between AMR and those parties. The Company is in close collaboration with the Creditors' Committee to work in good faith to evaluate a potential combination. There can be no assurance that any transaction will take place.
American has experienced some labor related operational disruption resulting in the cancellation or delay of a substantial number of flights. In an effort to reduce the impacts of the disruption, in mid-September 2012, American reduced its capacity by approximately one percent, and such capacity reduction is scheduled to extend through mid-November 2012.  This situation may continue to have an adverse impact on the Company, and it is too early to estimate the impact.
Financial Highlights
The Company recorded a consolidated net loss of $257 million in the third quarter of 2012 compared to a net loss of $153 million in the same period last year. The Company’s consolidated net loss reflects $128 million of charges to reorganization items and $211 million of severance related costs, offset by higher operating revenues. Consolidated passenger revenue increased by $93 million to $4.9 billion for the third quarter of 2012 compared to the same period last year driven by a strong yield environment and increased international load factors. Cargo and other revenues decreased by $55 million to $765 million for the third quarter of 2012 compared to the same period last year. Mainline passenger unit revenues increased 4.5 percent in the third quarter of 2012 due to a 3.7 percent increase in passenger yield year-over-year. This also reflects an increase in load factor of approximately 0.6 points compared to the third quarter of 2011.
Operating expenses increased $34 million during the third quarter primarily due to charges of $211 million for severance related cost associated with the planned reduction of employees in certain work groups, offset by decreased aircraft and facility rent as leases are modified during the Chapter 11 restructuring process. Charges to reorganization items, net, of $128 million for the third quarter of 2012 are primarily from estimated claims associated with restructuring the financing arrangements for certain aircraft.

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
Cash, Short-Term Investments and Restricted Assets
At September 30, 2012, the Company had $4.2 billion in unrestricted cash and short-term investments and $847 million in restricted cash and short-term investments, both at fair value, versus $4.0 billion in unrestricted cash and short-term investments and $738 million in restricted cash and short-term investments at December 31, 2011.
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
Significant Indebtedness and Future Financing
Indebtedness and obtaining sufficient financing are significant risks to the Company as discussed more fully in the Risk Factors included under Item 1A of the 2011 Form 10-K.
The Chapter 11 petitions triggered defaults on substantially all debt obligations of the Debtors. However, under Section 362 of the Bankruptcy Code, the commencement of a Chapter 11 case automatically stays most creditor actions against the Debtors’ estates.
The Company has financing commitments that, subject to certain conditions, cover all of the aircraft scheduled to be delivered to it through 2016, except four Boeing 737 aircraft for which it is currently seeking to arrange financing, and 16 widebody aircraft that it expects to finance at a later date. These financing commitments are subject to various terms and conditions. In addition, in some instances, they are also subject to collaboration with the Creditors' Committee and other key stakeholders and to the approval of the Bankruptcy Court. The Company cannot predict what the outcome of these discussions and the Bankruptcy Court process will be.
In the remainder of 2012, including liabilities subject to compromise, the Company will be contractually required to make approximately $835 million of principal payments on long-term debt and approximately $11 million in principal payments on capital leases, and the Company expects to spend approximately $690 million on capital expenditures, including aircraft commitments.

The Company filed a motion with the Bankruptcy Court on October 9, 2012, requesting entry of an order authorizing American to, among other things: (i) obtain postpetition financing in an amount of up to $1.5 billion secured on a first priority basis by, among other things, up to 41 Boeing 737-823 aircraft, 14 Boeing 757-223 aircraft, one Boeing 767-323ER aircraft and 19 Boeing 777-223ER aircraft (each, an Aircraft and, collectively, the Aircraft) as part of a new enhanced equipment trust certificate (EETC) financing (the New EETC) to be offered pursuant to Rule 144A under the Securities Act of 1933 as amended, and (ii) use cash on hand (including proceeds of the New EETC) to indefeasibly repay the existing prepetition obligations secured by the Aircraft, as applicable, which are currently financed through, as the case may be, an EETC financing entered into by American in July 2009 (the “Series 2009-1 Pass Through Certificates”), a secured notes financing entered into by American in July 2009 (the “13.0% 2009-2 Senior Secured Notes”) and an EETC financing entered into by American in October 2011 (the “Series 2011-2 Pass Through Certificates”), in each case without the payment of any make-whole amount or other premium or prepayment penalty.

Subject to, among other things, the entry of such an order by the Bankruptcy Court, American expects the New EETC structure to be substantially similar to the structure of the Series 2011-2 Pass Through Certificates, other than the economic terms (such as the interest rate) and certain terms and conditions to be in effect during its current Chapter 11 bankruptcy case.

As discussed above under “Chapter 11 Reorganization”, we intend to use the benefits afforded by the Bankruptcy Code to restructure the terms of much of our indebtedness. It is still early in our Chapter 11 Cases, and we cannot predict at this time the outcome of our efforts to restructure our indebtedness. It is possible that holders of our unsecured indebtedness may lose all or a substantial portion of their investment in our unsecured indebtedness upon the implementation of any plan of reorganization that is ultimately accepted by the requisite number of creditors and approved by the Bankruptcy Court.
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
Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of American’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of September 30, 2012, the Company was not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.
Pension Funding Obligation
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010.
As a result of the Chapter 11 Cases, AMR contributed $6.5 million to its defined benefit pension plans on January 13, 2012 to cover the post-petition period of November 29, 2011 to December 31, 2011. As a result of only contributing the post-petition portion of the required contribution, the PBGC filed a lien against certain assets of the Company’s non-debtor subsidiaries. On April 13, 2012, the Company contributed $86 million to its defined benefit pension plans to cover the post-petition period of January 1, 2012 to March 31, 2012. Additionally, the Company contributed $86 million on July 13, 2012 to its defined benefit pension plans to cover the post-petition period of April 1, 2012 to June 30, 2012. On September 13, 2012, the Company contributed $6.9 million to its defined benefit pension plans, and on October 15, 2012, the Company contributed $86 million to its defined benefit pension plans to cover the post-petition period of July 1, 2012 to September 30, 2012. The Company's 2012 contributions to its defined benefit pension plans are subject to the Chapter 11 Cases, as discussed above.

Cash Flow Activity
At September 30, 2012, the Company had $4.2 billion in unrestricted cash and short-term investments, which is an increase of $224 million from the balance as of December 31, 2011. Net cash provided by operating activities in the nine month period ended September 30, 2012 was $1.5 billion, as compared to $235 million over the same period in 2011. The increase is primarily the result of a stronger year over year revenue environment and the Company’s Chapter 11 Cases as described in Note 1 to the Condensed Consolidated Financial Statements.
The Company made debt and capital lease payments of $990 million and invested $1,145 million in capital expenditures in the first nine months of 2012. Capital expenditures primarily consisted of new aircraft and certain aircraft modifications.

The Company has restricted cash and short-term investments related primarily to collateral held to support projected workers' compensation obligations and funds held for certain tax obligations.
Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited by the counterparty or the Company. As of September 30, 2012, the cash collateral from AMR held by counterparties was $2 million as compared to cash collateral held by AMR from counterparties of $0.5 million at December 31, 2011. Cash held by counterparties at September 30, 2012 is included in Other assets. Cash held at December 31, 2011 from counterparties is included in short-term investments. As a result of movements in fuel prices, the cash collateral amounts held by the Company or the counterparties to such contracts, as the case may be, can vary significantly.
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
War-Risk Insurance
The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines through September 30, 2013, covering losses to employees, passengers, third parties and aircraft. If the U.S. government were to cease providing such insurance in whole or in part, it is likely that the Company could obtain comparable coverage in the commercial market, but the Company would incur substantially higher premiums and more restrictive terms. There can be no assurance that comparable war-risk coverage will be available in the commercial market. If the Company is unable to obtain adequate war-risk coverage at commercially reasonable rates, the Company would be adversely affected.

RESULTS OF OPERATIONS
For the Three Months Ended September 30, 2012 and 2011
REVENUES
The Company’s revenues increased approximately $51 million, or 0.8 percent, to $6.4 billion in the third quarter of 2012 from the same period last year driven by a strong yield environment and increased international load factors. American’s passenger revenues increased by 1.9 percent, or $93 million, on 2.5 percent lower capacity of 39.0 billion available seat miles (ASM). American’s passenger load factor increased 0.6 points while passenger yield increased by 3.7 percent to 14.7 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 4.5 percent to 12.6 cents. American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Following is additional information regarding American’s domestic and international RASM and capacity:

	Three Months Ended September 30, 2012
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	12.20	3.8%	22.7	(3.3)%
International	13.16	5.3	16.3	(1.3)
DOT Latin America	14.68	4.0	7.4	1.8
DOT Atlantic	12.01	2.9	6.5	(3.1)
DOT Pacific	11.55	15.9	2.3	(5.7)
The Company’s Regional Affiliates include two wholly owned subsidiaries of AMR, American Eagle Airlines, Inc. and Executive Airlines, Inc., and an independent carrier with which American has a capacity purchase agreement, Chautauqua Airlines, Inc.

(Chautauqua).
Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $13 million, or 1.8 percent, to $748 million as a result of higher yield and increased traffic. Regional Affiliates’ traffic increased 0.6 percent to 2.6 billion revenue passenger miles (RPMs), on a capacity decrease of 0.8 percent to 3.5 billion ASMs, resulting in a 1.1 point increase in passenger load factor to 76.4 percent.
Cargo revenues decreased 11.2 percent, or $20 million, to $156 million primarily as a result of decreased freight and mail yields.
Other revenues decreased 5.4 percent, or $35 million, to $609 million due to fewer third party ground handling contracts and lower ancillary fees.
OPERATING EXPENSES
The Company’s total operating expenses increased 0.5 percent, or $34 million, to $6.4 billion in the third quarter of 2012 compared to the same period in 2011. American’s mainline operating expenses per ASM increased 3.8 percent to 14.5 cents. The increase in operating expense was largely due to charges of approximately $211 million for severance related cost associated with the planned reduction of employees in certain work groups. Other increases in operating expenses were largely offset by decreased aircraft and facility rent as leases are modified during the Chapter 11 restructuring process.

(in millions) Operating Expenses	Three Months Ended September 30, 2012	Change from 2011	Percentage Change
Aircraft fuel	$2,180	$180	9.0%	(a)
Wages, salaries and benefits	1,620	11	0.7
Regional payments to AMR Eagle	288	(376)	(56.6)	(b)
Other rentals and landing fees	324	(3)	(1.0)
Maintenance, materials and repairs	283	12	4.4
Depreciation and amortization	252	20	8.4
Commissions, booking fees and credit card expense	277	(7)	(2.7)
Aircraft rentals	137	(30)	(18.0)	(c)
Food service	139	2	1.4
Special charges	211	211	—	(d)
Other operating expenses	684	14	2.1
Total operating expenses	$6,395	$34	0.5%

(a)	Aircraft fuel expense increased primarily due to certain regional airline fuel expense under new capacity purchase agreements.

(b)	Regional payments to AMR Eagle expense decreased primarily due to new capacity purchase agreements under which the Company absorbs certain operating expenses of the regional airline.

(c)	Aircraft rental expense decreased primarily as a result of the Company’s Chapter 11 Cases as described in Note 1 to the Condensed Consolidated Financial Statements.

(d)	Special charges consist of $211 million of severance related charges .
OTHER INCOME (EXPENSE)
Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous—net.
An increase in returns on short-term investment balances caused an increase in interest incomes of $0.5 million, or 8.4 percent, to $7 million for the third quarter 2012 compared to the same period last year. Interest expense decreased $10.0 million, or 6.1 percent, to $161 million primarily as a result of the Company’s Chapter 11 Cases as described in Note 1 to the Condensed Consolidated Financial Statements.
REORGANIZATION ITEMS, NET
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the three months ended September 30, 2012:

(in millions)
Pension and postretirement benefits	$(66)
Aircraft financing renegotiations and rejections (1)	133
Treatment of facility bond related obligations(2)	—
Professional fees	51
Other	10
Total reorganization items, net	$128

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to the rejection or modification of financings related to aircraft. The Debtors record an estimated claim associated with the rejection or modification of a financing when the motion is filed with the Bankruptcy Court to reject or modify such financing and the Debtors believe that it is probable the motion will be approved by all parties, and there is sufficient information to estimate the claim. See above, “Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment,” for further information.

(2)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to entry of orders treating as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors record an estimated claim associated with the treatment of claims with respect to facility agreements when the applicable motion is filed with the Bankruptcy Court and the Debtors believe that it is probable that the motion will be approved, and there is sufficient information to estimate the claim. See above, “Rejection of Executory Contracts,” for further information.

Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of September 30, 2012.
INCOME TAX
The Company did not record a net tax provision (benefit) associated with its net loss for the three months ended September 30, 2012 or September 30, 2011 due to the Company providing a valuation allowance, as discussed in Note 5 to the Condensed Consolidated Financial Statements.

OPERATING STATISTICS
The following table provides statistical information for American and Regional Affiliates for the three months ended September 30, 2012 and 2011.

	Three Months Ended September 30,
	2012	2011
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	33,302	33,898
Available seat miles (millions)	38,955	39,936
Cargo ton miles (millions)	425	444
Passenger load factor	85.5%	84.9%
Passenger revenue yield per passenger mile (cents)	14.74	14.21
Passenger revenue per available seat mile (cents)	12.60	12.06
Cargo revenue yield per ton mile (cents)	36.71	39.54
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	14.45	13.93
Fuel consumption (gallons, in millions)	618	635
Fuel price per gallon (dollars)	3.11	3.15
Operating aircraft at period-end	603	616
Regional Affiliates
Revenue passenger miles (millions)	2,649	2,634
Available seat miles (millions)	3,468	3,497
Passenger load factor	76.4%	75.3%
(*)Excludes $764 million and $800 million of expense incurred related to Regional Affiliates in 2012 and 2011, respectively.
Operating aircraft at September 30, 2012, included:

American Airlines Aircraft		AMR Eagle Aircraft
Boeing 737-800	186	Bombardier CRJ-700	47
Boeing 757-200	106	Embraer RJ-135	21
Boeing 767-200 Extended Range	15	Embraer RJ-140	59
Boeing 767-300 Extended Range	58	Embraer RJ-145	118
Boeing 777-200 Extended Range	47	Super ATR	13
McDonnell Douglas MD-80	191	Total	258
Total	603
The average aircraft age for American’s and AMR Eagle’s aircraft is 14.9 years and 10.1 years, respectively.
Almost all of the Company’s owned aircraft are encumbered by liens granted in connection with financing transactions entered into by the Company.
Of the operating aircraft listed above, four Boeing 757-200 aircraft, one McDonnell Douglas MD-80 aircraft, and one Boeing 767-200 Extended Range aircraft were in temporary storage as of September 30, 2012.
Owned and leased aircraft not operated by the Company at September 30, 2012, included:

American Airlines Aircraft		AMR Eagle Aircraft
Boeing 737-800	1	Saab 340B	41
Boeing 757-200	5	Total	41
McDonnell Douglas MD-80	44
Total	50
All operating aircraft, including those operated by AMR Eagle, are owned or leased by American as of September 30, 2012.

REGIONAL AFFILIATES
The following table summarizes the combined capacity purchase activity for the American Connection carriers and AMR Eagle for the three months ended September 30, 2012 and 2011. (in millions):

	Three Months Ended September 30,
	2012	2011
Revenues:
Regional Affiliates	$748	$735
Other	42	43
	$790	$778
Expenses:
Regional payments	$322	$685
Other incurred expenses	442	115
	$764	$800
In addition, passengers connecting to American’s flights from American Connection and AMR Eagle flights generated passenger revenues for American flights of $500 million and $496 million in the three months ended September 30, 2012 and 2011, respectively, which are included in Revenues – Passenger in the consolidated statements of operations.

For the Nine Months Ended September 30, 2012 and 2011
REVENUES
The Company’s revenues increased approximately $893 million, or 5.0 percent, to $18.9 billion in the first nine months of 2012 from the same period last year driven by a strong yield environment and increased load factors. American’s passenger revenues increased by 5.9 percent, or $795 million, on capacity reduction of 1.6 percent to 115.2 billion available seat miles (ASM). American’s passenger load factor increased 1.3 points while passenger yield increased by 5.9 percent to 14.9 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 7.6 percent to 12.4 cents. American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Following is additional information regarding American’s domestic and international RASM and capacity:

	Nine Months Ended September 30, 2012
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	12.30	7.3%	67.9	(2.2)%
International	12.59	8.0	47.3	(0.6)
DOT Latin America	14.10	7.2	23.2	2.8
DOT Atlantic	11.36	6.5	17.2	(5.8)
DOT Pacific	10.58	13.3	6.9	2.0
The Company’s Regional Affiliates include two wholly owned subsidiaries of AMR, American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, AMR Eagle), and an independent carrier with which American has a capacity purchase agreement, Chautauqua Airlines, Inc. (Chautauqua).
Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $185 million, or 9.1 percent, to $2.2 billion as a result of higher yield and increased traffic. Regional Affiliates’ traffic increased 4.8 percent to 7.7 billion revenue passenger miles (RPMs), on a capacity increase of 1.8 percent to 10.2 billion ASMs, resulting in a 2.1 point increase in passenger load factor to 75.2 percent.
Cargo revenues decreased 6.2 percent, or $33 million, primarily as a result of decreased freight and mail yields.
Other revenues decreased 2.8 percent, or $54 million, to $1.9 billion primarily as a result of insurance proceeds related to casualty events in the first quarter of 2011 and fewer third party ground handling contracts.

OPERATING EXPENSES
The Company’s total operating expenses increased 2.6 percent, or $473 million, to $18.9 billion in the first nine months of 2012 compared to the same period in 2011. The Company’s operating expenses per ASM increased 4.9 percent to 14.4 cents. The increase in operating expense was largely due to a year-over-year increase in fuel prices from $3.01 per gallon in the first nine months of 2011 to $3.19 per gallon in the first nine months of 2012, including the impact of fuel hedging. Fuel expense was the Company’s largest single expense category in the first nine months of 2012 and the price increase resulted in $335 million in incremental year-over-year fuel expense in the first nine months of 2012 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed, inclusive of the impact of fuel hedging). Further increases in fuel prices and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations. The Company also incurred charges of $304 million for severance related costs associated with planned reductions in certain work groups. Other increases in operating expenses were largely offset by decreased aircraft and facility rent as leases are modified during the Chapter 11 restructuring process.

(in millions) Operating Expenses	Nine Months Ended September 30, 2012	Change from 2011	Percentage Change
Aircraft fuel	$6,554	$966	17.3%	(a)
Wages, salaries and benefits	4,854	90	1.9
Regional payments to AMR Eagle	861	(1,070)	(55.4)	(b)
Other rentals and landing fees	976	8	0.8
Maintenance, materials and repairs	853	72	9.3	(c)
Commissions, booking fees and credit card expense	806	(3)	(0.4)
Depreciation and amortization	765	76	11.0	(d)
Aircraft rentals	410	(82)	(16.6)	(e)
Food service	393	3	0.8
Special charges	328	328	—	(f)
Other operating expenses	2,053	85	4.3
Total operating expenses	$18,853	$473	2.6%

(a)	Aircraft fuel expense increased primarily due to certain regional airline fuel expense under new capacity purchase agreements and an increase in the Company's price per gallon of fuel.

(b)	Regional payments to AMR Eagle expense decreased primarily due to new capacity purchase agreements under which the Company absorbs certain operating expenses of the regional airline.

(c)	Maintenance, materials and repairs increased primarily due to timing of materials and repairs expenses.

(d)	Depreciation and amortization increased due to the transfer of aircraft from AMR Eagle to American during 2011.

(e)	Aircraft rental expense decreased primarily as a result of the Company’s Chapter 11 proceedings as described in Note 1 to the Condensed Consolidated Financial Statements.

(f)	Special charges consist of $328 million of primarily severance related charges and write off of lease hold improvements at airport facilities that were rejected during the Chapter 11 process.
OTHER INCOME (EXPENSE)
Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous—net.
A decrease in short-term investment balances caused a decrease in interest income of $0.3 million, or 1.7 percent, to $19 million for the first nine months of 2012 compared to the same period last year. Interest expense remained at approximately $503 million.
REORGANIZATION ITEMS, NET
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the nine months ended September 30, 2012:

(in millions)
Pension and postretirement benefits	$(66)
Aircraft financing renegotiations and rejections (1)	1,249
Treatment of facility bond related obligations (2)	399
Professional fees	168
Other	10
Total reorganization items, net	$1,760

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to the rejection or modification of financings related to aircraft. The Debtors record an estimated claim associated with the rejection or modification of a financing when the motion is filed with the Bankruptcy Court to reject or modify such financing and the Debtors believe that it is probable the motion will be approved by all parties, and there is sufficient information to estimate the claim. See above, “Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment,” for further information.

(2)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to entry of orders treating as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors record an estimated claim associated with the treatment of claims with respect to facility agreements when the applicable motion is filed with the Bankruptcy Court and the Debtors believe that it is probable that the motion will be approved, and there is sufficient information to estimate the claim. See above, “Rejection of Executory Contracts,” for further information.

Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of September 30, 2012.
INCOME TAX
The Company did not record a net tax provision (benefit) associated with its net loss for the nine months ended September 30, 2012 or September 30, 2011 due to the Company providing a valuation allowance, as discussed in Note 5 to the Condensed Consolidated Financial Statements.

OPERATING STATISTICS
The following table provides statistical information for American and Regional Affiliates for the nine months ended September 30, 2012 and 2011.

	Nine Months Ended September 30,
	2012	2011
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	95,849	95,851
Available seat miles (millions)	115,162	117,013
Cargo ton miles (millions)	1,325	1,342
Passenger load factor	83.2%	81.9%
Passenger revenue yield per passenger mile (cents)	14.92	14.09
Passenger revenue per available seat mile (cents)	12.42	11.54
Cargo revenue yield per ton mile (cents)	37.63	39.62
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	14.41	13.73
Fuel consumption (gallons, in millions)	1,815	1,858
Fuel price per gallon (dollars)	3.19	3.01
Regional Affiliates
Revenue passenger miles (millions)	7,703	7,354
Available seat miles (millions)	10,248	10,064
Passenger load factor	75.2%	73.1%
(*)Excludes $2.3 billion and $2.3 billion of expense incurred related to Regional Affiliates in 2012 and 2011, respectively.

REGIONAL AFFILIATES
The following table summarizes the combined capacity purchase activity for the American Connection carriers and AMR Eagle for the nine months ended September 30, 2012 and 2011. (in millions):

	Nine Months Ended September 30,
	2012	2011
Revenues:
Regional Affiliates	$2,208	$2,023
Other	128	125
	$2,336	$2,148
Expenses:
Regional payments	$953	$1,987
Other incurred expenses	1,309	327
	$2,262	$2,314
In addition, passengers connecting to American’s flights from American Connection and AMR Eagle flights generated passenger revenues for American flights of $1.4 billion and $1.4 billion in the first nine months of 2012 and 2011, respectively, which are included in Revenues – Passenger in the consolidated statements of operations.
Critical Accounting Policies and Estimates
The preparation of the Company’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following critical accounting policies and estimates used by management in the preparation of the Company’s financial statements: long-lived assets, international slot and route authorities, passenger revenue, frequent flyer program, stock compensation, pensions and retiree medical and other benefits, income taxes and derivatives. These policies and estimates are described in the 2011 Form 10-K.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk from the information provided in Item 7A. Quantitative and Qualitative Disclosures About Market Risk of the Company’s 2011 Form 10-K. The change in market risk for aircraft fuel is discussed below for informational purposes.
The risk inherent in the Company’s market risk sensitive instruments and positions is the potential loss arising from adverse changes in the price of fuel, foreign currency exchange rates and interest rates as discussed below. The sensitivity analysis presented do not consider the effects that such adverse changes may have on overall economic activity, nor do they consider additional actions management may take to mitigate the Company’s exposure to such changes. Therefore, actual results may differ. The Company does not hold or issue derivative financial instruments for trading purposes.
Aircraft Fuel The Company’s earnings are substantially affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs through the use of hedging contracts, primarily call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option). Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. Market risk is estimated as a hypothetical 10 percent increase in the September 30, 2012 and 2011 cost per gallon of fuel. Based on projected fuel usage for the next twelve months, such an increase would result in an increase to Aircraft fuel expense of approximately $644 million, inclusive of the impact of effective fuel hedge instruments outstanding at September 30, 2012, and assumes the Company’s fuel hedging program remains effective. Such an increase would have resulted in an increase to projected Aircraft fuel expense of approximately $444 million in the twelve months ended December 31, 2011, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2010. As of September 30, 2012, the Company had cash flow hedges covering approximately 39 percent of its estimated remaining 2012 fuel requirements. Comparatively, as of September 30, 2011, the Company had hedged approximately 46 percent of its estimated remaining 2011 fuel requirements. The consumption hedged for the remainder of 2012 is capped at an average price of approximately $3.21 per gallon of jet fuel, with protection capped on 3 percent of estimated consumption, through the use of sold call options, at an average of $3.62 per gallon of jet fuel. The Company’s collars represent approximately 37 percent of its estimated remaining 2012 fuel requirements and have an average floor price of approximately $2.41 per gallon of jet fuel (both the capped and floor price exclude taxes and transportation costs). A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.
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

Item 4. Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2011. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2012.
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
On February 14, 2006, the DOJ served the Company with a grand jury subpoena as part of an ongoing investigation into possible criminal violations of the antitrust laws by certain domestic and foreign air cargo carriers. At this time, the Company is not a target or subject of the DOJ investigation. The New Zealand Commerce Commission notified the Company on February 17, 2006 that it is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges. On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges. On March 11, 2008, and on June 22, 2012, the Company received requests for information from the Swiss Competition Commission concerning, among other things, the scope and organization of the Company’s activities in Switzerland and its Swiss revenues. On June 27, 2007 and October 31, 2007, the Company received requests for information from the Australian Competition and Consumer Commission seeking information regarding fuel surcharges imposed by the Company on cargo shipments to and from Australia and regarding the structure of the Company’s cargo operations. On September 1, 2008, the Company received a request from the Korea Fair Trade Commission seeking information regarding cargo rates and surcharges and the structure of the Company’s activities in Korea. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company’s cargo facilities in Sao Paulo, Brazil. On April 24, 2008, the Brazilian competition authorities charged the Company with violating Brazilian competition laws. On December 31, 2009, the Brazilian competition authorities made a non-binding recommendation to the Brazilian competition tribunal that it find the Company in violation of competition laws. The authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments. The Company is vigorously contesting the allegations and the preliminary findings of the Brazilian competition authorities. The Company intends to cooperate fully with all pending investigations. In the event that any investigations uncover violations of the U.S. antitrust laws or the competition laws of some other jurisdiction, or if the Company were named and found liable in any litigation based on these allegations, such findings and related legal proceedings could have a material adverse impact on the Company.
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
On January 10, 2011, the Company filed a lawsuit in Tarrant County, Texas State Court against Sabre alleging, among other claims, that Sabre’s actions of introducing bias against the display of American’s services in its global distribution system (GDS) and substantially increasing the rates that it would charge the Company for bookings made through the Sabre GDS breached its agreement with the Company. That same day, the Company successfully obtained a temporary restraining order that prohibited Sabre from continuing to bias the display of American’s services.  From July 2011 to January 2012, the Company filed a number of amended complaints adding new breach of contract and Texas antitrust claims. These claims, which are brought under Texas state law, contain allegations of anticompetitive activity similar to those alleged in the federal antitrust action described below. On June 8, 2011 and October 7, 2011, Sabre filed counterclaims against the Company alleging that American has breached its agreement and that American violated antitrust laws. On August 29, 2011, the Company entered into an agreement with Sabre that will allow American to continue to participate in the Sabre GDS until American’s antitrust claims in the Texas state court are resolved. The trial began on October 9, 2012. The Company intends to vigorously pursue its claims, but there can be no assurance of the outcome, and if the Court does not further enjoin Sabre from introducing bias against American’s services or allowing Sabre to remove American services from its system, actions taken by Sabre could have a material adverse effect on the Company.
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
Disclosure regarding the Company's adversary proceedings with respect to its retiree health and welfare benefit plans can be found in Part I, Item 1 (Financial Statements) under Note 1, “Chapter 11 Reorganization”, and is incorporated herein by reference.
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
The following exhibits are included herein:

10.1
Supplemental Agreement No. 32 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of September 30, 2012. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

12	Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 2012 and 2011.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101
The following materials from American’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*
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

AMERICAN AIRLINES, INC.

Date:	October 17, 2012	BY:	[/s/ Isabella D. Goren]
Isabella D. Goren
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)