Form 10-K
period 2012-12-31
AMERICAN AIRLINES INC
filed 2013-02-20
CIK 4515

United States
Securities and Exchange Commission
Washington, D.C. 20549
 _____________________________________
Form 10-K
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number: 1-2691
American Airlines, Inc
(Exact name of registrant as specified in its charter)

Delaware	13-1502798
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
4333 Amon Carter Blvd.
Fort Worth, Texas 76155
(Address of principal executive offices, including zip code)
(817) 963-1234
(Registrant’s telephone number, including area code)
_____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
NONE	NONE
Securities registered pursuant to Section 12(g) of the Act:
None
 _______________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
American Airlines, Inc. is a wholly-owned subsidiary of AMR Corporation, and there is no market for the registrant’s common stock. As of February 13, 2012, 1,000 shares of the registrant’s common stock were outstanding.

Forward-Looking Information
Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “estimates,” “plans,” “anticipates,” “indicates,” “believes,” “projects,” “forecast,” “guidance,” “outlook,” “may,” “will,” “could,” “should,” “seeks,” "intends," “targets” and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company's objectives, plans or goals, or actions the Company may take in the future, are forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning AMR's anticipated merger with US Airways Group, Inc., the Chapter 11 Cases and the Company's business plan; the Company's operations and financial conditions, including changes in capacity, revenues, and costs; future financing plans and needs; the amounts of its unencumbered assets and other sources of liquidity; fleet plans; overall economic and industry conditions; plans and objectives for future operations; regulatory approvals and actions; and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
Guidance given in this report regarding capacity, fuel consumption, fuel prices, fuel hedging and unit costs are forward-looking statements. Forward-looking statements are subject to a number of factors that could cause the Company's actual results to differ materially from the Company's expectations. In particular, the risk factors listed in Item 1A could cause the Company's actual results to differ materially from historical results and from those expressed in forward-looking statements.
Merger Agreement
Description of Agreement and Plan of Merger
On February 13, 2013, AMR Corporation (AMR), US Airways Group, Inc., a Delaware corporation (US Airways), and AMR Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of AMR (Merger Sub), entered into an Agreement and Plan of Merger (the Merger Agreement), providing for a business combination of AMR and US Airways. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into US Airways (the Merger), with US Airways as the surviving corporation and as a wholly owned subsidiary of AMR, Following the Merger, AMR will own, directly or indirectly, all of the equity interests of American Airlines, Inc. (American), US Airways and their direct and indirect subsidiaries (herein, the New American) The Merger Agreement and the transactions contemplated thereby, including the Merger, are subject to the approval of the Bankruptcy Court (as defined below), and are to be effected pursuant to a plan of reorganization (the Plan) of the Company and certain of its direct and indirect domestic subsidiaries (the Debtors) in connection with their currently pending cases under chapter 11 of title 11 of the United States Code, 11 U.S.C. Sections 101 et seq. (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). The Plan is subject to confirmation and consummation in accordance with the requirements of the Bankruptcy Code.
Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of the respective parties, if the Merger is completed, US Airways stockholders will receive one share of common stock of New American (New American Common Stock) for each share of US Airways common stock. The aggregate number of shares of New American Common Stock issuable to holders of US Airways equity instruments (including stockholders, holders of convertible notes, optionees and holders of restricted stock units) will represent 28% of the diluted capitalization of AMR after giving effect to the Plan. The remaining 72% diluted equity ownership of AMR will be distributable, pursuant to the Plan, to the Debtors' stakeholders, labor unions and certain employees.
All of the equity interests in New American will be issued solely pursuant to the Merger Agreement or the Plan. All existing AMR common stock and other equity interests in AMR will be cancelled pursuant to the Plan, although, as set forth below, holders of such equity interests are expected to receive a recovery in the form of New American Common Stock.
The Merger is intended to qualify, for federal income tax purposes, as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.
The Merger Agreement provides that, upon consummation of the Merger, the board of directors of the combined company will initially consist of 12 members, composed of (i) Thomas W. Horton, AMR's current chairman, chief executive officer and president, who will serve as chairman of New American until the earlier of (A) one year after the closing of the Merger and (B) the day immediately prior to the first annual meeting of stockholders of the combined company (provided that such meeting will not occur prior to May 1, 2014), (ii) W. Douglas Parker, US Airways' current chief executive officer, who will serve as chief executive officer of New American and will serve as chairman of New American following the end of Mr. Horton's term, (iii) two independent directors designated by AMR, (iv) three independent directors designated by US Airways, and (iv) five independent directors designated by a search committee consisting of representatives of the Official Committee of Unsecured Creditors of the Debtors and certain representatives of creditors signatory to the support agreements with AMR referred to below, one of whom will serve as lead independent director. Subject to applicable law, prior to the Merger, Messrs. Horton and Parker will engage in a planning process for integration purposes.
AMR and US Airways have each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) to conduct their businesses in the ordinary and usual course between the execution of the Merger Agreement and the consummation of the Merger and (ii) not to solicit alternative business combination transactions. In addition, the Merger Agreement contains “no shop” provisions that restrict each party's ability to initiate, solicit or knowingly encourage or facilitate competing third-party proposals for any transaction involving a merger of such party or the acquisition of a significant portion of its stock or assets, although each party may consider competing, unsolicited proposals and enter into discussions or negotiations regarding such proposals, if its board of directors determines that any such acquisition proposal constitutes, or is reasonably likely to lead to, a superior proposal and that the failure to take such action is reasonably likely to be inconsistent with its fiduciary duties under applicable law.
US Airways has agreed to certain additional customary covenants in the Merger Agreement, including, among others, subject to certain exceptions, (i) to cause a stockholder meeting to be held to consider adoption of the Merger Agreement and (ii) for its board of directors to recommend adoption of the Merger Agreement by US Airways' stockholders. AMR has also agreed to certain additional customary covenants in the Merger Agreement, including, among others, subject to certain exceptions, (i) to pursue confirmation of the Plan and (ii) for its board of directors to recommend adoption of the Merger Agreement by the Debtors' stakeholders.
Consummation of the Merger is subject to customary conditions, including, among others: (i) approval of the stockholders of US Airways; (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain other regulatory approvals; (iii) absence of any order or injunction prohibiting the consummation of the Merger; (iv) Bankruptcy Court confirmation of the Plan, which must contain certain specified provisions defined in the Merger Agreement; (v) subject to certain exceptions, the accuracy of representations and warranties with respect to the business of AMR or US Airways, as applicable; (vi) each of AMR and US Airways having performed their respective obligations pursuant to the Merger Agreement; and (vii) receipt by each of the Company and US Airways of a customary tax opinion.
The Merger Agreement contains certain termination rights for AMR and US Airways, and further provides that, upon termination of the Merger Agreement under specified circumstances, (i) AMR may be required to pay US Airways a termination fee of $135 million in the event it terminates the agreement to enter into a superior proposal and $195 million if US Airways terminates the Merger Agreement in the event of a knowing and deliberate breach of the Merger Agreement by AMR and (ii) US Airways may be required to pay AMR a termination fee of $55 million in the event it terminates the agreement to enter into a superior proposal and $195 million if AMR terminates the Merger Agreement in the event of a knowing and deliberate breach of the Merger Agreement by US Airways.
Support Agreement and Term Sheet
On February 13, 2013, AMR and the other Debtors entered into a Support and Settlement Agreement (the Support Agreement) with certain holders of certain prepetition claims against one or more of the Debtors (such holders of claims, the Consenting Creditors), aggregating approximately $1.2 billion of prepetition unsecured claims. Pursuant to the terms of the Support Agreement, each Consenting Creditor has agreed, among other things, and subject to certain conditions, to (a) vote in favor of a Plan, which includes certain terms specified in a Term Sheet attached to the Support Agreement (the Term Sheet), (b) generally support confirmation and consummation of the Plan and (c) not to support or solicit any plan in opposition to the Plan. Confirmation and consummation of the Plan are subject to compliance with the provisions of the Bankruptcy Code and to the closing of the Merger.
The Support Agreement may be terminated upon the occurrence of certain events, including: (a) certain breaches by the Debtors or Consenting Creditors under the Support Agreement; (b) termination of the Merger Agreement or the announcement by AMR or US Airways of their intent to terminate the Merger Agreement (in which case the Support Agreement would terminate automatically); (c) the failure to meet certain milestones with respect to achieving confirmation and consummation of the Plan; (d) the filing, amendment or modification of certain documents, including the Plan, in a manner materially inconsistent with the Support Agreement and materially adverse to a Consenting Creditor (in which case the Support Agreement can be terminated by such Consenting Creditor solely with respect to itself); (e) the amendment or modification of the Merger Agreement in a manner that is materially adverse to a Consenting Creditor (in which case the Support Agreement can be terminated by such Consenting Creditor solely with respect to itself); and (f) if the volume weighted average price of US Airways' common stock for the thirty trading days ending on the last trading day immediately prior to the date of termination is less than $10.40. Termination of the Support Agreement would give the Consenting Creditors the right to withdraw their support of the Plan.
As described in the Term Sheet, the Plan implements the Merger, incorporates a compromise and settlement of certain intercreditor and intercompany claim issues, and is to contain the following provisions relating to the treatment of prepetition unsecured claims against the Debtors and equity interests in AMR:

•
Unless they elect to receive alternative treatment, holders of prepetition unsecured claims against AMR or American that also are guaranteed by either such company (Double-Dip Unsecured Claims) will receive shares of preferred stock of New American (the New American Preferred Stock) that will be mandatorily convertible into shares of New American Common Stock on each of the 30th, 60th, 90th and 120th day after the effective date of the Plan. Upon the conversion of the New American Preferred Stock on the 120th day after the effective date of the Plan, all New American Preferred Stock will have been converted to New American Common Stock and no New American Preferred Stock will remain outstanding. The conversion price of the New American Preferred Stock will vary on each conversion date, based on the volume weighted average price of the shares of the New American Common Stock on the five trading days immediately preceding each conversion date, at a 3.5% discount, subject to a cap and a floor price. The New American Preferred Stock allocable to the Double-Dip Unsecured Claims will have a face amount equal to the allowed amount of their claims, including post-petition interest at the non-default rate;

•
Holders of prepetition unsecured claims that are not Double-Dip Unsecured Claims (and holders of Double-Dip Unsecured Claims that elect to receive such treatment) will receive shares of New American Preferred Stock, as well as shares of New American Common Stock;

•
Holders of existing AMR equity interests (including stock, warrants, restricted stock units and options) will receive a distribution of shares of New American Common Stock representing 3.5% of the total number of shares of New American Common Stock (on an as-converted basis) in addition to the potential to receive shares of New American Common Stock above such amount; and

•
The satisfaction of certain labor-related claims through the allocation to such claims of shares of New American Common Stock representing 23.6% of the total number of such shares of New American Common Stock ultimately distributed to holders of prepetition general unsecured creditors against the Debtors.

In each case, the distributions made to each of the foregoing stakeholders will be adjusted to take into account any reserves made for disputed claims under the Plan.
Additional Information and Where to Find It
This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. The proposed merger transaction between AMR and US Airways will be submitted to the stockholders of US Airways for their consideration. AMR expects to file with the SEC a registration statement on Form S-4 that will include a prospectus of AMR and a proxy statement of US Airways, and US Airways expects to file with the SEC a definitive proxy statement on Schedule 14A. AMR and US Airways also plan to file other documents with the SEC regarding the proposed transaction. INVESTORS AND SECURITY HOLDERS OF US AIRWAYS ARE URGED TO READ THE PROXY STATEMENT, PROSPECTUS AND OTHER RELEVANT DOCUMENTS THAT WILL BE FILED WITH THE SEC CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION. Investors and security holders will be able to obtain free copies of the proxy statement, prospectus and other documents containing important information about AMR and US Airways, once such documents are filed with the SEC, through the website maintained by the SEC at http://www.sec.gov. Copies of the documents filed with the SEC by US Airways, when and if available, can be obtained free of charge on US Airways’ website at www.usairways.com or by directing a written request to US Airways Group, Inc., 111 West Rio Salado Parkway, Tempe, Arizona 85281, Attention: Vice President, Legal Affairs. Copies of the documents filed with the SEC by AMR, when and if available, can be obtained free of charge on AMR’s website at www.aa.com or by directing a written request to AMR Corporation, P.O. Box 619616, MD 5675, Dallas/Fort Worth International Airport, Texas 75261-9616, Attention: Investor Relations or by emailing investor.relations@aa.com.
US Airways, AMR and certain of their respective directors, executive officers and certain members of management may be deemed to be participants in the solicitation of proxies from the stockholders of US Airways in connection with the proposed transaction. Information about the directors and executive officers of US Airways is set forth in its proxy statement for its 2012 annual meeting of stockholders, which was filed with the SEC on April 27, 2012. Information about the directors and executive officers of AMR is set forth in its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on February 15, 2012. These documents can be obtained free of charge from the sources indicated above. Other information regarding the participants in the proxy solicitation and a description of their direct and indirect interests, by security holdings or otherwise, will be contained in the prospectus and proxy statement and other relevant materials when and if filed with the SEC in connection with the proposed transaction.
Information regarding AMR, the other Debtors and the remaining consolidated AMR subsidiaries contained in this Form 10-K is provided for the fiscal year ended December 31, 2012. Except as otherwise expressly noted herein, the information contained herein assumes that the Merger has not been consummated and does not describe or discuss the potential impact of the proposed Merger on AMR and its consolidated subsidiaries or their business, operations, financial performance, or future prospects. Any such information will be contained only in the proxy and/or registration statement that may be filed with the SEC and, if so, may be obtained as described above. Readers are cautioned to read such documents carefully if and when they are filed.
PART I
 _____________________________________________________________________________________________________

ITEM 1.	BUSINESS
Chapter 11 Proceedings
On November 29, 2011 (the Petition Date), AMR Corporation (AMR), American Airlines, Inc., AMR’s principal subsidiary (American or the Company), and certain of American and AMR’s direct and indirect domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code), in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). The Chapter 11 Cases are being jointly administered under the caption “In re AMR Corporation, et al., Case No. 11-15463-SHL.”
No assurance can be given as to the value, if any, that may be ascribed to the Debtors’ various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of its or the other Debtors' securities may be.
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
Additional information about the Company’s Chapter 11 Case is available on the Internet at aa.com/restructuring. Court filings and claims information are available at amrcaseinfo.com. Information on this website is not incorporated into or otherwise made a part of this report. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Chapter 11 Progress” and Note 1 to the consolidated financial statements for further information regarding the Chapter 11 Cases.
General Description
American was founded in 1934. All of American’s stock is owned by AMR. At the end of 2012, American provided scheduled jet service to approximately 160 destinations throughout North America, the Caribbean, Latin America, Europe and Asia.
AMR Eagle Holding Corporation (AMR Eagle), a wholly-owned subsidiary of AMR, owns two regional airlines which do business as “American Eagle” – American Eagle Airlines, Inc. and Executive Airlines, Inc. (collectively, the American Eagle® carriers). American also contracts with certain independently owned regional air carriers to provide it with regional feed. See Note 5 and Note 17 to the consolidated financial statements for additional information on the Company's capacity purchase agreements.
American, together with the American Eagle carriers and the third party carriers that provide regional feed to American, serves more than 250 cities in approximately 50 countries with, on average, 3,400 daily flights. The combined network fleet numbers approximately 900 aircraft. American Airlines is also a founding member of oneworld® alliance, which enables member airlines to offer their customers more services and benefits than any member airline can provide individually. These services include a broader route network, opportunities to earn and redeem frequent flyer miles across the combined oneworld network and more airport lounges. Together, oneworld members serve more than 800 destinations in approximately 150 countries, with about 9,000 daily departures. American is also one of the largest scheduled air freight carriers in the world, providing a wide range of freight and mail services to shippers throughout its system onboard American’s passenger fleet.

Pursuant to a capacity purchase agreement between American and the American Eagle carriers, American receives all passenger revenue from flights performed for it by the American Eagle carriers and pays the American Eagle carriers a fee for each flight. The capacity purchase agreement reflects what the Company believes are current market rates received by other regional carriers for similar flying. Amounts paid to the American Eagle carriers under the capacity purchase agreement are available to pay for various operating expenses of the American Eagle carriers, such as crew expenses, maintenance, and other aircraft related expenses. As of December 31, 2012, the American Eagle carriers operated approximately 1,500 daily departures, offering scheduled passenger service to over 175 destinations in North America, Mexico and the Caribbean. On a separate company basis, AMR Eagle reported $1.2 billion in revenue in 2012.
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
The American Eagle carriers and the third party carriers that provide regional feed to American increase the number of markets the Company serves by providing connections at American’s primary markets. American’s competitors also own or have marketing agreements with regional carriers which provide similar services at their major hubs and other locations.
On most of its domestic non-stop routes, the Company faces competing service from at least one, and sometimes more than one, domestic airline including: Alaska Airlines (Alaska), Delta Air Lines (Delta), Frontier Airlines, Hawaiian Airlines, JetBlue Airways (JetBlue), Southwest Airlines (Southwest), Spirit Airlines, United Airlines (United) , US Airways, Virgin America Airlines and each of their affiliated regional carriers. Competition is even greater between cities that require a connection, where the major airlines compete via their respective hubs. In addition, the Company faces competition on some of its connecting routes from carriers operating point-to-point service on such routes. The Company also competes with all-cargo and charter carriers and, particularly on shorter segments, ground and rail transportation. On all of its routes, pricing decisions are affected, in large part, by the need to meet competition from other airlines.
International Air Transportation In addition to its extensive domestic service, the Company provides international service to the Caribbean, Canada, Latin America, Europe and Asia. The Company’s operating revenues from foreign operations (flights serving international destinations) were approximately 40 percent of the Company’s total operating revenues in each of the three years 2012, 2011, and 2010. Additional information about the Company’s foreign operations is included in Note 15 to the consolidated financial statements.
In providing international air transportation, the Company competes with foreign investor-owned carriers, foreign state-owned carriers and U.S. airlines that have been granted authority to provide scheduled passenger and cargo service between the U.S. and various overseas locations. In general, carriers that have the greatest ability to seamlessly connect passengers to and from markets beyond the nonstop city pair have a competitive advantage. In some cases, however, foreign governments limit U.S. air carriers’ rights to carry passengers beyond designated gateway cities in foreign countries. To improve access to each other’s markets, various U.S. and foreign air carriers – including American – have established marketing relationships with other airlines and rail companies. American currently has marketing relationships with Air Berlin, Air Pacific, Air Tahiti Nui, Alaska Airlines, British Airways, Cape Air, Cathay Pacific, Dragonair, EL AL, Etihad Airways, EVA Air, Finnair, Gulf Air, Hainan Airlines, Hawaiian Airlines, Iberia, Japan Airlines (JAL), Jet Airways, JetStar Airways, LAN (includes LAN Airlines, LAN Argentina, LAN Ecuador and LAN Peru), Malaysia Airlines, Niki Airlines, Qantas Airways, Qatar Airways, Royal Jordanian, S7 Airlines, and WestJet.
American is also a founding member of the oneworld alliance, which includes Air Berlin, British Airways, Cathay Pacific, Finnair, Iberia, JAL, LAN Airlines, Malaysia Airlines, Qantas, Royal Jordanian and S7 Airlines. SriLankan Airlines is scheduled to join the alliance in 2013 and Qatar Airways is expected to join the alliance in late 2013 or early 2014. The oneworld alliance links the networks of the member carriers to enhance customer service and smooth connections to the destinations served by the alliance, including linking the carriers’ frequent flyer programs and access to the carriers’ airport lounge facilities.

Over the last two years, American has established joint business agreements (JBAs) with British Airways and Iberia, JAL, and Qantas that enable the carriers to cooperate on flights between particular destinations, and allows pooling and sharing of certain revenues and costs, expanded codesharing, enhanced frequent flyer program reciprocity, and cooperation in other areas. American and its partner airlines received regulatory approval to enter into these JBAs.

In December 2012, American signed agreements to codeshare with Sao Paulo-based TAM Airlines and Bogota-based LAN Colombia. Once approved, these new codeshare relationships will provide expanded opportunities for American to serve new markets in Brazil and Colombia and for TAM Airlines and LAN Colombia in the United States.
Price Competition The airline industry is characterized by substantial and intense price competition. Fare discounting by competitors has historically had a negative effect on the Company’s financial results because the Company is generally required to match competitors’ fares, as failing to match would provide even less revenue due to customers’ price sensitivity.
There are a number of low-cost carriers (LCCs) in the domestic market and the Company competes with LCCs over a very large part of its network. Several major airlines, including the Company, have implemented efforts to lower their costs since lower cost structures enable airlines to offer lower fares. In addition, several air carriers have reorganized in recent years under Chapter 11, including United, Delta, and US Airways. These cost reduction efforts, bankruptcy reorganizations and subsequent consolidations (e.g., United/Continental; Delta/Northwest) have allowed carriers to decrease operating costs. Lower cost structures have generally resulted in fare reductions. Over the past several years, the Company was unable to offset its substantial cost disadvantage through increases in passenger traffic, changes in the mix of traffic that improve yields and/or cost reductions. Consequently, the Company filed the Chapter 11 Cases to become a more efficient, financially stronger and more competitive airline. See Note 1 to the Consolidated Financial Statements for further information regarding the Chapter 11 Cases.
Regulation
General The Company is subject to extensive domestic and international regulatory requirements. The Airline Deregulation Act of 1978, as amended, eliminated most domestic economic regulation of passenger and freight transportation. However, DOT and the Federal Aviation Administration (FAA) still exercise certain regulatory authority over air carriers. DOT maintains jurisdiction over the approval of international codeshare agreements, international route authorities, and certain consumer protection and competition matters, such as advertising, denied boarding compensation and baggage liability.
The FAA regulates flying operations generally, including establishing standards for personnel, aircraft and certain security measures. As part of that oversight, the FAA has implemented a number of requirements that the Company has incorporated and is incorporating into its maintenance programs. The Company is progressing toward the completion of numerous airworthiness directives, a number of which require the Company to perform significant maintenance work and to incur additional expenses. Based on its current implementation schedule, the Company expects to be in compliance with the applicable requirements within the required time periods. The FAA also operates the U.S. air traffic control system.
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
International International air transportation is subject to extensive government regulation. The Company’s operating authority in international markets is subject to aviation agreements between the U.S. and the respective countries or governmental authorities (such as the European Union), and in some cases, fares and schedules require the approval of DOT and/or the relevant foreign governments. Moreover, alliances with international carriers may be subject to the jurisdiction and regulations of various foreign agencies. Bilateral and multilateral agreements among the U.S. and various foreign governments of countries served by the Company are periodically subject to renegotiation. Changes in U.S. or foreign government aviation policies could result in the alteration or termination of such agreements, diminish the value of route authorities, or otherwise adversely affect the Company’s international operations. In addition, at some foreign airports, an air carrier needs slots (landing and take-off authorizations and other facilities) and other facilities before the air carrier can introduce new service or increase existing service. The availability of such slots is not assured and the inability of the Company to obtain and retain needed slots and facilities could therefore inhibit its efforts to compete in certain international markets.
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
In the U.S., the FAA currently regulates the allocation of slots, slot exemptions, operating authorizations, or similar capacity allocation mechanisms at Reagan National in Washington, D.C., LaGuardia and JFK in New York, and Newark. The Company’s operations at these airports generally require the allocation of slots or analogous regulatory authorities. Similarly, the Company’s operations at Tokyo’s Narita Airport, London’s Heathrow Airport and certain other international airports are regulated by local slot coordinators pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law. The Company currently has sufficient slots or analogous authorizations to operate its existing flights, and it has generally been able to obtain the rights to expand its operations and to change its schedules. There is no assurance, however, that the Company will be able to do so in the future because, among other reasons, such allocations are subject to changes in governmental policies.
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
Many aspects of the Company's operations are subject to increasingly stringent environmental regulations. Concerns about climate change and greenhouse gas emissions, in particular, may result in the imposition of additional legislation or regulation. For example, the EU has adopted a directive under which each EU member state is required to extend the existing EU emissions trading scheme (ETS) to aviation. This would require us to annually submit emission allowances in order to operate flights to and from EU member states in January 2012 and thereafter, including flights between the U.S. and EU member states. In November 2012, the European Commission proposed to suspend for one year the ETS' application to flights entering and departing Europe, to allow the United Nations' International Civil Aviation Organization (ICAO) to propose an alternate global emissions reduction scheme. The proposal is expected to be approved by the European Parliament and EU member states represented in the EU Council in the first quarter of 2013. The ETS may be reactivated if ICAO does not make progress towards an alternate global scheme within the next year. The U.S. enacted legislation in November 2012 that will allow the Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. While these measures create some uncertainty as to the extent to which we will be required to participate in the ETS going forward, it is nevertheless increasingly likely that in the future we will be required to participate in some form of international arrangement governing aircraft emissions. Environmental legislative or regulatory action by the U.S., state or foreign governments currently or in the future may adversely affect the Company's business and financial results. See Item 1A, Risk Factors, for additional information.
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
Labor
The airline business is labor intensive. Wages, salaries and benefits represented approximately 25 percent of the Company’s consolidated operating expenses for the year ended December 31, 2012. The average full-time equivalent number of people employed by the Company for the year ended December 31, 2012 was 64,550.
The majority of the people employed by the Company are represented by labor unions and covered by CBAs. American's pilots are represented by the Allied Pilots Association (APA), its flight attendants by the Association of Professional Flight Attendants (APFA), and its mechanics and fleet service employees, and certain other employee groups, by the Transport Workers Union of America, AFL-CIO (TWU). AMR Eagle's pilots are represented by the Air Line Pilots Association (ALPA), its flight attendants by the Association of Flight Attendants-CWA, AFL-CIO (AFA), and its mechanics and fleet service employees, and certain other employee groups, by the TWU.
Relations with such labor organizations are governed by the Railway Labor Act (RLA). Under this act, the CBAs between the Company’s subsidiaries and these organizations generally do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed under the RLA and as agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the NMB to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even for several years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board (PEB) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-help,” such as a strike, and the airline may resort to its own “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new people to replace any striking workers.
Prior to the Chapter 11 filings on November 29, 2011, American had been in negotiations with its unions under the RLA for as long as five years. As of December 31, 2012, American and AMR Eagle have new contracts with all of their respective labor groups. See Note 1 to the consolidated financial statements and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information on the Company's CBAs.
Fuel
The Company’s operations and financial results are significantly affected by the availability and price of jet fuel. The Company’s fuel costs and consumption for the years 2010 through 2012 were:

Year	Gallons Consumed (in millions)	Total Cost (in millions)	Average Cost Per Gallon (in dollars)	Percent of American’s Operating Expenses
2010	2,481	5,731	2.310	26.1
2011	2,445	7,434	3.009	29.6
2012	2,410	8,717	3.198	35.2
In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs through the use of hedging contracts, which consist primarily of call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option). Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. The Company does not take a view on the direction of fuel prices; instead, the Company layers in fuel hedges on a systematic basis. Depending on movements in the price of fuel, the Company’s fuel hedging program can result in gains or losses on its fuel hedges.
During 2012, 2011 and 2010, the Company’s fuel hedging program increased (decreased) the Company’s fuel expense by approximately $(4) million, $(297) million and $124 million, respectively. As of January 2013, the Company had cash flow hedges covering approximately 21 percent of its estimated 2013 fuel requirements. The consumption hedged for 2013 is capped at an average price of approximately $3.03 per gallon of jet fuel. Five percent of estimated 2013 fuel requirements is hedged using call spreads with protection capped at an average price of approximately $3.37 per gallon of jet fuel. Sixteen percent of estimated 2013 fuel requirements is hedged using collars with an average floor price of approximately $2.39 per gallon of jet fuel. The cap and floor prices exclude taxes and transportation costs. A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future. See the Risk Factors under Item 1A for additional information regarding fuel.
Additional information regarding the Company’s fuel program is also included in Item 7(A) “Quantitative and Qualitative Disclosures about Market Risk,” Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 8 to the consolidated financial statements.
Frequent Flyer Program
American established the AAdvantage® frequent flyer program (AAdvantage) to develop passenger loyalty by offering awards to travelers for their continued patronage. The Company believes that the AAdvantage program is one of its competitive strengths. AAdvantage benefits from a growing base of approximately 72 million members with desirable demographics who have demonstrated a strong willingness to collect AAdvantage miles over other loyalty program incentives and are generally disposed to adjusting their purchasing behavior in order to earn additional AAdvantage miles. AAdvantage members earn mileage credits by flying on American, the American Eagle carriers, and the third party regional airlines or by using services of other participants in the AAdvantage program. Mileage credits can be redeemed for free, discounted or upgraded travel on American, the American Eagle carriers or other participating airlines, or for other awards. Once a member accrues sufficient mileage for an award, the member may book award travel. Most travel awards are subject to capacity controlled seating. A member’s mileage credit does not expire as long as that member has any type of qualifying activity at least once every 18 months.
American sells mileage credits and related services to other participants in the AAdvantage program. There are over 1,000 program participants, including a leading credit card issuer, hotels, car rental companies and other products and services companies in the AAdvantage program. The Company believes that program participants benefit from the sustained purchasing behavior of AAdvantage members, which translates into a recurring stream of revenues for AAdvantage. Under its agreements with AAdvantage members and program participants, the Company reserves the right to change the AAdvantage program at any time without notice, and may end the program with six months notice. As of December 31, 2012, AAdvantage had approximately 72 million total members, and 609 billion outstanding award miles. During 2012, AAdvantage issued approximately 209 billion miles, of which approximately 66% were sold to program participants. See “Critical Accounting Policies and Estimates” under Item 7 for more information on AAdvantage.
Cargo
American Airlines Cargo, a division of American, provides over 100 million pounds of weekly cargo lift capacity to major cities in the United States, Europe, Canada, Mexico, the Caribbean, Latin America and Asia. American’s cargo network is one of the largest air cargo networks in the world, with facilities and interline connections available across the globe. During 2012, American Airlines Cargo accounted for approximately 2.7 percent of the Company’s operating revenues by generating $669 million in freight and mail revenue, a decrease of 4.8 percent versus 2011.
Other revenues
Other revenues, which approximate 10.1 percent of total revenues, includes revenue from the marketing services related to the sale of mileage credits in the AAdvantage program as discussed above, membership fees and related revenue from the Company’s Admirals Club operations, and other miscellaneous service revenue, including administrative service charges and baggage handling fees.
Other Matters
Seasonality and Other Factors The Company’s results of operations for any interim period are not necessarily indicative of those for the entire year since the air transportation business is subject to seasonal fluctuations. Higher demand for air travel has traditionally resulted in more favorable operating and financial results in the second and third quarters of the year than in the first and fourth quarters. Fears of terrorism or war, fare initiatives, fluctuations in fuel prices, labor actions, weather, natural disasters, outbreaks of disease, and other factors could impact this seasonal pattern. Unaudited quarterly financial data for the two-year period ended December 31, 2012 is included in Note 16 to the consolidated financial statements. In addition, the results of operations in the air transportation business have also significantly fluctuated in the past in response to general economic conditions.
Insurance The Company carries insurance for public liability, passenger liability, property damage and all-risk coverage for damage to its aircraft. As a result of the terrorist attacks of September 11, 2001 (the Terrorist Attacks), aviation insurers significantly reduced the amount of insurance coverage available to commercial air carriers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, these insurers significantly increased the premiums for aviation insurance in general. While the price of commercial insurance has declined since the period immediately after the Terrorist Attacks, in the event commercial insurance carriers further reduce the amount of insurance coverage available to the Company, or significantly increase its cost, the Company would be materially adversely affected.
The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines through September 30, 2013, covering losses to employees, passengers, third parties and aircraft. If the U.S. government were to cease providing such insurance in whole or in part, it is likely that the Company could obtain comparable coverage in the commercial market, but could incur substantially higher premiums and face more restrictive terms. However, there can be no assurance that comparable war-risk coverage will be available in the commercial market. If the Company is unable to obtain adequate war-risk coverage at commercially reasonable rates, it would be adversely affected.
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
These risk factors are generally applicable to American and its parent AMR, unless the context indicates otherwise.
Our ability to become profitable and our ability to continue to fund our obligations on an ongoing basis will depend on a number of risk factors, many of which are largely beyond our control.
Risk Factors Relating to the Merger
On February 13, 2013, AMR and US Airways Group, Inc. (US Airways) entered into the Merger Agreement, as more fully described under "Merger Agreement” in Note 17 to the consolidated financial statements.
The Merger is subject to a number of conditions to the obligations of both us and US Airways that may not be fulfilled, which could cause the termination of the Merger Agreement.
The Merger Agreement contains a number of customary conditions to consummation of the Merger, such as the accuracy of representations and warranties in all material respects, the fulfillment of obligations set out in covenants, that certain consents and regulatory approvals have been obtained, that there are no legal prohibitions against consummation of the Merger, that approval of the US Airways stockholders has been received, that an order from the Bankruptcy Court confirming our plan of reorganization is in effect, that the plan of reorganization conform with the requirements of the Merger Agreement, that secured indebtedness of the Debtors and certain other claims against the Debtors not exceed specified levels and other customary conditions. US Airways has the right to unilaterally terminate the Merger Agreement under certain conditions. Many of the conditions to consummation of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied. If any of these conditions are not fulfilled or waived prior to the termination date set forth in the Merger Agreement (October 14, 2013, as it may be extended), it is possible that the Merger will not be consummated. A failure to consummate the Merger in accordance with the Merger Agreement would result in our Chapter 11 Cases continuing. If the Merger does not occur, AMR could then seek to emerge from the Chapter 11 Cases as an independent company or could seek another consolidation partner or another strategic alternative transaction. In any event, the failure of AMR to merge with US Airways would result in a delay, which could be substantial, in AMR and its debtor subsidiaries' ability to file an alternative plan of reorganization and successfully emerge from our Chapter 11 Cases. During such a delay, it is possible that third parties could propose their own plans of reorganization if we and our debtor subsidiaries do not have the exclusive right to propose a plan of reorganization. We could believe that such a third party plan is not in the best interests of our creditors or other constituencies. Such a delay could also create uncertainty with our customers, financing parties, vendors, employees and the communities we serve, and result in our Chapter 11 Cases continuing for an extended period of time, which could result in disruptions in employee stability and declining financial and operational performance.
The Merger is subject to the receipt of consents and clearances from certain domestic and foreign regulatory authorities that may impose conditions that could have a material and adverse effect on AMR as the surviving parent, or that could delay or, if not obtained, prevent the completion of the Merger.
Before the Merger can be completed, applicable waiting periods must expire or terminate under antitrust laws and various approvals, consents or clearances must be obtained from certain domestic and foreign regulatory entities, including those regulating the provision of commercial aviation services. In deciding whether to grant antitrust or regulatory clearances, the relevant antitrust authorities will consider the effect of the Merger on competition within their relevant jurisdictions. The terms and conditions of approvals that are granted may impose requirements, limitations, costs or restrictions on the conduct of the surviving parent's business following the Merger. There can be no assurance that regulators will not impose terms, conditions, requirements, limitations, costs or restrictions that would delay completion of the Merger, impose additional material costs on or limit the revenues of us or the surviving parent, or limit some or all of the synergies and other benefits we anticipate following the Merger. In addition, we cannot provide assurance that any such terms, conditions, requirements, limitations, costs or restrictions will not result in a material delay in, or the abandonment of, the Merger.
The Merger is subject to the receipt of numerous approvals, including approvals from US Airways' stockholders and confirmation of our plan of reorganization by the Bankruptcy Court. Failure to obtain any of these approvals would prevent the completion of the Merger.
The Merger Agreement will not be binding on either AMR or US Airways until the Bankruptcy Court enters an order approving its enforceability. In addition, before the Merger can be completed, US Airways must submit the Merger to a vote of its stockholders, US Airways' stockholders must have approved the Merger, the approval of the plan of reorganization contemplating the Merger by the requisite percentage of each class of claimholder (as determined pursuant to the Bankruptcy Code) must be obtained, and the Bankruptcy Court must enter an order confirming the plan of reorganization and consummation of the Merger. There can be no assurance that any of these approvals will occur. Failure to obtain these required approvals within the expected time frame, or having to make significant changes to the structure, terms or conditions of the Merger to obtain such approvals, may result in a material delay in, or the abandonment of, the Merger.
Any delay in completing the Merger may reduce or eliminate the benefits expected to be achieved thereunder.
In addition to the required regulatory clearances and approvals discussed above, the Merger is subject to a number of other conditions beyond our control that may prevent, delay or otherwise materially and adversely affect its completion. We cannot predict when or if these other conditions will be satisfied. Furthermore, the requirements for obtaining the required clearances and approvals could delay the completion of the Merger for a significant period of time or prevent it from occurring. In addition, it is possible that actions by third parties, such as requests resulting in the appointment of additional formal committees in the Chapter 11 Cases, could delay completion of the merger. Any delay in completing the Merger could cause AMR as the surviving parent to fail to realize some or all of the synergies and other benefits that we anticipate if the Merger is successfully completed within its expected time frame.
Uncertainties associated with the Merger may cause a loss of our management personnel and other key employees, which could materially and adversely affect the future business, financial condition and results of operations of AMR as the surviving parent following the Merger, or of AMR if the Merger fails to occur.
The survivingparent will be dependent on the experience and industry knowledge of its officers and other key employees to execute its business plan; therefore, the surviving parent's success after the Merger will depend in part upon its ability to retain key management personnel and other key employees. Our current and prospective employees may experience uncertainty about their roles within the company surviving the merger, which may have a material and adverse effect on our ability to retain key management and other key personnel. Likewise, if the Merger is not consummated, we will be dependent on our existing officers and other key employees to develop and execute our business plan. There can be no assurance that such officers and key employees can be retained.
Failure to complete the Merger could materially and adversely affect both our and AMR's future business, financial condition, results of operations and prospects.
If the Merger is not completed, our ongoing business may be materially and adversely affected, and we will be subject to several risks, including the following:

•	AMR may be required to pay termination fees of $135 or $195 million under certain circumstances provided in the Merger Agreement;

•
AMR and its debtor subsidiaries would likely not be able to emerge from the Chapter 11 Cases for an extended period of time if the Merger is not consummated, because AMR would be required to formulate a new plan of reorganization and could be subject to alternative plans of reorganization proposed by third parties if AMR is no longer within the exclusivity period;

•
unless and until it is terminated, AMR will be prohibited by the Merger Agreement from seeking certain strategic alternatives, such as transactions with third parties other than US Airways and developing an independent emergence plan, and could therefore miss attractive alternatives to the Merger;

•	our operations will be restricted by the terms of the Merger Agreement, which may cause us to forego otherwise attractive business opportunities;

•
AMR will be required to pay certain costs relating to the Merger, whether or not it is consummated, such as legal, accounting, financial advisor and printing fees, which costs could be substantial; and

•	our management will have focused its attention on negotiating and preparing for the Merger instead of on pursuing other opportunities that could have been beneficial to us.
If the Merger is not completed, there can be no assurance that these risks will not materialize and will not materially and adversely affect our and AMR's business, financial condition, results of operations and prospects.
The Merger Agreement contains customary restrictions on our ability to seek other strategic alternatives.
The Merger Agreement contains “no shop” provisions that restrict AMR's and our ability to initiate, solicit, or knowingly encourage or facilitate competing third-party proposals for any business combination transaction involving a merger of AMR with another entity or the acquisition of a significant portion of AMR's stock or assets, although AMR may consider competing, unsolicited proposals and enter into discussions or negotiations regarding such proposals if its board of directors determines that any such acquisition proposal constitutes, or is reasonably likely to lead to, a superior proposal and that the failure to take such action is reasonably likely to be inconsistent with the fiduciary duties of the AMR board of directors to AMR and its stakeholders under applicable law. In addition, US Airways generally has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposal. If AMR were to terminate the Merger Agreement to accept a superior proposal, it would be required to pay a termination fee of $135 million to US Airways.
These provisions, although customary for these types of transactions, could discourage a potential third-party acquiror that might have an interest in acquiring all or a significant portion of AMR from proposing any such acquisition, even if the potential third-party acquiror were prepared to pay consideration with a higher cash or market value than the market value proposed to be received or realized in the Merger or might result in a potential third-party acquiror proposing to pay a lower consideration to AMR's stakeholders than it might otherwise have proposed to pay because of the added expense of the $135 million termination fee that will become payable in connection with the termination of the Merger Agreement by AMR.
If the Merger Agreement is terminated and AMR determines to seek another business combination, AMR may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.
AMR, as the surviving company, may be unable to integrate AMR's and US Airways' businesses successfully and realize the anticipated benefits of the Merger.
The Merger involves the combination of two companies that currently operate as independent public companies, each of which operates its own international network airline. Historically, the integration of separate airlines has often proven to be more time consuming and require more resources than initially estimated. The surviving company will be required to devote significant management attention and resources to integrating AMR's and US Airways' business practices, cultures and operations. Potential difficulties AMR, as the surviving company, may encounter as part of the integration process include the following:

•
 the inability to successfully combine AMR's business with that of US Airways in a manner that permits the surviving company to achieve the synergies and other benefits anticipated to result from the Merger;

•
the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, aircraft fleets, networks and other assets of the two companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	the challenge of integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service and running an efficient operation; and

•
potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the Merger, including one-time cash costs to integrate the two businesses that may exceed the approximately $1.2 billion of one-time cash costs that we currently anticipate.

Accordingly, even if the Merger is consummated, the contemplated benefits may not be realized fully, or at all, or may take longer to realize than expected.
In addition, both US Airways and AMR have operated and, until the completion of the Merger, will continue to operate independently. It is possible that the integration process could result in:

•	diversion of the attention of AMR, as the surviving company's, management and other employees; and

•	the disruption of, or the loss of momentum in, AMR, as the the surviving company's, ongoing business or inconsistencies in standards, controls, procedures and policies, any of which could materially and adversely affect the surviving company's ability to maintain relationships with customers, suppliers, employees and other constituencies or the surviving company's ability to achieve the anticipated benefits of the Merger.
Chapter 11 Reorganization Risks
We filed for reorganization under Chapter 11 of the Bankruptcy Code on November 29, 2011 and are subject to the risks and uncertainties associated with our Chapter 11 Cases.
For the duration of our Chapter 11 Cases, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with our Chapter 11 Cases. Risks and uncertainties associated with our Chapter 11 Cases include the following:

•	our creditors or other third parties may take actions or make decisions that are inconsistent with and detrimental to the plans we believe to be in the best interests of the Company;

•	we may be unable to obtain Bankruptcy Court approval with respect to certain matters in our Chapter 11 Cases from time to time;

•	the Bankruptcy Court may not agree with our objections to positions taken by other parties;

•	we may not be able to successfully develop, prosecute, confirm and consummate a Chapter 11 plan of reorganization or may be delayed in doing so;

•	we may not be able to obtain and maintain normal credit terms with vendors, strategic partners and service providers;

•	we may not be able to continue to invest in our products and services, which could hurt our competitiveness;

•	our access to capital to fund ongoing business operations or emergence costs may be limited;

•
we may not be able to enter into or maintain contracts that are critical to our operations at competitive rates and terms, if at all, including hedging strategies to assist in controlling our fuel costs;

•
we may be exposed to risks associated with third parties seeking and obtaining Bankruptcy Court approval to (i) terminate or shorten our exclusivity period to propose and confirm a plan of reorganization, (ii) appoint a Chapter 11 trustee or (iii) convert our Chapter 11 Cases to Chapter 7 liquidation cases; and

•	our customers may choose to travel on other air carriers.
These risks and uncertainties could affect our business and operations in various ways. For example, negative events, the positions we take in court, or publicity associated with our Chapter 11 Cases could adversely affect our sales of tickets and our relationship with our customers, as well as with vendors and our employees, which in turn could adversely affect our business, financial condition and results of operations, particularly if our Chapter 11 Cases are protracted. Because of the risks and uncertainties associated with our Chapter 11 Cases, the ultimate impact on our business, financial condition and results of operations of events that occur during these proceedings cannot be accurately predicted or quantified. If any one or more of these risks materializes, particularly if our Chapter 11 Cases are protracted, it could affect our ability to continue as a going concern.
We may not be able to implement our business plan.
On February 1, 2012, AMR announced the principal terms of a business plan (the business plan) that is designed to restore AMR and its subsidiaries, including the Company, to industry leadership, profitability and growth as an independent company; that is, assuming that AMR would not engage in a transaction such as the Merger or another consolidation transaction. While the business plan has evolved during the course of our Chapter 11 Cases, the chief components of the business plan continue to include targets of an annual $2 billion in cost savings and $1 billion in revenue enhancement. We expect to pursue many of the initiatives contemplated by the business plan, whether or not the Merger is consummated.
As part of the business plan, we are implementing increased outsourcing. Although we believe that outsourcing will result in lower costs and increased efficiencies, third parties may not be as responsive to our needs as we might be ourselves, which may adversely affect our business, financial condition and results of operations.
The business plan originally contemplated the termination of all of American's defined benefit pension plans. Due to the subsequent decision to freeze (rather than to terminate) its defined benefit pension plans, American expects to retain greater pension funding obligations than it previously anticipated. To offset these greater obligations, we anticipate that we may raise additional capital at or after our exit from our Chapter 11 Cases whether or not the Merger is consummated. There can be no assurance that we would be able to raise such additional capital or that any capital raised would be sufficient to offset these greater pension funding obligations.
We continue efforts to renegotiate a number of agreements and take other steps to achieve the cost savings we are seeking in our restructuring. In addition, we continue efforts to reduce our healthcare costs for current retirees. We may not be able to realize all of the cost savings we are seeking. Also, as part of the process of renegotiating agreements, we may reject certain of those agreements in our Chapter 11 Cases. We cannot predict whether we would be able to enter into new agreements to replace any rejected agreements (some of which may be material) on acceptable terms, or at all.

Operating under Chapter 11 may restrict our ability to pursue our business strategies.
Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

•	engage in certain transactions with our suppliers and vendors;

•	buy or sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	borrow for our operations, investments or other capital needs or to engage in other business activities that would be in our interest.
In particular, AMR will need Bankruptcy Court approval to enter into the Merger Agreement.
Our employees face considerable uncertainty due to our Chapter 11 Cases.
As a result of our Chapter 11 Cases, our employees are facing considerable uncertainty. A material erosion of our employees' commitment could have a material adverse effect on our business, financial condition and results of operations particularly if our Chapter 11 Cases are protracted.
Our businesses could suffer from a protracted restructuring.
Our future results are dependent upon the timely and successful filing, confirmation and implementation of a plan of reorganization. The Merger Agreement requires that AMR's plan of reorganization include approval of the Merger. If the Merger is terminated for any reason, AMR would anticipate filing an alternative plan of reorganization that would include all of its debtor subsidiaries. In any event, if our restructuring is protracted, whether because approval by the Bankruptcy Court of AMR's entry into the Merger Agreement is delayed or because the Merger Agreement is terminated, it could adversely affect our business, financial condition and results of operations, including our relationships with our people, vendors, strategic partners, service providers and customers. If we experience a protracted reorganization, there is a significant risk that the value of our enterprise would be substantially eroded to the detriment of all of our stakeholders.
Whether or not the Merger is consummated, our ability to emerge from our Chapter 11 Cases and thereafter operate profitably will depend on increasing our revenue, lowering our costs, reducing our liabilities and obtaining sufficient financing or other capital to operate successfully.
AMR has not yet prepared or filed with the Bankruptcy Court the ultimate plan of reorganization covering AMR and its debtor subsidiaries. Under the terms of the Merger Agreement, AMR's plan of reorganization will, among other things, provide for approval of the Merger and distribution to our claimholders of shares in the surviving company. However, if the Merger is not consummated for any reason, it will be necessary for AMR to prepare and file an alternative plan of reorganization, which could include other strategic alternatives or could contemplate that AMR would emerge as an independent company. For an independent plan of reorganization to be effective, we will need to increase our revenue, lower our costs, reduce our liabilities, and obtain and/or demonstrate the sufficiency of financing and/or other capital to operate after emergence.
If AMR were to emerge as an independent company, we currently plan to drive revenue growth by investing heavily in renewing and optimizing our fleet, strengthening both network scale and our alliances, and investing several hundred million dollars annually in modernizing our brand, products and services. Significant capital resources will be required to achieve these goals, and as a result we estimate AMR's planned capital expenditures on a consolidated basis for calendar years 2013-2017 as an independent company would be in excess of $13 billion. After the conclusion of our Chapter 11 Cases, we will need substantial financing or other capital resources, some of which are expected to be subject to Bankruptcy Court approval, whether or not the Merger is consummated. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economy, the credit market's view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we emerge from our Chapter 11 Cases, whether or not the Merger is consummated, the financing and other capital that we will need may not be available to us, or may only be available on onerous terms and conditions. Whether or not the Merger is consummated, there is no assurance that we will be successful in obtaining financing or other needed sources of capital to successfully emerge from Chapter 11 and operate our Company. Inability to obtain sufficient financing or other capital may further delay the emergence of our Company from bankruptcy and/or limit our alternatives, which could result in our inability to continue as a going concern. Even if such financing or other capital is available, there is no guarantee that we will achieve the desired revenue growth to successfully operate.

When our Chapter 11 Cases commenced, our cost structure was heavily driven by labor costs, pension obligations and existing levels of indebtedness. In our Chapter 11 Cases, we have been able to substantially reduce our labor costs across employee groups and pension obligations, and significantly reduce and restructure our indebtedness. Nevertheless, whether or not the Merger is consummated, when we emerge from our Chapter 11 Cases, we expect to have significant debt, pension costs, lease and other obligations, including those related to aircraft acquisitions. Moreover, any actions outside the ordinary course that are taken during our Chapter 11 Cases will be subject to Bankruptcy Court approval, and our ability to take these actions is not entirely within our control. Whether or not the Merger is consummated, there is no guarantee that we will be able to successfully achieve the desired cost savings or meet our planned continuing obligations. Failure to implement substantial cost savings could materially hamper our ability to operate profitably after emergence, and could result in our inability to continue as a going concern.
If the Merger is not consummated, third parties may propose competing Chapter 11 plans of reorganization and we may receive unsolicited offers for our Company or our assets.
Chapter 11 gives us the exclusive right to file a plan of reorganization during the first 120 days after filing for Chapter 11 reorganization. That period can be extended for cause for up to a total of 18 months from the Petition Date, or until May 31, 2013, with approval of the Bankruptcy Court, subject to the ability of third parties to file motions to terminate this exclusive right. While AMR intends to file its plan of reorganization during this so-called “exclusivity period,” there can be no assurance that it will be able to do so. After the expiration of the exclusivity period, third parties can file one or more Chapter 11 plans for the Debtors. Although the Merger Agreement contains restrictions on AMR's ability to negotiate with third parties unless and until the Merger Agreement is terminated, after the exclusivity period is terminated, a third party could file an alternative plan of reorganization that contemplates AMR's continuing as a going concern, AMR's being broken up, AMR's companies or their assets being acquired by a third party, AMR being merged with a competitor, or some other proposal. We may not believe that such an alternative plan of reorganization is in our claimholders' best interests or fully values the benefits to be achieved by our reorganization. If AMR cannot successfully obtain Bankruptcy Court approval of its plan of reorganization during the exclusivity period, AMR may have limited ability to prevent an alternative plan of reorganization from being filed with and approved by the Bankruptcy Court.
AMR has not yet prepared or filed with the Bankruptcy Court a plan of reorganization for itself and its debtor subsidiaries, which we expect will provide for approval of the Merger. AMR's current exclusivity period to file a plan of reorganization extends through and including April 15, 2013, subject to the ability of third parties to file motions to terminate our exclusivity period. If AMR files a plan of reorganization on or prior to such date, AMR will have an exclusive period to solicit and obtain acceptances of such plan of reorganization through and including June 17, 2013.
An unsolicited proposal or alternative plan of reorganization could potentially delay our emergence from our Chapter 11 Cases and expose us to a number of other risks, including potential limitations on our ability to execute our desired plan of reorganization; difficulties in hiring, retaining and motivating key personnel; negative reactions among our employees, vendors, strategic partners and service providers; a failure to provide stakeholders full value for the benefits that could be achieved by the Company post-emergence pursuant to our desired plan of reorganization; and unease and uncertainty among our customer base. In addition, any potential alternative transaction proposed while our Chapter 11 Cases are pending would be expressly subject to Bankruptcy Code requirements and Bankruptcy Court approval.
We may be subject to claims that will not be discharged in our Chapter 11 Cases.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. As of February 13, 2013, approximately 13,366 claims totaling about $290.0 billion have been filed with the Bankruptcy Court against AMR and the debtor subsidiaries. Of those claims, approximately 350 claims aggregating approximately $59 million were filed after the Bar Date. We expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We have identified, and we expect to continue to identify, many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, are without merit, are overstated or for other reasons, including that the claims were filed after the Bar Date. As of February 13, 2013, the Bankruptcy Court has disallowed approximately $100.2 billion of claims and has not yet ruled on AMR's other objections to claims, the disputed portions of which aggregate to an additional $14.8 billion. We expect to continue to file objections in the future. With few exceptions, all claims that arose prior to the filing of our Chapter 11 Cases (i) will be subject to compromise and/or treatment under the plan of reorganization or (ii) will be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. However, there can be no assurance that the aggregate amount of such claims that are not subject to treatment under the plan of reorganization or that are not discharged will not be material.
Our historical consolidated financial information will likely not be comparable to financial information for future periods.
During the course of our Chapter 11 Cases, our financial results may be volatile as asset impairments, asset dispositions, bankruptcy professional fees, contract terminations and rejections and claims assessments, among other things, could significantly impact our consolidated financial statements. Upon emergence from our Chapter 11 Cases, the amounts reported in our subsequent consolidated financial statements are likely to materially change relative to historical consolidated financial statements. For example, upon our emergence from our Chapter 11 Cases, we expect to apply fresh start accounting. As a result, the book values of our long-lived assets and the related depreciation and amortization schedules, among other things, are expected to change.
Any “ownership change” due to our Chapter 11 Cases could limit our ability to utilize our net operating loss carryforwards.
Under the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), a corporation is generally allowed a deduction in any taxable year for net operating losses carried over from prior years (NOL carryforwards). As of December 31, 2012, we had available NOL carryforwards of approximately $6.8 billion for regular federal income tax purposes which will expire, if unused, beginning in 2022, and for state income tax purposes of $3.1 billion, which will expire, if unused, in years 2013 through 2027. The amount of NOL carryforwards for state income tax purposes that will expire, if unused, in 2013 is $105 million. Our NOL carryforwards could be reduced as a result of our Chapter 11 Cases and certain related transactions.
A corporation's ability to deduct its federal NOL carryforwards can be substantially constrained under the general annual limitation rules of section 382 of the Internal Revenue Code if it undergoes an “ownership change” as defined in section 382 (generally where cumulative stock ownership changes among material shareholders exceeds 50 percent during a rolling 3-year period). We expect that an “ownership change” of AMR will occur upon our emergence from our Chapter 11 Cases. The general limitation rules are liberalized where the ownership change occurs upon emergence from bankruptcy and, under certain circumstances, special rules may apply to allow us to utilize substantially all of our post-emergence NOL carryforwards without regard to the general limitations of section 382, although there can be no assurance that such special rules apply to our Chapter 11 Cases. The same or similar rules may also apply to our state NOL carryforwards. Notwithstanding the above, an ownership change subsequent to emergence from bankruptcy may further limit or effectively eliminate our ability to utilize our post-emergence NOL carryforwards.
Liquidity Risks
We may not have sufficient cash and other sources of liquidity to maintain our operations during our Chapter 11 Cases and thereafter.
We entered our Chapter 11 Cases with approximately $4.1 billion in unrestricted cash and cash equivalents and, as of December 31, 2012, we had $3.9 billion in unrestricted cash and cash equivalents. We plan to continue to finance substantially all aircraft scheduled to be delivered to us during our Chapter 11 Cases, but we do not currently expect to require any debtor-in-possession financing. However, because of our ongoing Chapter 11 Cases, we will continue to have heightened exposure to, and less ability to withstand, the operating risks that are customary in the industry, such as volatile fuel costs, global events leading to reduced demand for air travel, the potential obligation to post reserves under credit card processing agreements, the potential obligation to post cash collateral on fuel hedging contracts, severe weather that results in significant flight cancellations or reduced travel demand, and competitors' reduction of ticket pricing. Any of these factors, and other factors, could result in the need for substantial additional funding, particularly if our Chapter 11 Cases are protracted. If we determine that debtor-in-possession financing is useful or necessary to continue operations, we may find that it is very difficult and expensive, or impossible, to obtain, as sources for such financing are limited and we have a very limited quantity of assets which could be used as collateral for such financings.
A number of other factors, including our Chapter 11 Cases, our financial results in recent years, our substantial indebtedness, the competitive revenue environment we face, recent historically high fuel prices, and the financial difficulties experienced in the airline industry, adversely affect the availability and terms of funding that might be available to us during, and following our emergence from, our Chapter 11 Cases. In addition, the global economic downturn resulted in greater volatility, less liquidity, widening of credit spreads, and substantially more limited availability of funding. As a result of these and other factors, there can be no assurances that we will be able to obtain any necessary funding at acceptable rates and on acceptable terms, if at all. An inability to obtain necessary funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations.
At emergence, we will be required to settle certain obligations, such as professional fees, accrued and unpaid interest, and debt obligations that matured during the Chapter 11 Cases. We may find it optimal to, or be required to, settle some of these obligations in cash. At this point in the proceedings, we cannot predict the amount of cash that could be required to settle such obligations at emergence, but the amounts could be significant.
As a result of significant losses in recent years, our financial condition has been materially weakened.
We incurred significant losses in recent years, which have materially weakened our financial condition. We lost $469 million in 2010, $2.0 billion in 2011 and $1.9 billion in 2012. Because of our financial condition, even though we are operating under the protections of Chapter 11, we are vulnerable both to the impact of unexpected events and to deterioration of the operating environment (such as a significant increase in jet fuel prices, a significant decrease in travel demand, or significant increase in competition).
Our indebtedness and other obligations are and will continue to be substantial, and could adversely affect our ongoing business and liquidity.
We have, and expect to continue to have, significant amounts of indebtedness and other obligations, including pension obligations, obligations to make future payments on aircraft equipment and property leases and obligations under aircraft purchase agreements, whether or not the Merger is consummated. Moreover, currently all but a very limited quantity of our assets are pledged to secure our indebtedness. Although we have substantially reduced our prefiling debt and lease obligations as a result of the Chapter 11 process, we also expect to incur substantial additional debt (including secured debt) and lease obligations in the future, whether or not the Merger is consummated. Our substantial indebtedness and other obligations have important consequences. For example, they currently:

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
The factors listed immediately above will likely continue to limit us after our emergence from the Chapter 11 Cases whether or not the Merger is consummated. In addition, increases in the cost of financing could adversely affect our liquidity, business, financial condition and results of operations and limit our ability to execute our business plan.
We have not yet secured financing for all of our scheduled aircraft deliveries.
We have not yet secured financing commitments for some of the aircraft that we have on order, commencing with certain deliveries scheduled for 2013, and we cannot assure investors of the availability or the cost of that financing. If we are not able to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations to purchase such aircraft or we may seek to negotiate deferrals for such aircraft with the aircraft manufacturers.
We could be required to maintain reserves under our credit card processing agreements, which could materially adversely impact our liquidity.
American has agreements with a number of credit card companies and processors to accept credit cards for the sale of air travel and other services. Under certain of these agreements, the related credit card processor may hold back a reserve from American's credit card receivables following the occurrence of certain events, including the failure of American to maintain certain levels of liquidity (as specified in each agreement). In certain circumstances, such reserve could reach 100% of the applicable receivables due to American.
Under such agreements, the amount of the reserve that may be required generally is based on the processor's exposure to us under the applicable agreement and, in the case a reserve is required because of American's failure to maintain a certain level of liquidity, the amount of such liquidity. As of December 31, 2012, we were not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require us to maintain a reserve, our liquidity would be negatively impacted, and could be materially adversely impacted.
Securities Risks
Trading in our securities during the pendency of our Chapter 11 Cases is speculative and could pose substantial risks.
If the Merger Agreement is terminated for any reason and the Merger does not occur, we cannot predict how much time would pass before we could file an alternative plan of reorganization, or whether such a plan would contemplate our emergence from our Chapter 11 Cases as a subsidiary of AMR, as an independent company, in a business combination with another party, or in some other form. If the Merger is not consummated, we could remain in the Chapter 11 Cases for an extended period of time. For these and other reasons, trading in our securities is speculative and could pose substantial risk to investors in our securities. We cannot assure investors that the Merger will close, or, if so, what consideration will be received in the related plan of reorganization by holders of our securities. The Merger Agreement and related plan of reorganization will provide for distributions of common stock of AMR (as the surviving company) to our claim holders based on a formula that will take into consideration a number of factors that will not be determined until the Merger closes.Accordingly, we urge that caution be exercised with respect to existing and future investments in oursecurities or claims.
Claim holders who recover any portion of their investment by means of a distribution of common stock of AMR (as the surviving company) may be subject to substantial dilution as a result of future issuances of post-closing AMR common stock.
Whether or not the Merger is consummated, post-emergence AMR will likely issue common stock to satisfy our claim holders. . Any plan of reorganization will likely include an equity-based incentive compensation plan for officers and employees. In addition, post-emergence AMR could consider issuing additional common stock in order to raise additional capital or for other reasons. The amount and dilutive effect of any such issuances could be substantial.
Business Risks
We could experience significant operating losses in the future.
For a number of reasons, including those addressed in these risk factors, we might fail to achieve profitability and might experience significant losses. In particular, the condition of the economy and the high volatility of fuel prices have had, and continue to have, an impact on our business, financial condition and results of operations, and increase the risk that we will experience losses.
Downturns in economic conditions could adversely affect our revenues, liquidity, business, financial condition and results of operations.
Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel and changes in booking practices, both of which in turn have had, and may have in the future, a strong negative effect on our revenues. Stagnant or worsening global economic conditions either in the United States or in other geographic regions and continued volatility in U.S. and global financial and credit markets may have a material adverse effect on our revenues, liquidity, business, financial condition and results of operations. If such economic conditions were to disrupt capital markets in the future, we may be unable to obtain financing on acceptable terms (or at all) to satisfy future capital commitments and otherwise sustain our operations.
We have been adjusting our capacity in response to trends in demand. No assurance can be given that capacity adjustments or other steps we may take in response to changes in demand will be successful. Capacity reductions or other steps might result in special charges in the future. Further, other carriers may make capacity adjustments or take other actions which may reduce the expected benefits of any steps we may take to respond to changes in demand. Industry-wide capacity may increase to the extent the economy continues to recover from the global recession. If industry capacity increases, and if consumer demand does not continue to keep pace with those increases, we, and the airline industry as a whole, could be negatively impacted.
Our initiatives to generate additional revenues and to reduce our costs may not be adequate or successful.
As we seek to improve our financial condition, we must continue to take steps to generate additional revenues and to achieve a competitive cost structure during our Chapter 11 Cases. As described above, the AMR business plan contains numerous initiatives to reduce our costs and increase our revenues. The adequacy and ultimate success of our initiatives to generate additional revenues and/or reduce our costs cannot be assured. Moreover, whether our initiatives will be adequate or successful depends in large measure on factors beyond our control. For example, any of the following could negatively impact the success of our initiatives: whether the statutory official committee of unsecured creditors appointed by the U.S. Trustee on December 5, 2011 (Creditors' Committee) and other creditors will support our plans; whether other parties may raise concerns with or take positions against the business plan; whether we are able to persuade the Bankruptcy Court to rule in our favor on the numerous matters that will be required to emerge from our Chapter 11 Cases; and, in general, the overall industry environment, including customer demand, yield and industry capacity growth, actions of our competitors and fuel prices. It could be very difficult for us to continue to fund our obligations on an ongoing basis, and to be profitable, if the overall industry revenue environment does not continue to improve or if fuel prices were to increase and persist for an extended period at high levels.
We may be adversely affected by increases in fuel prices, and we would be adversely affected by disruptions in the supply of fuel.
Aircraft fuel has been our largest single operating expense in recent years, and our results are very significantly affected by the cost, price volatility and the availability of jet fuel, which are in turn affected by a number of factors beyond our control. Although fuel prices have abated from the record high prices of several years ago, they remain high and extremely volatile. Due to the competitive nature of the airline industry, we have not always been able to pass on increased fuel prices to customers by increasing fares, and we may not be able to do so in the future.

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
We have a large number of older aircraft in our fleet, and these aircraft are not as fuel efficient as more recent models of aircraft. We believe it is imperative that we continue to execute our fleet renewal plans, and are dependent on Boeing and Airbus to deliver aircraft on schedule. If we experience delays in delivery of, or are unable to obtain, more fuel efficient aircraft, we will be adversely affected.
Our aviation fuel purchase contracts generally do not provide meaningful price protection. While we seek to manage the risk of fuel price increases by using derivative contracts, there can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs. In addition, our Chapter 11 Cases or market factors may negatively affect our ability to enter into derivative contracts. Moreover, we may be required to post material amounts of cash collateral based on the size and market value of the contracts, and if such contracts close when fuel prices are below the applicable levels, we would be required to make payments to close such contracts.
We could be materially adversely affected if we are unable to resolve favorably our pending litigation with certain GDSs and business discussions with certain on-line travel agents, or if we cannot manage effectively the costs, rights and functionality of third party distribution channels.
We are currently involved in litigation with certain global distribution systems, or GDSs, and in business discussions with certain on-line travel agents. On October 31, 2012, we announced the settlement of our disputes with Sabre and the renewal of our distribution agreement with Sabre for multiple years. An adverse outcome in any of the remaining matters could have a material adverse effect on our level of bookings, business, financial condition and results of operations. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - GDS Discussion.” Agreements with the GDSs operated by Travelport and Amadeus continue to be in effect. We could be adversely affected if we are unable to negotiate acceptable new contractual terms for our participation in these systems.
We rely on third party distribution channels, including those provided by or through GDSs (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents, or OTAs (e.g., Expedia, Orbitz and Travelocity), to distribute a significant portion of our airline tickets and we expect in the future to continue to rely on these channels. We hope eventually to use them to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third party distribution channels, while maintaining an industry-competitive cost structure. Any inability to manage our third party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on us.
Our business is affected by many changing economic and other conditions beyond our control, and our results of operations tend to be volatile and fluctuate due to seasonality.
Our business, financial condition and results of operations are affected by many changing economic and other conditions beyond our control, including, among others:

•
actual or potential changes in international, national, regional and local economic, business and financial conditions, including recession, inflation, higher interest rates, wars, terrorist attacks or political instability;

•changes in consumer preferences, perceptions, spending patterns or demographic trends;

•	changes in the competitive environment due to industry consolidation, changes in airline alliance affiliations and other factors;
•actual or potential disruptions to the air traffic control systems;
•increases in costs of safety, security and environmental measures;
•outbreaks of diseases that affect travel behavior; and

•weather and natural disasters.
Thus, our results from operations tend to be volatile and subject to rapid and unexpected change. In addition, due to generally greater demand for air travel during the summer, our revenues in the second and third quarters of the year tend to be stronger than revenues in the first and fourth quarters of the year.
The airline industry is fiercely competitive, and we are subject to increasing competition.
Service over almost all of our routes is highly competitive. Our revenues are sensitive to the actions of other carriers in many areas including pricing, scheduling, capacity and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability. Our ability to compete effectively depends in large part on our ability to achieve a competitive cost structure while our Chapter 11 Cases are pending. If we cannot do so, then our business, financial condition and results of operations would be adversely affected.
We face vigorous, and, in some cases, increasing, competition from major domestic airlines, national, regional, all-cargo and charter carriers, foreign air carriers, low-cost carriers and, particularly on shorter segments, ground and rail transportation. We also face significant and increasing competition from expanded marketing/operational alliances formed by our competitors (some of which are larger than the oneworld alliance, of which we are a charter member). Competition with foreign air carriers and with such marketing/operational alliances has been increasing in recent years in part due to the adoption of liberalized open skies aviation agreements between the United States and an increasing number of countries around the world.
Our business plan currently contemplates focusing our operations in markets with a high concentration of premium business traffic. These markets are extremely competitive. Moreover, the percentage of routes on which we compete with low-cost carriers has grown significantly over time, and we face greater exposure to low-cost carrier competition than do our major hub-and-spoke competitors. Low-cost carriers have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more-established airlines. Some low-cost carriers, including Southwest, have significant numbers of aircraft on order for delivery in the next few years. Low-cost carriers are expected to continue to increase their market share through growth and, potentially, consolidation, and are expected to continue to have an impact on our overall performance. For example, the Wright Amendment Reform Act of 2006, which has reduced restrictions on operations by Southwest and other carriers at Dallas Love Field (LUV) and will eliminate all domestic non-stop geographic restrictions at LUV in October 2014, has increased low-cost carrier competition for our operations at DFW. The actions of the low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.
Certain airline alliances have been, or may in the future be, granted immunity from antitrust regulations by governmental authorities for specific areas of cooperation, such as joint pricing decisions. To the extent alliances formed by our competitors can undertake activities that are not available to us, our ability to effectively compete may be hindered.
We have implemented a joint business agreement (JBA) and related marketing arrangements with British Airways and Iberia, and antitrust-immunized cooperation with British Airways, Iberia, Finnair and Royal Jordanian. In addition, American has implemented an antitrust-immunized JBA with Japan Airlines and a JBA with Qantas. No assurances can be given as to any arrangements that may ultimately be implemented or any benefits that we may derive from such arrangements.
The airline industry may undergo further consolidation or changes in industry alliances, which may strengthen the competitive position of some of our competitors.
In recent years, there have been numerous mergers and acquisitions within the U.S. and international airline industries and numerous changes in industry alliances, which have generally had an adverse effect on us. The mergers of United with Continental and Delta with Northwest have resulted in the formation of larger competitors than us with greater financial resources and more extensive networks than ours. More recently, Southwest strengthened its competitive position through its acquisition of AirTran. AMR's planned Merger with US Airways is intended to address some of the competitive impacts of these actions by other airlines. We are also seeking to address these competitive challenges with our market and alliance strategies, which include growing the oneworld alliance in the world's premier markets for business travelers. There can be no assurances as to the level of success of these strategies.
In the future, there may be additional mergers and acquisitions, and changes in airline alliances, including those in which we may participate and those that may be undertaken by others. Any airline industry consolidation or changes in airline alliances, including oneworld, could substantially alter the competitive landscape and result in changes in our corporate or business strategy. Whether or not the Merger is consummated, consolidation involving other participants in our industry could result in the formation of one or more airlines with greater financial resources, more extensive networks, and/or lower cost structures than exist currently, which could have a material adverse effect on our competitive position and adversely affect our business, financial condition and results of operations. For similar reasons, changes in airline alliances could have a similar adverse impact on us, whether or not the Merger is consummated.
Fares are at low levels and our reduced pricing power adversely affects our ability to achieve adequate pricing.
Our customer yield (on an inflation-adjusted basis) remains low and reflects a decline in our pricing power. Our reduced pricing power is the product of several factors including: greater cost sensitivity on the part of travelers; pricing transparency resulting from the use of the internet; greater competition from low-cost carriers and from carriers that have reorganized in recent years under the protection of Chapter 11; other carriers being better hedged against rising fuel costs and able to better absorb high jet fuel prices; other carriers having younger and more fuel efficient fleets; and the economy. This pricing environment could persist indefinitely.
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
In light of the rapid changes in the airline industry, we evaluate our assets on an ongoing basis with a view to maximizing their value and determining which are core to our operations. We will continue to evaluate our corporate and business strategies during our Chapter 11 Cases; however, the Merger Agreement requires us to continue to operate our business in the ordinary course in many respects, and requires the consent of US Airways to certain changes in our operations. If the Merger is not consummated for any reason, we will be required to reevaluate our corporate and business strategies in connection with devising an alternative plan of reorganization.
Delays in scheduled aircraft deliveries or failure of new aircraft to perform as expected may adversely impact our business, financial condition and results of operations.
Our fleet renewal plans are intended to enhance our ability to operate optimum numbers of specific types of aircraft. In many cases, the aircraft we intend to operate are not yet in our fleet, but we have contractual commitments to purchase or lease them. If for any reason we were unable to take delivery of particular types of new aircraft on contractually scheduled delivery dates, we will be adversely affected. In addition, if the aircraft we receive do not meet the expected performance or quality standards, including with regard to fuel efficiency, our business would be adversely affected.
We are dependent on a limited number of suppliers for aircraft, aircraft engines and parts.
We are dependent on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. As a result, we are vulnerable to any problems associated with the supply of those aircraft, engines and parts, including insufficient supply, design defects, mechanical problems, inadequate performance by suppliers, or adverse perception by the public that could result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft.
Our business is subject to extensive government regulation, which can result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.
Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress has passed laws, and the U.S. Department of Transportation (DOT), the FAA, the Transportation Security Administration (TSA) and the Department of Homeland Security have issued a number of directives and other regulations that affect us. These requirements have imposed substantial costs on us and restricted the ways we can conduct our business.
For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Our failure to timely comply with these requirements has in the past and could in the future result in fines and other enforcement actions by the FAA or other regulators. In addition, the FAA recently issued its final regulations governing pilot rest periods and work hours for all carriers certificated under Part 121 of the Federal Aviation Regulations, including American and the AMR Eagle carriers. The rule, which is effective January 14, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. These regulations could have a material adverse impact on us and the industry upon implementation.
Recent DOT consumer rules require new procedures for customer handling during long onboard delays, further regulate airline interactions with passengers through the reservations process, at the airport and on board the aircraft, and require new disclosures concerning airline fares and ancillary fees such as baggage fees. The DOT has been aggressively investigating alleged violations of these new rules. Other DOT rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international carriers.
The TSA mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per-ticket tax on passengers and a tax on airlines. TSA airport security procedures, which are generally disliked by a significant portion of the traveling public, dampen the demand for air travel to an unknown extent.
The results of our operations, demand for air travel, and the manner in which we conduct our business each may be affected by changes in law and future actions taken by governmental agencies, including:

•	changes in law which affect the services that can be offered by airlines in particular markets and at particular airports, or the types of fees that can be charged to passengers;

•	the granting and timing of certain governmental approvals (including antitrust or foreign government approvals) needed for codesharing alliances and other arrangements with other airlines;

•	restrictions on competitive practices (for example, court orders, or agency regulations or orders, that would curtail an airline's ability to respond to a competitor);

•	the adoption of new passenger security standards or regulations that impact customer service standards (for example, a “passenger bill of rights”);

•	restrictions on airport operations, such as restrictions on the use of takeoff and landing slots at airports or the auction or reallocation of slot rights currently held by us; and

•	the adoption of more restrictive locally imposed noise restrictions.
Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to our operation and, in some cases, may reduce the demand for air travel. We cannot assure investors that compliance with new rules, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on us.
In addition, the U.S. air traffic control (ATC) system, which is operated by the FAA, is not successfully managing the growing demand for U.S. air travel. Air traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. On February 14, 2012, the FAA Modernization and Reform Act of 2012 was signed. The law provides funding for the FAA to rebuild its ATC system, including switching from radar to a GPS based system. It is uncertain when any improvements to the ATC system will take effect. Failure to update the ATC system in a timely manner, and the substantial funding requirements that may be imposed on air carriers of a modernized ATC system, may have a material adverse effect on us.
The ability of U.S. carriers to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time, or because appropriate slots or facilities are not made available. We currently operate on a number of international routes under government arrangements that limit the number of carriers permitted to operate on the route, the capacity of the carriers providing services on the route, or the number of carriers allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on us and could result in the impairment of material amounts of our related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes. For example, the open skies air services agreement between the U.S. and the EU which took effect in March 2008 provides airlines from the U.S. and EU member states open access to each other's markets, with freedom of pricing and unlimited rights to fly beyond the U.S. and to any airport in the EU including London's Heathrow Airport. The agreement has resulted in us facing increased competition in these markets, including Heathrow Airport. In addition, the open skies agreement between the U.S. and Brazil, which was signed in 2010 and takes full effect in 2015, has resulted in increased competition in the U.S./Brazil market.
We are subject to increasingly stringent environmental regulations
Many aspects of our operations are subject to increasingly stringent environmental regulations, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils and waste materials. Compliance with environmental laws and regulations can require significant expenditures.
Concerns about climate change and greenhouse gas emissions, in particular, may result in the imposition of additional legislation or regulation. The EU has adopted a directive under which each EU member state is required to extend the existing EU emissions trading scheme (ETS) to aviation. This would require us to annually submit emission allowances in order to operate flights to and from EU member states in January 2012 and thereafter, including flights between the U.S. and EU member states. In November 2012, the European Commission proposed to suspend for one year the ETS' application to flights entering and departing Europe, to allow ICAO to propose an alternate global emissions reduction scheme. Under the terms of the proposal, with the exception of intra-Europe flights, the monitoring and reporting of emissions, which became effective in 2012, and the submission of emission allowances, scheduled to occur before the end of April 2013, will be suspended and the EU will not collect allowances from airlines in 2013. The proposal is expected to be approved by the European Parliament and EU member states represented in the EU Council in the first quarter of 2013. The ETS may be reactivated if ICAO does not make progress towards an alternate global scheme within the next year. The U.S. enacted legislation in November 2012 that will allow the Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. While these measures create some uncertainty as to the extent to which we will be required to participate in the ETS going forward, it is nevertheless increasingly likely that in the future we will be required to participate in some form of international arrangement governing aircraft emissions. Although the cost of compliance with the ETS, or any alternate global scheme, is difficult to predict because certain key parameters, such as the number and price of emission allowances we may be required to purchase, are unknown, such costs could be significant.
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
Ongoing data security compliance requirements could increase our costs, and any significant data breach could harm our business, financial condition or results of operations.
Our business requires the appropriate and secure utilization of customer and other sensitive information. We cannot be certain that advances in criminal capabilities (including cyber attacks or cyber intrusions over the internet, malware, computer viruses and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our systems, other data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store sensitive information. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad (particularly in the EU), including requirements for varying levels of customer notification in the event of a data breach.
In addition, many of our commercial partners, including credit card companies, have imposed data security standards that we must meet. In particular, we are required by the Payment Card Industry Security Standards Council, founded by the credit card companies, to comply with their highest level of data security standards. While we continue our efforts to meet these standards, new and revised standards may be imposed that may be difficult for us to meet and could increase our costs.
Failure to comply with the Payment Card Industry Standards discussed above or other privacy and data use and security requirements of our partners or related laws, rules and regulations to which we are subject may harm our reputation with our customers and expose us to claims for contract breach, fines, sanctions or other penalties, which could materially and adversely affect our business, financial condition and results of operations. In addition, failure to address appropriately these issues could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur further related costs and expenses.
We could be adversely affected by conflicts overseas or terrorist attacks.
Actual or threatened U.S. military involvement in overseas operations has, on occasion, had an adverse impact on our business, financial condition (including access to capital markets) and results of operations, and on the airline industry in general. The continuing conflict in Afghanistan, or other conflicts or events in the Middle East or elsewhere, may result in similar adverse impacts.
The terrorist attacks of September 11, 2001 had a material adverse impact on us. The occurrence of another terrorist attack (whether domestic or international and whether against us or another entity) could again have a material adverse impact on us.

Our ability to operate and grow our route network in the future is dependent on the availability of adequate facilities and infrastructure throughout our system and, at some airports, adequate slots.
In order to operate our existing flight schedule and, where appropriate, add service along new or existing routes, we must be able to obtain adequate gates, ticketing facilities, operations areas, slots (where applicable) and office space. Also, as airports around the world become more congested, we cannot always be sure that our plans for new service can be implemented in a commercially viable manner, given operating constraints at airports throughout our network. Further, our operating costs at airports at which we operate, including our major hubs, may increase significantly because of capital improvements at such airports that we may be required to fund, directly or indirectly. In some circumstances, such costs could be imposed by the relevant airport authority without our approval.
Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by us are subject to government regulation. Certain of our major hubs in the United States and our most important international destinations, including London's Heathrow Airport, are among the most congested airports in the world and have been or could be the subject of regulatory action that might limit the number of flights and/or increase costs of operations at certain times or throughout the day. We currently have sufficient slots or similar authority to operate our existing flight schedule and have generally been able to acquire the necessary rights to expand flights and to change our schedules. There is no assurance, however, that we will be able to do so in the future because, among other reasons, such allocations are subject to changes in government policy. For example, the FAA is planning a new rulemaking in 2013 to modify the current rules limiting flight operations at New York's JFK and LaGuardia airports, where we have major operations. Any limitation on our ability to acquire or maintain adequate gates, ticketing facilities, operations areas, slots (where applicable) and office space could severely constrain our operations and have a material adverse effect on us.
Our international operations are subject to economic and political instability and could be adversely affected by numerous events, circumstances or government actions beyond our control.
We operate a global business with operations outside of the United States from which we derived approximately 40 percent of our operating revenues in 2012, as measured and reported to the DOT. Our current international activities and prospects could be adversely affected by our Chapter 11 Cases, as well as factors such as reversals or delays in the opening of foreign markets, exchange controls, currency and political risks (including changes in exchange rates and currency devaluations, which are more likely in countries with exchange controls such as Venezuela, which recently devalued its currency, and Argentina), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots. Fluctuations in foreign currencies can significantly affect our operating performance, as well as the value of our assets and liabilities located outside the United States.
We could be adversely affected by an outbreak of a disease that affects travel behavior.
An outbreak of a disease that affects travel demand or travel behavior, such as Severe Acute Respiratory Syndrome, avian flu, H1N1 virus or other illness, or travel restrictions or reduction in the demand for air travel caused by similar public health threats in the future, could have a material adverse impact on us. In addition, such events could result in quarantines of our personnel or an inability to access facilities or our aircraft, which could materially adversely affect us.
We could be adversely affected if we are unable to have satisfactory relations with any unionized or other labor work group, or if we suffer employee strikes, slowdowns or other labor-related disruptions.
Our business is labor intensive. To the extent that we are unable to have satisfactory relations with any labor work group (unionized or independent), our operations and our ability to execute our strategic plans could be adversely affected.
The majority of our employees are represented by labor unions and covered by collective bargaining agreements. Relations with such labor organizations are governed by the Railway Labor Act (RLA). Under this act, the collective bargaining agreements among the Company's subsidiaries and these organizations generally do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed under the RLA and as agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and, if no agreement is reached, either party may request the National Mediation Board (NMB) to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even for several years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board (PEB) may be established, which examines the parties' positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-

help,” such as a strike or other job action, and the airline may resort to its own “self-help,” including the imposition of any or all of its proposed amendments and the hiring of new people to replace any striking workers.
Any disruption by a labor work group (e.g., sick-out, slowdown, full or partial strike, or other job action) may materially adversely affect our business, financial condition and results of operations. There is a risk that employees may engage in such disruptions, with or without union involvement, even if such disruptions are not permitted by the RLA. In the third quarter of 2012, we experienced a labor-related operational disruption, which led to substantial flight cancellations and delays. There can be no assurance that such operational disruptions will not recur in the future.
A higher than normal number of pilot retirements and a potential shortage of pilots could adversely affect us.
From time to time in the past, we have experienced higher than normal rates of pilot retirements, and we currently have a higher than normal number of pilots eligible for retirement. In the past, we had to reduce capacity and take other steps in an effort to reduce the impact of pilot retirements. If pilot retirements were to exceed normal levels in the future, it may adversely affect us. More generally, large numbers of pilots in the industry are approaching retirement age, and the FAA recently issued regulations that increase the flight experience required for pilots working for carriers certificated under Part 121 of the Federal Aviation Regulations. These and other factors could contribute to a shortage of qualified pilots, which could adversely affect us.
Increases in insurance costs or reductions in coverage could have an adverse impact on us.
We carry insurance for public liability, passenger liability, property damage and all-risk coverage for damage to our aircraft. As a result of the terrorist attacks of September 11, 2001, aviation insurers significantly reduced the amount of liability insurance coverage available to commercial air carriers for claims resulting from acts of terrorism, war or similar events (war-risk coverage). At the same time, these insurers significantly increased the premiums for aviation insurance in general. While the price of commercial insurance has declined since the period immediately after such terrorist attacks, in the event commercial insurance carriers further reduce the amount of insurance coverage available to us, or significantly increase its cost, we would be adversely affected. In addition, the failure or insolvency of one of our insurers could result in a lack of coverage.
The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines through September 30, 2013, covering losses to employees, passengers, third parties and aircraft. If the U.S. government were to cease providing such insurance in whole or in part, it is likely that we could obtain comparable coverage in the commercial market, but we could incur substantially higher premiums and more restrictive terms, if such coverage is available at all. If we are unable to obtain adequate war-risk coverage at commercially reasonable rates, we would be materially adversely affected.
We may be unable to retain key management personnel.
We are dependent on the experience and industry knowledge of our key management people, and there can be no assurance that we will be able to retain them. Any inability to retain our key management people, or attract and retain additional qualified management people, could have a negative impact on us.
We are increasingly dependent on technology and could be adversely affected by a failure or disruption of our computer, communications or other technology systems.
We are heavily and increasingly dependent on technology and automated systems to operate our business, reduce our costs and enhance customer service. These technologies and systems include our computerized airline reservation system, flight operations system, financial planning, management and accounting systems, telecommunications systems, website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and automated systems must be able to accommodate a high volume of traffic, maintain secure information, and deliver important flight and schedule information, as well as issue electronic tickets and process critical financial transactions, in a timely manner. The computer and communications systems on which we rely could be disrupted due to various events, some of which are beyond our control, including natural disasters, power failures, terrorist attacks, equipment failures, system implementation failures, software failures and computer viruses, hackers and other cyber attacks. We have taken certain steps to help reduce the risk of some (but not all) of these potential disruptions. There can be no assurance, however, that the measures we have taken are adequate to prevent or remedy disruptions or failures of these systems. Any substantial or repeated failure of these systems could impact our operations and customer service, result in the theft or loss of important data, including private or sensitive information concerning our passengers and other customers, loss of revenues, and increased costs, and generally harm our business, financial condition and results of operations. Moreover, a failure or disruption of certain of our vital systems could limit our ability to operate our flights for an extended period of time, which would have a material adverse impact on us. In addition, we expect we will need to continue to make significant investments in technology to pursue initiatives to reduce costs and enhance customer service. If we are unable to make these investments, our business, financial condition and results of operations could be negatively impacted.

We are at risk of losses and adverse publicity which might result from an accident involving any of our aircraft.
If one of our aircraft, an aircraft that is operated under our brand by one of our regional operators, or an aircraft that is operated by an airline that is one of our codeshare partners were to be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accident may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving any such aircraft could materially adversely affect the public's perception of us. Such public perception could in turn cause harm to our brand and reduce travel demand on our flights, or the flights of our codeshare partners or regional carriers.
Interruptions or disruptions in service at one or more of our primary market airports could have an adverse impact on our business, financial condition and results of operations.
Our business is heavily dependent on our operations at our primary market airports in DFW, Chicago, Miami, New York City and Los Angeles. Each of these operations includes flights that gather and distribute traffic from markets in the geographic region around the primary market to other major cities. A significant interruption or disruption in service at one or more of our primary markets could adversely impact our business, financial condition and results of operations.
The airline industry is heavily taxed.
The airline industry is subject to extensive government fees and taxation that negatively impact our revenue. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights and various U.S. fees and taxes also are assessed on international flights. For example, as permitted by federal legislation, most major U.S. airports impose a passenger facility charge (PFC) per passenger on us. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Moreover, we are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. We collect the ticket tax, along with certain other U.S. and foreign taxes and user fees on air transportation (such as a per-ticket tax on passengers to fund the TSA), and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not our operating expenses, they represent an additional cost to our customers. There are continuing efforts in Congress and in other countries to raise different portions of the various taxes, fees and charges imposed on airlines and their passengers. Increases in such taxes, fees and charges could negatively impact our business, financial condition and results of operations.
Under recent DOT regulations, all governmental taxes and fees must be included in the fares we quote or advertise to our customers. Due to the competitive revenue environment, many increases in these fees and taxes have been absorbed by the airline industry rather than being passed on to the customer. Further increases in fees and taxes may reduce demand for air travel, and thus our revenues.
We may never realize the full value of our intangible assets or our long-lived assets, causing us to record material impairment charges.
In accordance with applicable accounting standards, we are required to test our indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. In addition, we are required to test certain of our other assets for impairment if conditions indicate that an impairment may have occurred.
We may be required to recognize additional impairments in the future due to, among other factors, extreme fuel price volatility, tight credit markets, a decline in the fair value of certain tangible or intangible assets, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. We can provide no assurance that a material impairment charge of tangible or intangible assets will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by us or other carriers. An impairment charge could have a material adverse effect on our business, financial condition and results of operations.
Interruptions or disruptions in our relationships with third-party regional airlines or other third-party service providers could have an adverse impact on us.
We have engaged an increasing number of third-party service providers to perform a large number of functions that are integral to our business, including distribution and sale of airline seat inventory, provision of information technology infrastructure and services, provision of aircraft maintenance and repairs, provision of certain customer and aircraft related functions, provision of various utilities and performance of aircraft fueling operations, among other vital functions and services. We also rely on third-party regional airlines to operate some American Eagle flights. If we experience problems with any of our third-party regional airlines, or other third-party service providers, or unexpected interruptions in their provision of services to us, the public's perception of us could be materially adversely affected. Significant problems, disruptions or interruptions could materially adversely affect our business, financial condition and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
The Company had no unresolved Securities and Exchange Commission staff comments at December 31, 2012.

ITEM 2.	PROPERTIES
Flight Equipment – Operating
Owned and leased aircraft operated by the Company at December 31, 2012 included:

Equipment Type	Average Seating Capacity	Owned	Capital Leased	Operating Leased	Total	Average Age (Years)
American Airlines Aircraft
Boeing 737-800	153	86	—	109	195	6
Boeing 757-200	181	81	2	23	106	18
Boeing 767-200 ER	168	4	9	2	15	26
Boeing 767-300 ER	218	45	—	13	58	19
Boeing 777-200 ER	247	44	3	—	47	12
Boeing 777-300 ER	310	—	—	2	2	—
McDonnell Douglas MD-80	140	106	19	66	191	21
Total		366	33	215	614	15
AMR Eagle Aircraft
Bombardier CRJ-700	63/65	47	—	—	47	6
Embraer RJ-135	37	—	—	21	21	12
Embraer RJ-140	44	59	—	—	59	11
Embraer RJ-145	50	118	—	—	118	11
Super ATR	64	—	—	9	9	19
Total		224	—	30	254	10
Almost all of the Company’s owned aircraft are encumbered by liens granted in connection with financing transactions entered into by the Company.
Of the operating aircraft listed above, four owned Boeing 757-200 aircraft, one McDonnell Douglas MD-80 aircraft and one Boeing 767-200ER aircraft were in temporary storage as of December 31, 2012.
Flight Equipment – Non-Operating
Owned and leased aircraft not operated by the Company at December 31, 2012 included:

Equipment Type	Owned	Capital Leased	Operating Leased	Total
American Airlines Aircraft
Boeing 737-800	1	—	—	1
Boeing 757-200	2			2
McDonnell Douglas MD-80	35	—	—	35
Total	38	—	—	38
AMR Eagle Aircraft
Saab 340B	41	—	—	41
Total	41	—	—	41
Flight Equipment – Leased
Lease expirations for the aircraft included in the table of capital and operating leased flight equipment operated by the Company as of December 31, 2012 are:

Equipment Type	2013	2014	2015	2016	2017	2018 and Thereafter
American Airlines Aircraft
Boeing 737-800	—	—	—	—	—	109
Boeing 757-200	2	7	9	5	2	—
Boeing 767-200 ER	2	9	—	—	—	—
Boeing 767-300 ER	—	—	3	5	4	1
Boeing 777-200 ER	—	—	—	—	—	3
Boeing 777-300 ER						2
McDonnell Douglas MD-80	23	15	6	—	6	35
	27	31	18	10	12	150
AMR Eagle Aircraft
Embraer RJ-135	21
Super ATR	9	—	—	—	—	—
	30	—	—	—	—	—
American leases all Super ATR aircraft from a third party and in turn, subleases those aircraft to AMR Eagle for operation.
Substantially all of the Company’s aircraft leases include an option to purchase the aircraft or to extend the lease term, or both, with the purchase price or renewal rental set at a predetermined amount or to be based essentially on the market value of the aircraft at the end of the term of the lease.
Flight Equipment – Third Party Regional Airlines
The following table summarizes the aircraft contractually obligated to American under capacity purchase agreements with third party regional airlines as of December 31, 2012:

	Fleet Type
Carrier	Bombardier CRJ-200	Embraer RJ-140	Total
SkyWest	12	—	12
ExpressJet[1]	11	—	11
Chautauqua	—	15	15
Total	23	15	38
1ExpressJet is scheduled to begin service from DFW on February 14, 2013.
Of the aircraft listed above, one SkyWest CRJ RJ-200 aircraft was on operational reserve as of December 31, 2012.
See Note 5 and Note 17 to the consolidated financial statements for additional information on the Company's capacity purchase agreements with third party regional airlines.
Flight Equipment - Other Information
All aircraft, excluding the SAAB 340B aircraft and aircraft operated by third party regional airlines, are owned or leased by American as of December 31, 2012.
For information concerning the estimated useful lives and residual values for owned aircraft, lease terms for leased aircraft and amortization relating to aircraft under capital leases, see Notes 2 and 6 to the consolidated financial statements.
See Note 1 to the consolidated financial statements for information on the Company's activities under section 1110 of the Bankruptcy Code. See Note 5 and Note 17 to the consolidated financial statements for information on the Company's aircraft acquisition commitments, payments and options.
Ground Properties
The Company leases or has built as leasehold improvements on leased property most of its airport and terminal facilities in the

U.S. and overseas, its training facilities in Fort Worth, Texas, its principal overhaul and maintenance base at Tulsa International Airport (Tulsa, Oklahoma), its regional reservation offices, and local ticket and administration offices throughout the system. The Company owns its headquarters building in Fort Worth, Texas. American has entered into agreements with the Tulsa Municipal Airport Trust; the Alliance Airport Authority, Fort Worth, Texas; the New York City Industrial Development Agency; and the Dallas/Fort Worth, Chicago O’Hare, Newark, San Juan, and Los Angeles airport authorities pursuant to which such entities issued special facility revenue bonds, the proceeds of which were used to pay a portion of the cost of constructing, improving and modifying facilities and acquiring equipment which are leased to the Company. These special facility revenue bonds are non-recourse to the issuer. In accordance with various orders of the Bankruptcy Court, special facility revenue bond claims in connection with the Alliance Airport, Dallas-Fort Worth International Airport and Luis Munoz Marin International Airport in San Juan are expected to be treated as general unsecured claims.  Claims relating to special facility revenue bonds at the Newark Airport are also expected to be treated as general unsecured claims. The Company also uses public airports for its flight operations under lease or use arrangements with the municipalities or governmental agencies owning or controlling them and leases certain other ground equipment for use at its facilities.
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
On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges. On March 11, 2008, the Company received a request for information from the Swiss Competition Commission concerning, among other things, the scope and organization of the Company's activities in Switzerland. On November 8, 2012, the Swiss Competition Commission issued a preliminary order finding that the Company participated in an illegal conspiracy to set cargo fuel, security, and war risk surcharges, and recommending that the Company should be fined 2,225,310 Swiss Francs. The Company disputes the allegation in the Swiss order and intends to vigorously defend itself under Swiss law. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company's cargo facilities in Sao Paulo, Brazil. On April 24, 2008, the Brazilian competition authorities charged the Company with violating Brazilian competition laws. On December 31, 2009, the Brazilian competition authorities made a non-binding recommendation to the Brazilian competition tribunal that it find the Company in violation of competition laws and levy a fine in an unspecified amount. The authorities are investigating whether the Company and certain other foreign and domestic air carriers violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments. The Company is vigorously contesting the allegations and the preliminary findings of the Brazilian competition authorities. The Company intends to cooperate fully with all pending investigations.
In addition, the Company has received inquiries from a number of other jurisdictions, including Australia and Korea, regarding the Company's practices relating to setting fuel charges. The Company has timely responded to all such inquiries.
On January 10, 2011, the Company filed a lawsuit in Tarrant County, Texas State Court against Sabre alleging, among other claims, that Sabre's actions of introducing bias against the display of American's services in its global distribution system (GDS) and substantially increasing the rates that it would charge the Company for bookings made through the Sabre GDS breached its agreement with the Company.  On July 8, 2011, the Company filed new breach of contract and Texas antitrust claims in this action. On June 8, 2011 and October 7, 2011, Sabre filed counterclaims against the Company alleging that American has breached its agreement and that American violated antitrust laws. On October 30, 2012, Sabre and American settled their disputes. Under the terms of the settlement, (i) the parties renewed their current distribution agreement for multiple years, (ii) American agreed to negotiate with Sabre for additional technology services in the future, (iii) Sabre agreed to provide a monetary payment to American, and (iv) American may continue to pursue its direct connect initiative. The terms were approved by the bankruptcy court on December 5, 2012.
On April 12, 2011, the Company filed an antitrust lawsuit against Travelport and Orbitz in Federal District Court for the Northern District of Texas. On June 1, 2011, Sabre filed a request to intervene in this action and stated that it intended to file its own claims against American alleging that American violated the antitrust laws by withholding certain content from the Sabre GDS. On June 1, 2011, the Company amended its lawsuit to add Sabre as a defendant. On October 20, 2011, American sought leave to file new antitrust claims against the defendants based on facts learned through discovery. The lawsuit, as amended, alleges, among other things, that the defendants (1) engaged in anticompetitive practices to preserve their monopoly power over American's ability to distribute its products through their subscribers; (2) conspired with each other, as well as other third parties, to preserve existing the GDS business model; (3) undertook actions against American, such as biasing and increasing prices, to punish American for supporting a competitive alternative, and (4) organized, supported, and monitored a boycott of American services among travel agencies. The lawsuit further alleges that these actions have prevented American from employing new competing technologies and have allowed the defendants to continue to charge American supracompetitive fees. The lawsuit seeks both injunctive relief and unspecified money damages. All defendants filed motions requesting that the court dismiss American's claims. On November 21, 2011, the court granted those motions as to certain claims, but denied them as to others. The court further granted American's request to amend its lawsuit by filing additional claims based on the evidence it had uncovered in discovery. American filed a motion for reconsideration of those portions of the court's November 21 order dismissing certain of American's claims, and the defendants each filed new motions to dismiss certain claims asserted in American's amended complaint. On February 28, 2012, the court partially granted and partially denied American's motion for reconsideration. On August 7, 2012, the court denied the defendants' motions to dismiss American's amended claims,

On December 22, 2011, Travelport brought counterclaims against American alleging that American's direct connect efforts violate the antitrust laws by preserving American's monopoly power on certain city pairs, and asking for permanent injunctive relief and unspecified monetary damages and fees and expenses.On February 21, 2012, American moved to dismiss these claims. On August 16, 2012, the court granted American's motion to dismiss Travelport counterclaims. On February 5, 2013, Travelport filed a motion for reconsideration of the court's August 16, 2012 order granting American's motion to dismiss and to amend its counterclaims to assert a new claim against American.  The proposed new counterclaim alleges that American participated in a conspiracy with rival airlines and Farelogix (a technology provider to American) to reduce and eliminate competition from Travelport and other GDSs and to coordinate their negotiations with Travelport and other GDSs.  Based on this new proposed counterclaim, Travelport seeks: (1) a decree that American violated, and threatens to continue violating, 15 U.S.C. § 1; (2) a permanent injunction prohibiting American from conspiring with rival airlines regarding direct connects, distribution strategy, or on negotiations with GDSs; (3) a permanent injunction requiring American to provides its fare information to Travelport and prohibiting American from terminating a travel agency's ticketing authority, denying a travel agency access to American's fare information, or taking any other punitive action against a travel agency because it chooses to use Travelport instead of American's direct connect; (4) an award of three times Travelport's actual damages; and (5) an award of all costs in the action, including attorneys' fees and interest.  Travelport does not specify the amount of its actual damages.
American's claims against Sabre in this lawsuit have been resolved pursuant to the October 30, 2012 settlement agreement. American intends to vigorously pursue its remaining claims against Travelport and Orbitz, which are not stayed by our Chapter 11 filing.
The Company is engaged in other legal proceedings from time to time.  Such proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome being dependent upon a number of variables, some of which are not within the control of the Company.  Therefore, although the Company will vigorously defend itself in each of the described actions, the ultimate resolution and potential financial impact on the Company is uncertain.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II
 _____________________________________________________________________________________________________

ITEM 5.	MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
American Airlines, Inc. is a wholly-owned subsidiary of AMR Corporation and there is no market for the Registrant’s Common Stock

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
(in millions, except per share amounts)

	2012 [1,4]	2011 [1]	2010 [1]	2009 [1,4]	2008 [1]
Total operating revenues	$24,825	$23,957	$22,150	$19,898	$23,696
Operating income (loss)	41	(1,170)	151	(1,163)	(2,054)
Reorganization items, net[2]	(2,179)	(116)	—	—	—
Net income (loss)	(1,926)	(1,965)	(469)	(1,474)	(2,531)
Total assets	23,264	23,589	22,422	22,964	22,518
Long-term debt, less current maturities	6,762	6,729	6,095	7,385	6,102
Obligations under capital leases, less current obligations	381	—	497	599	582
Obligation for pension and postretirement benefits[3]	6,780	9,204	7,876	7,397	6,613
Liabilities subject to compromise	5,694	3,952	—	—	—
Stockholders’ equity (deficit) [5]	(9,962)	(9,037)	(6,336)	(5,878)	(4,905)

1
Includes special charges and other items, as follows: In 2012, special charges consisted of $386 million of severance related charges and write off of lease hold improvements on aircraft and at airport facilities that were rejected during the Chapter 11 process. The Company's 2012 results also includes a $280 million benefit from a settlement of a commercial dispute. In 2011, special charges and other items consisted of $799 million, including $725 million related to the impairment of certain aircraft and gates, $31 million of non-recurring non-cash charges related to certain sale/leaseback transactions, and a $43 million revenue reduction as a result of a decrease in the breakage assumption related to the AAdvantage frequent flier liability. In 2010, special items consisted of $81 million and include the impairment of certain route authorities in Latin America and losses on Venezuelan currency remeasurement. In 2009, restructuring charges of $171 million primarily consisted of the grounding of the Airbus A300 fleet and the impairment of Embraer RJ-135 aircraft. Special items in 2009 consisted of $184 million and include the impairment of certain route and slot authorities, primarily in Latin America, and losses on certain sale-leaseback transactions. In 2008, restructuring charges consisted of $1.2 billion primarily related to aircraft and employee charges due to announced capacity reductions (for further discussion of these items, see Note 3 to the consolidated financial statements).

2
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. See Note 1 to the consolidated financial statements for further information on reorganization items.

3
The Company's defined benefit pension plans were frozen effective November 1, 2012 and the Pilot B Plan, a defined contribution plan, was terminated on November 30, 2012. Further, the Company significantly modified its retiree medical plans in 2012 resulting in the recognition of a negative plan amendment. See Note 11 to the consolidated financial statements for further information on retirement benefits, including the financial impact of these plan changes.

4	Includes the impact of a $569 million and $248 million tax benefit related to the allocation of tax expense to other comprehensive income items recognized in 2012 and 2009, respectively.

5
As a result of a significant decline in 2008 in the market value of the Company’s benefit plan assets, the Company recorded a $3.0 billion increase in pension and retiree medical and other benefits and a similar decrease in stockholders’ equity in 2008. In 2008, the Company incurred $103 million in expense due to a pension settlement. As a result of actuarial changes in the discount rate, the Company recorded a $1.3 billion increase in pension and retiree medical and other benefits obligations and a corresponding decrease in stockholders’ equity in 2011.
No cash dividends were declared on AMR’s common shares during any of the periods above.
Information on the comparability of results is included in Item 7, “Management’s Discussion and Analysis” and the notes to the consolidated financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Chapter 11 Progress

As previously mentioned, AMR, American, and the other Debtors filed the Chapter 11 Cases on November 29, 2011. For a discussion of the Chapter 11 Cases, see Item I, "Business - Chapter 11 Proceedings" and Note 1 to the consolidated financial statements. Since the Petition Date, the Company has made substantial progress towards transforming the Company and restoring it to industry leadership, profitability and growth, as outlined in its restructuring business plan.

Key Achievements During 2012

•
New labor agreements - American and AMR Eagle have new contracts with all of their labor groups, including the APA, APFA, AFA, ALPA, and all seven American TWU-represented groups (Fleet Service Clerks, Dispatchers, Ground School Instructors, Maintenance Control Technicians, Simulator Technicians, Mechanics and Related (M&R), and Stores) and AMR Eagle TWU-represented groups.

•
Significant cost reductions - The Company has made substantial progress in reducing its cost structure. This included improving certain of the financial terms of its debt and lease agreements, including many related to aircraft and real property leases, optimizing the fleet and facilities by grounding older planes and closing certain facilities, and negotiating improved supplier contracts. These agreements on improved terms are generally subject to certain conditions, including in some cases reaching agreement on definitive documents and the Company's successful emergence from the Chapter 11 Cases. The Company is also implementing changes that will reduce approximately 10,500 positions across all workgroups, including roughly 1,500 positions in management, as a result of an organizational redesign completed in 2012.

•
Improved revenue performance - Consolidated passenger revenues increased $986 million, or 4.8%, in 2012 compared to prior year driven by a strong yield environment and increased load factors. Further, the Company posted its largest annual revenue in Company history.

•
Renewing and optimizing the fleet - With the aircraft commitments discussed in Note 5 and Note 17 to the consolidated financial statements, the Company anticipates that American’s mainline jet fleet will be the youngest in North America by 2017. In the fourth quarter of 2012, the size of American's fleet of 737-800s surpassed that of its MD-80s. In addition, American took the first delivery of its new flagship aircraft, the Boeing 777-300ER, in December 2012 and has 59 new mainline aircraft slated for delivery in 2013.

•
Customer experience enhancements - In 2012, American took several steps to enhance the customer travel experience, including redesigning the interior of its international widebody aircraft; installing Main Cabin Extra, which offers more legroom in portions of the main cabin; and announcing it will become the first domestic carrier to offer three-class service and fully lie-flat First and Business Class seats on transcontinental flights. In November 2012, the Company also announced new travel options and a new booking path on AA.com.

•
Strengthening the network - The Company continued to build network scale and alliances by expanding service from its hubs to the domestic and international cities most desirable to high value customers and capitalizing on the JBAs established over the past two years with British Airways and Iberia, JAL and Qantas. The Company continues to strengthen its Latin American network, with increased destinations and frequencies throughout the region. In December 2012, American signed agreements to codeshare with Sao Paulo-based TAM Airlines and Bogota-based LAN Colombia. Once approved, these new codeshare relationships will provide expanded opportunities for American to serve new markets in Brazil and Colombia. Further, in 2012, oneworld welcomed new member Air Berlin and members-elect Malaysia Airlines, SriLankan Airlines, and Qatar Airways.

•
Retirement benefits solution - The Company, in working with the Creditors' Committee and the Pension Benefit Guarantee Corporation (PBGC), developed a solution that allowed the Company to freeze its defined benefit pension plans instead of seeking termination. The freeze of these plans became effective on November 1, 2012, and the Pilot B Plan, a defined contribution plan, was terminated on November 30, 2012. Eligible employees began to receive a replacement benefit under the $uper $aver 401(k) Plan on November 1, 2012. Subsidized retiree medical coverage was discontinued for current employees November 1, 2012.

As noted above, on February 13, 2013, AMR entered into a Merger Agreement with US Airways. In the event that the Merger Agreement is terminated for any reason, the Chapter 11 Cases will continue and AMR will prepare and propose an alternative plan of reorganization which could contemplate, among other things, consolidation with another entity, the sale or disposition of certain of AMR's assets or AMR's emergence as a standalone entity. If AMR were to emerge on an independent basis, the Company believes that it should be able to achieve its targeted cost savings of approximately $2 billion each year and its targeted annual revenue enhancements of $1 billion by 2017, although there can be no assurance that it would be able to do so.

See Note 1 of the consolidated financial statements for additional details on the Chapter 11 Reorganization.

Other Recent Events
Merger Agreement
As noted above, on February 13, 2013, AMR entered into a Merger Agreement with US Airways. See Note 17 to the consolidated financial statements for further information, including a description of the Merger Agreement and Plan of Merger.
Other
On December 7, 2011, the Communications Workers of America (CWA) filed an application with the National Mediation Board (NMB) requesting a representation election among American's passenger service employees. The NMB subsequently concluded that the CWA had submitted a sufficient showing of interest to permit an NMB-authorized election. American, believing the NMB's decision to authorize an election was inconsistent with a new law that increased the minimum required showing of interest necessary for an election, filed a lawsuit in a Fort Worth federal district court, asking the court to declare that the new law prohibits the NMB from ordering an election unless the union has submitted the new required minimum showing of interest (50% or more of the entire employee group).
While the court litigation was pending, the NMB issued a determination that it would proceed with the election, and that the election process would commence on June 14, 2012. American then secured a temporary restraining order prohibiting the NMB from proceeding with the election. The court subsequently issued a decision declaring that the new 50 percent standard governs the NMB's conduct with respect to the CWA's election application, and permanently enjoined the NMB from proceeding with the election unless it determined the CWA's application was supported by a showing of interest of at least fifty percent. The NMB appealed this decision to the Fifth Circuit U.S. Court of Appeals, and a panel of that court vacated the district court's decision and remanded the matter to that court with instructions to dismiss the Company's complaint.  American asked the full Fifth Circuit Court of Appeals to reconsider the panel's ruling, but the request was denied. American made further requests of the Court of Appeals and the U.S. Supreme Court to stop the election from proceeding pending a review on the merits, but those efforts were unsuccessful.
The NMB proceeded with a union election among American's passenger service employees, and American cooperated with the NMB in its election process.  On January 15, 2013, the NMB announced that American's passenger service employees voted to remain independent. Neither side raised challenges to the results of the election or filed charges of election interference, and the matter is now closed.
GDS Discussion
Over the past several years, American has been developing a direct connection technology, designed to distribute its fare content and bookings capability directly to travel agents in order to achieve greater efficiencies, cost savings, and technological advances in the distribution of our services. Historically, approximately 60% of American's bookings are booked through travel agencies, which typically use one or more global distribution systems, or “GDSs”, to view fare content from American and other industry participants. American filed litigation against two of the GDSs, Sabre and Travelport, and Orbitz, a large online travel agency that is affiliated with Travelport. In that litigation, American alleged, among other things, that one or more of the defendants (1) engaged in anticompetitive business practices to preserve GDS monopoly power in the distribution of airlines services through travel agencies; (2) conspired with each other to preserve the existing GDS business model; (3) engaged in numerous actions intended to punish American for supporting a competitive alternative to the GDSs, including biasing displays against American's services and imposed large price increases, (4) organized, supported, and monitored a boycott of American services among travel agencies; and (5) interfered with American's contractual relationships, including an obligation owed by Orbitz to cooperatively work with American to receive American's content through a direct connect.
Sabre and American settled their disputes in October 2012. Under the terms of the settlement, (i) the parties renewed their current distribution agreement for multiple years, (ii) American agreed to negotiate with Sabre for additional technology services in the future, (iii) Sabre agreed to provide a monetary payment to American, and (iv) American may continue to pursue its direct connect initiative. The terms were approved by the bankruptcy court on December 5, 2012. American's agreement with Sabre did not resolve claims brought by or against Travelport and Orbitz. American is continuing to pursue federal antitrust claims against both Travelport and Orbitz, as well as breach of contract and tort claims against Travelport.
On November 1, 2010, after Orbitz refused to receive American's content through American's newest version of direct connect, American notified Orbitz that it intended to terminate its contracts and agency relationship. On November 5, 2010, Travelport, the GDS used by Orbitz, filed a lawsuit against American seeking a ruling that a notice of termination delivered by American to Orbitz breached American's content distribution agreement with Travelport, and Travelport subsequently obtained a preliminary injunction which precluded American from terminating its relationship with Orbitz prior to September 1, 2011. On December 3, 2010, Travelport doubled the booking fees it charges American for some international point-of-sale bookings through Travelport, and made it more difficult for travel agents to find American's fares on the Travelport system display. We believe these actions violated our agreement with Travelport. In response, American filed counterclaims against Travelport for breach of contract, and announced that it would charge travel agencies for bookings through Travelport in an effort to offset the booking fee increase. That surcharge was never implemented. American and Travelport subsequently entered into short term extensions of its agreement, which also provides that neither American nor Orbitz will terminate their agency relationship during the term of these extensions. The litigation initiated by Travelport in response to American's decision to terminate Orbitz, as described under Item 3, "Legal Proceedings", is currently stayed as a result of the Chapter 11 filing. American's federal antitrust claims, which are pending in a different court, have not been stayed during the pendency of the bankruptcy. We will vigorously pursue our claims and defenses in both these actions. However, there can be no assurance that we will ultimately prevail in the lawsuit filed by Travelport or on our counterclaims, or in the lawsuit that American has filed against Travelport or Oribtz. In addition, there can be no assurance that American, Travelport, and Orbitz will enter into acceptable long term agreements.
On February 5, 2013, Travelport filed a motion for reconsideration of the court's August 16, 2012 order granting American's motion to dismiss and to amend its counterclaims to assert a new claim against American.  The proposed new counterclaim alleges that American participated in a conspiracy with rival airlines and Farelogix (a technology provider to American) to reduce and eliminate competition from Travelport and other GDSs and to coordinate their negotiations with Travelport and other GDSs.  Based on this new proposed counterclaim, Travelport seeks: (1) a decree that American violated, and threatens to continue violating, 15 U.S.C. § 1; (2) a permanent injunction prohibiting American from conspiring with rival airlines regarding direct connects, distribution strategy, or on negotiations with GDSs; (3) a permanent injunction requiring American to provides its fare information to Travelport and prohibiting American from terminating a travel agency's ticketing authority, denying a travel agency access to American's fare information, or taking any other punitive action against a travel agency because it chooses to use Travelport instead of American's direct connect; (4) an award of three times Travelport's actual damages; and (5) an award of all costs in the action, including attorneys' fees and interest.  Travelport does not specify the amount of its actual damages.

While we believe that some of the bookings through Orbitz and Travelport have transitioned or will transition to other distribution channels, such as other travel agencies, metasearch sites and American's AA.com web site, it is not possible at this time to estimate what the ultimate impact would be to our business if we are unsuccessful in resolving one or more of these matters. If as a result of these matters it becomes more difficult for our customers to find and book flights on American, we could be put at a competitive disadvantage against our competitors and this may result in lower bookings. If we are unable to sell American inventory through any or all of these channels, our level of bookings, business and results of operations could be materially adversely affected.
Contingencies
The Company has certain contingencies resulting from litigation and claims incident to the ordinary course of business. Management believes, after considering a number of factors, including (but not limited to) the information currently available, the views of legal counsel, the nature of contingencies to which the Company is subject and prior experience, that the ultimate disposition of the litigation (please see Item 3, "Legal Proceedings") and claims will not materially affect the Company’s consolidated financial position or results of operations. When appropriate, the Company accrues for these contingencies based on its assessments of the likely outcomes of the related matters. The amounts of these contingencies could increase or decrease in the near term, based on revisions to those assessments. See also "Other Information" and Note 2 to the consolidated financial statements for information on the claims resolution process.
As a result of the Chapter 11 Cases, virtually all prepetition pending litigation against the Company is stayed.

Financial Highlights
The Company recorded a consolidated net loss of $1.9 billion in 2012 compared to a net loss of $2.0 billion in 2011. The Company’s consolidated net loss reflects $2.2 billion of charges to reorganization items, net and significant year-over-year increases in fuel prices, offset by higher operating revenues. Consolidated passenger revenue increased by $1.0 billion to $21.7 billion in 2012 compared to the prior year driven by a strong yield environment and increased load factors. Cargo and other revenues decreased by $118 million to $3.2 billion for 2012 compared to the prior year. Mainline passenger unit revenues increased 5.6 percent in 2012 due to a 4.5 percent increase in passenger yield year-over-year. This also reflects an increase in load factor of approximately 0.9 points compared to 2011.
Charges to reorganization items, net, of $2.2 billion for 2012 are primarily from estimated claims associated with restructuring the financing arrangements for certain debt and aircraft, including an estimated net loss of $276 million related to the modification of the financing arrangement for the Embraer RJ-140 and RJ-145 aircraft, other claim settlements and professional fees. Fuel prices continued the trend set in 2011, with prices remaining high and extremely volatile. The Company paid an average of $3.20 per gallon in 2012 compared to an average of $3.01 per gallon in 2011, including the effects of hedging. As a result, fuel expense, taking into account the impact of fuel hedging, increased $1.3 billion year-over-year to $8.7 billion. Hedging gains reduced fuel expense by approximately $4 million. Other operating expenses were lower reflecting the initial impact of the Chapter 11 restructuring process.
In addition, the Company’s 2012 results were impacted by the following items:

•
The Company recognized a $569 million non-cash income tax benefit during the fourth quarter of 2012 related to gains in other comprehensive income. See Note 9 to the consolidated financial statements for further information.

•	In 2012, the Company recorded $360 million of charges for severance related costs associated with planned reductions in certain work groups.

•
In late September and early October 2012, the Company experienced a labor related operational disruption resulting in the cancellation or delay of a substantial number of flights and which affected bookings for fourth quarter travel. This negatively impacted 2012 revenue and net earnings by approximately $120 million and $112 million, respectively.

•	Hurricane Sandy and the early November snow storm in the Northeast negatively impacted fourth quarter 2012 revenues and net earnings by approximately $65 million and $49 million, respectively.

•	The Company's fourth quarter results include a $280 million benefit from a settlement of a commercial dispute.
The Company recorded a consolidated net loss of $2.0 billion in 2011 compared to a net loss of $469 million in 2010. The Company’s consolidated net loss reflected significant year-over-year increases in fuel prices, partially offset by higher operating revenues. Consolidated passenger revenue increased by $1.6 billion to $20.7 billion in 2011 compared to the prior year. Cargo and other revenues increased by $223 million to $3.3 billion for 2011 compared to the prior year. Mainline passenger unit revenues increased 6.3 percent in 2011 due to a 6.2 percent increase in passenger yield year-over-year. This also reflected an increase in load factor of approximately 0.1 percent compared to 2010.
The increase in total operating revenue was offset by significantly higher year-over-year fuel prices. Fuel prices increased significantly through the second quarter and remained high and extremely volatile through year-end 2011. The Company paid an average of $3.01 per gallon in 2011 compared to an average of $2.31 per gallon in 2010, including the effects of hedging. As a result, fuel expense, taking into account the impact of fuel hedging, increased $1.7 billion year-over-year to $7.4 billion. Hedging gains reduced fuel expense by approximately $297 million.
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

•
In the fourth quarter of 2011, the Debtors recognized $116 million in reorganization items related to expenses (including professional fees) and provisions for losses that are realized or incurred in the Chapter 11 Cases.

•	Also in the fourth quarter of 2011, special charges and other items consisted of $768 million, including $725 million

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

Liquidity and Capital Resources
The matters described herein, to the extent that they relate to future events or expectations, may be significantly affected by the Chapter 11 Cases. Those proceedings will involve, or may result in, various restrictions on our activities, limitations on financing, the need to consult with the Creditors' Committee and other key stakeholders and to obtain Bankruptcy Court approval for various matters and uncertainty as to relationships with vendors, suppliers, customers, labor and others with whom we may conduct or seek to conduct business. The Debtors cannot predict the impact, if any, that its Chapter 11 Cases might have on these obligations. For further information regarding the Chapter 11 Cases, see Note 1 to the consolidated financial statements.
Cash, Short-Term Investments and Restricted Assets
At December 31, 2012, the Company had $3.9 billion in unrestricted cash and short-term investments and $850 million in restricted cash and short-term investments, both at fair value, versus $4.0 billion in unrestricted cash and short-term investments and $738 million in restricted cash and short-term investments at December 31, 2011.
The Company has restricted cash and short-term investments related primarily to collateral held to support projected workers compensation obligations and funds held for certain tax obligations.
As of December 31, 2012, approximately $527 million of the Company's cash and short-term investments balances were held in foreign bank accounts, of which $413 million is held in Venezuela.  On February 8, 2013, the Venezuelan Government devalued its currency from 4.3 bolivars per U.S. dollar to 6.3 bolivars per U.S. dollar.  Subsequently, the Venezuelan Government decreed that for applications of foreign exchange related to international air transportation operations filed with the Venezuelan Government on or before February 8, 2013, the rate of 4.30 bolivars per U.S. dollar would be applied. As a result, the Company does not expect to recognize a material loss related to the currency remeasurement in February 2013. The Company does not expect any significant ongoing impact of the currency devaluation on its operations in Venezuela, but there can be no assurances to that effect. As further discussed in the Risk Factors included under Item 1A, currency is subject to risks including exchange controls, changes in foreign exchange rates and currency devaluation.
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
Certain of the Company’s debt financing agreements contain loan to value ratio covenants and require the Company to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, the Company may be required to subject additional qualifying collateral (which in some cases may include cash collateral) or, in the alternative, to pay down such financing, in whole or in part, with premium (if any). One of such agreements also includes covenants that, among other things, limit the ability of the Company and its subsidiaries to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends. In addition, under such agreement, if American fails to maintain a collateral ratio of 1.5 to 1.0, American must pay additional interest on the related notes (which bear interest at 7.5% per annum) at the rate of 2% per annum until the collateral coverage ratio equals at least 1.5 to 1.0. See Note 7 to the consolidated financial statements for further information.
Significant Indebtedness and Future Financing

Our indebtedness and our ability to obtain sufficient financing are significant risks to the Company as discussed more fully in the Risk Factors included under Item 1A.
The Chapter 11 petitions triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of the Bankruptcy Code, the commencement of a Chapter 11 case automatically stays most creditor actions against the Debtors’ estates.
The Company currently has financing commitments that, subject to certain conditions, cover (1) 77 of the 86 of the Boeing 737 aircraft scheduled to be delivered to it through 2016 (and the Company is currently seeking to arrange financing for the remainder of those aircraft) and (2) all of the 110 Airbus A320 Family aircraft scheduled to be delivered to it through 2016. In addition, the Company has arranged up to $750 million of financing that it may apply to any of up to eight Boeing 787 aircraft scheduled to be delivered to it, including the 26 Boeing 787 aircraft scheduled to be delivered to it through 2016, and the Company expects that it may seek to arrange alternative or additional financing for those aircraft.  The Company does not have committed financing for any of the Boeing 777-300ER aircraft scheduled to be delivered to it (all of which are scheduled to be delivered during 2013-2016), and plans to finance these aircraft in the future.
In 2013, including liabilities subject to compromise, the Company will be contractually required to make approximately $1.5 billion of principal payments on long-term debt and approximately $42 million in principal payments on capital leases, and the Company expects to spend approximately $3.1 billion on capital expenditures, including aircraft commitments.
As discussed above, under “Chapter 11 Progress”, we have been using the benefits afforded by the Bankruptcy Code to restructure the terms of much of our indebtedness. We cannot predict at this time the outcome of our efforts to restructure our indebtedness. It is possible that holders of our unsecured indebtedness may lose all or a substantial portion of their investment in our unsecured indebtedness upon the implementation of any plan of reorganization that is ultimately accepted by the requisite majority of creditors and approved by the Bankruptcy Court.
See Note 5 and Note 17 to the consolidated financial statements for further information on the Company’s aircraft acquisition commitments, payments, options, and financing arrangements.
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
Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of AMR's failure to maintain a certain level of liquidity, the amount of such liquidity. As of December 31, 2012, the Company was not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.
Pension Funding Obligation
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010.
As a result of the Chapter 11 Cases, AMR contributed $272 million to its defined benefit pension plans in 2012 to cover post-petition periods. As a result of only contributing the post-petition portion of the required contribution, the PBGC filed a lien against certain assets of the Company. The Company’s 2013 contribution to its defined benefit pension plans is subject to the Chapter 11 proceedings.
Cash Flow Activity
At December 31, 2012, the Company had $3.9 billion in unrestricted cash and short-term investments, which is a decrease of $112 million from the balance as of December 31, 2011. Net cash provided by operating activities during the year ended December 31,

2012 was $1.1 billion, as compared to $697 million during 2011. The increase is primarily the result of a stronger revenue environment and cost savings resulting from the Company’s Chapter 11 Cases as described in Note 1 to the consolidated financial statements.
The Company made debt and capital lease payments of $1.3 billion and invested $1.9 billion in capital expenditures in 2012. Capital expenditures primarily consisted of new aircraft and certain aircraft modifications.
Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited by the counterparty. As of December 31, 2012, the cash collateral posted by AMR for such counterparties was approximately $0.6 million as compared to cash collateral held of $0.5 million at December 31, 2011. Cash posted at December 31, 2012 is included in other assets. As a result of movements in fuel prices, the cash collateral amounts held by AMR or the counterparties to such contracts, as the case may be, can vary significantly.As a result of the Terrorist Attacks and the subsequent liability protections provided for by the Air Transportation Safety and System Stabilization Act (the Stabilization Act), the Company recorded a liability for the Terrorist Attacks claims equal to the related insurance receivable due to American. The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the Terrorist Attacks, against any air carrier shall not exceed the liability coverage maintained by the air carrier. In the second quarter of 2011, the Company received $576 million in insurance proceeds as partial settlement of claims related to the Terrorist Attacks. The Company used these funds to pay a portion of its share of the associated liability. Reflecting this settlement, the remaining liability, and the amount of the offsetting receivable as of December 31, 2012, were each $1.1 billion.
Compensation On November 27, 2012, the Compensation Committee of the Company's Board of Directors approved the 2013 Annual Short-Term Incentive Plan (STIP) for non-officer managers of American. This annual bonus plan provides for the payment of awards in the event certain financial metrics are satisfied. The Company also adopted a profit sharing plan for 2013, which will pay awards to certain employees based on a percentage of pre-tax income.
Working Capital AMR (principally American) historically operates with a working capital deficit. In addition, the Company has historically relied heavily on external financing to fund capital expenditures. More recently, the Company has also relied on external financing to fund operating losses, employee pension obligations and debt maturities.
Off Balance Sheet Arrangements American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 19 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft. As of December 31, 2012, future lease payments required under these leases totaled $98 million.
Certain special facility revenue bonds have been issued by certain municipalities primarily to purchase equipment and improve airport facilities that are leased by American and accounted for as operating leases. In accordance with various orders of the Bankruptcy Court, special facility revenue bond claims (totaling approximately $1.1 billion) in connection with the Alliance Airport, Dallas-Fort Worth International Airport and Luis Munoz Marin International Airport in San Juan are expected to be treated as general unsecured claims.  Claims relating to special facility revenue bonds at the Newark Airport (totaling approximately $18 million) and additional special facility revenue bonds at Luis Munoz Marin International Airport (totaling approximately $36 million) are also expected to be treated as general unsecured claims. Approximately $486 million of the special facility revenue bonds that had not been compromised as of December 31, 2012 (with total future payments of approximately $822 million as of December 31, 2012) are guaranteed by American, AMR, or both. Approximately $112 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds in 2014. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or are considered prepaid facility rentals and would reduce future operating lease commitments.
In addition, the Company had other operating leases, primarily for aircraft and airport facilities, with total future lease payments of 8.1 billion as of December 31, 2012. Entering into aircraft leases allows the Company to obtain aircraft without immediate cash outflows.
Commitments

American and the American Eagle carriers operate under a capacity purchase agreement, as further described in Item 1, Business. American also contracts with certain independently owned regional air carriers to provide it with regional feed. The following table summarizes the combined capacity purchase activity for the American Eagle carriers and the third party regional airlines for 2012 and 2011 (in millions):

	Year Ended December 31,
	2012	2011
Revenues:
Regional Affiliates	$2,914	$2,724
Other	169	167
	$3,083	$2,891
Expenses:
Regional payments	$1,271	$2,495
Other incurred expenses	1,736	559
	$3,007	$3,054

In addition, passengers connecting to American's flights from American Connection, AMR Eagle, and other third party regional airline flights generated passenger revenues for American flights of $1.8 billion in 2012 and $1.8 billion in 2011, which are included in Revenues - Passenger in the consolidated statements of operations.
See Note 5 and Note 17 to the consolidated financial statements for additional information on the Company's capacity purchase agreements.
Contractual Obligations
The following table summarizes the Company’s obligations and commitments as of December 31, 2012. The Debtors are still in the process of evaluating their executory contracts in order to determine which contracts will be assumed, assumed and assigned, or rejected in their Chapter 11 Cases. Therefore, obligations as currently quantified in the table below and in the text immediately following the footnotes to the table will continue to change. The table below does not include contracts that have been successfully rejected through the Chapter 11 Cases. The table also does not include commitments that are contingent on events or other factors that are uncertain or unknown at this time.

	Payments Due by Year(s) Ended December 31, (in millions)
Contractual Obligations	Total	2013	2014 and 2015	2016 and 2017	2018 and Beyond
Operating lease payments for aircraft and facility obligations [1]	$9,005	$1,031	$1,852	$1,591	$4,531
Firm aircraft commitments [2]	11,160	2,079	1,336	1,100	6,645
Capacity purchase agreements [3]	797	249	367	181	—
Long-term debt, not including liabilities subject to compromise [4]	11,118	2,010	2,416	2,755	3,937
Long-term debt classified as liabilities subject to compromise [4]	462	118	177	58	109
Capital lease obligations [5]	683	82	132	109	360
Other purchase obligations [6]	810	179	238	183	210
Other long-term liabilities [7]	5,989	574	396	359	4,660
Total obligations and commitments [8]	$40,024	$6,322	$6,914	$6,336	$20,452

1
Certain special facility revenue bonds issued by municipalities—which are supported by operating leases executed by American—are guaranteed by AMR and/or American. The special facility revenue bonds with mandatory tender provisions discussed above are included in this table based on lease payment terms rather than their mandatory tender provision date. See Note 6 to the consolidated financial statements for additional information.

2	Additional information about the Company’s obligations is included in Note 5 and Note 17 to the consolidated financial statements.

3
The table reflects minimum required payments under capacity purchase agreements between American and its third party regional airlines. See Note 5 and Note 17 to the consolidated financial statements for additional information on capacity purchase agreements.

4	Amounts represent contractual amounts due, including interest. Interest on variable rate debt was estimated based on the current rate at December 31, 2012.

5	As of December 31, 2012, included in Liabilities Subject to Compromise on the accompanying consolidated balance sheet is approximately $19 million relating to ground capital leases.

6
Includes noncancelable commitments to purchase goods or services, primarily information technology related support. The Company has made estimates as to the timing of certain payments primarily for construction related costs. The actual timing of payments may vary from these estimates. Substantially all of the Company’s purchase orders issued for other purchases in the ordinary course of business contain a 30-day cancellation clause that allows the Company to cancel an order with 30 days notice.

7
Includes minimum pension contributions based on actuarially determined estimates and other postretirement benefit payments based on estimated payments through 2022. These payments are subject to the Chapter 11 proceedings. See Note 11 to the consolidated financial statements.

8	Total contractual obligations do not include long-term contracts that represent a variable expense (based on levels of operation) or where short-term cancellation provisions exist.
Although the Debtors are not generally permitted to make any payments on pre-petition obligations as a result of the Chapter 11 Cases, the Debtors have made 1110(a) Elections or reached agreements with certain aircraft financing parties under section 1110 of the Bankruptcy Code and received approval from the Bankruptcy Court to make certain payments on financings of certain aircraft.
The Debtors cannot predict the impact, if any, that the Chapter 11 Cases might have on these obligations. For further information regarding the Chapter 11 Cases, see Note 1 to the consolidated financial statements and the information contained in “Chapter 11 Progress” above.

Results of Operations
Revenues
2012 Compared to 2011 The Company’s revenues increased approximately $0.9 billion, or 3.6 percent, to $24.8 billion in 2012 compared to 2011 driven by a strong yield environment and increased load factors. American’s passenger revenues increased by 4.4 percent, or $0.8 billion, on a 1.1 percent decrease in capacity (available seat mile) (ASM). Labor related operational disruptions and Hurricane Sandy and the early November snowstorm in the northeast had an estimated impact on the Company's 2012 passenger revenues of $120 million and $65 million, respectively. American’s passenger load factor increased 0.9 points while passenger yield increased by 4.5 percent to 14.83 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 5.6 percent to 12.28 cents. American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Following is additional information regarding American’s domestic and international RASM and capacity:

	Year Ended December 31, 2012
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	12.18	5.5%	89.9	(1.9)%
International	12.42	5.7	62.7	0.1
DOT Latin America	13.89	3.8	31.3	4.4
DOT Atlantic	11.17	5.9	22.3	(6.6)
DOT Pacific	10.45	9.6	9.1	3.5
As of December 31, 2012, the Company’s Regional Affiliates include two wholly owned subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc., and two third party regional airlines, Chautauqua Airlines, Inc. (Chautauqua) and SkyWest Airlines, Inc.
Regional Affiliates’ passenger revenues increased $190 million, or 7.0 percent, to $2.9 billion as a result of higher yield and increased traffic.Regional Affiliates’ traffic increased 3.2 percent to 10.2 billion revenue passenger miles (RPMs), on a capacity increase of 0.7 percent to 13.6 billion ASMs, resulting in a 1.9 point increase in passenger load factor to 75.1 percent.
Cargo revenues decreased 4.8 percent, or $34 million, to $669 million primarily as a result of decreased freight and mail traffic and yields.
Other revenues decreased 3.3 percent, or $84 million, to $2.5 billion primarily due to decreased revenue associated with the sale of mileage credits in the AAdvantage frequent flyer program and decreases in certain passenger service charge volumes and fees.
2011 Compared to 2010 The Company’s revenues increased approximately $1.8 billion, or 8.2 percent, to $24.0 billion in 2011 compared to 2010. American’s passenger revenues increased by 7.1 percent, or $1.2 billion, on a 0.7 percent increase in capacity (available seat mile) (ASM). The Company’s 2011 passenger revenues reflect a $43 million reduction as a result of a decrease in the breakage assumption related to the AAdvantage frequent flier liability. American’s passenger load factor increased 0.1 percent while passenger yield increased by 6.2 percent to 14.19 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 6.3 percent to 11.63 cents. American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Following is additional information regarding American’s domestic and international RASM and capacity:

	Year Ended December 31, 2011
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	11.54	6.8%	91.7	(1.6)%
International	11.76	5.5	62.7	4.3
DOT Latin America	13.37	13.4	30.0	1.9
DOT Atlantic	10.55	(0.3)	23.8	2.6
DOT Pacific	9.53	(7.4)	8.8	19.2
Regional Affiliates’ passenger revenues increased $397 million, or 17.1 percent, to $2.7 billion as a result of higher yield and increased traffic. Regional Affiliates’ traffic increased 12.3 percent to 9.9 billion revenue passenger miles (RPMs), on a capacity increase of 10.9 percent to 13.5 billion ASMs, resulting in a 0.9 point increase in passenger load factor to 73.3 percent.

Cargo revenues increased 4.5 percent, or $31 million, to $703 million primarily as a result of increased freight yields.
Other revenues increased 8.0 percent, or $192 million, to $2.6 billion primarily due to increased revenue associated with the sale of mileage credits in the AAdvantage frequent flyer program and increases in certain passenger service charge volumes and fees.
Operating Expenses
2012 Compared to 2011 The Company’s total operating expenses decreased 1.4 percent, or $0.3 billion, to $24.8 billion in 2012 compared to 2011. American’s mainline operating expenses per ASM decreased 0.2 percent to 14.27 cents. The decrease in operating expense was largely due to decreased aircraft and facility rent as leases are modified during the Chapter 11 restructuring process. Decreases in operating expenses were largely offset by a year-over-year increase in fuel prices in 2012 compared to 2011. Fuel expense was the Company’s largest single expense category in 2012 and the price increase resulted in $454 million in incremental year-over-year fuel expense in 2012 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed, inclusive of the impact of fuel hedging). Further increases in fuel prices and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations. The Company also incurred charges of $360 million for severance related costs associated with planned reductions in certain work groups.

(in millions) Operating Expenses	Year Ended December 31, 2012	Change from 2011	Percentage Change
Aircraft fuel	$8,717	$1,283	17.3%	(a)
Wages, salaries and benefits	6,242	(143)	(2.2)
Regional payments to AMR Eagle	1,142	(1,276)	(52.8)	(b)
Other rentals and landing fees	1,286	(19)	(1.5)
Maintenance, materials and repairs	1,133	113	11.1	(c)
Depreciation and amortization	999	49	5.2
Commissions, booking fees and credit card expense	1,050	(12)	(1.1)
Aircraft rentals	550	(123)	(18.2)	(d)
Food service	535	17	3.2
Special charges	386	(339)	—	(e)
Other operating expenses	2,744	107	4.1
Total operating expenses	$24,784	$(343)	(1.4)%

(a)	Aircraft fuel expense increased primarily due to certain regional airline fuel expense under new capacity purchase agreements and an increase in the Company's price per gallon of fuel.

(b)	Regional payments to AMR Eagle expense decreased primarily due to new capacity purchase agreements under which the Company absorbs certain operating expenses of the regional airline.

(c)	Maintenance, materials and repairs increased primarily due to timing of materials and repairs expenses.

(d)	Aircraft rental expense decreased primarily as a result of the Company’s Chapter 11 proceedings as described in Note 1 to the consolidated financial statements.

(e)	Special charges consist of severance related charges of $360 million and write off of lease hold improvements on aircraft and at airport facilities that were rejected during the Chapter 11 process.
2011 Compared to 2010 The Company’s total operating expenses increased 14.2 percent, or $3.1 billion, to $25.1 billion in 2011 compared to 2010. American’s mainline operating expenses per ASM increased 13.4 percent to 14.30 cents. The increase in operating expense was largely due to a year-over-year increase in fuel prices in 2011 compared to 2010 and $725 million related to the impairment of certain aircraft and gates in 2011. Fuel expense was the Company’s largest single expense category in 2011 and the price increase resulted in $1.7 billion in incremental year-over-year fuel expense in 2011 (based on the year-over-year increase in the average price per gallon multiplied by gallons consumed, inclusive of the impact of fuel hedging). Further increases in fuel prices and/or disruptions in the supply of fuel would further materially adversely affect the Company’s financial condition and results of operations. The remaining increase in operating expense was primarily due to labor related costs, revenue related expenses, such as credit card fees and booking fees and commissions, and increased aircraft rent related to the Company’s fleet renewal plan.

(in millions) Operating Expenses	Year Ended December 31, 2011	Change from 2010	Percentage Change
Aircraft fuel	$7,434	$1,703	29.7%	(a)
Wages, salaries and benefits	6,385	158	2.5%
Regional payments to AMR Eagle	2,418	191	8.6%
Other rentals and landing fees	1,305	21	1.6%
Maintenance, materials and repairs	1,020	(36)	(3.4)%
Depreciation and amortization	950	15	1.6%
Commissions, booking fees and credit card expense	1,062	86	8.8%	(b)
Aircraft rentals	673	81	13.7%	(c)
Food service	518	28	5.7%	(d)
Special charges	725	725	—%	(e)
Other operating expenses	2,637	156	6.3%	(f)
Total operating expenses	$25,127	$3,128	14.5%

(a)	Aircraft fuel expense increased primarily due to a 30.3 percent increase in the Company’s price per gallon of fuel (net of the impact of hedging gains of $297 million).

(b)	Commissions, booking fees and credit card expenses increased due to an 8.2 percent increase in operating revenues.

(c)	Aircraft rental expense increased primarily due to new aircraft deliveries in 2011 and 2010.

(d)	Food service expense increased primarily due to increased international flying.

(e)	Special charges in 2011 consist of $725 million related to the impairment of certain aircraft and gates.

(f)	Other operating expenses increased primarily due to increases in professional and technical fees and sale-leaseback losses.
Other Income (Expense)
Other income (expense) consists of Interest income and expense, Interest capitalized and Miscellaneous—net.
2012 Compared to 2011 A decrease in short-term investment balances caused a decrease in interest income of 0.5 percent to $25 million in 2012. Interest expense decreased $27 million or 3.9 percent, to $662 million primarily as a result of the Company's Chapter 11 Cases as described in Note 1 to the consolidated financial statements. Miscellaneous - net increased to $243 million primarily as a result of a settlement of a commercial dispute.
2011 Compared to 2010 Interest income for 2011 to 2010 was $25 million. Interest expense increased $35 million, or 5.3 percent, to $689 million primarily as a result of increases in the Company’s long-term debt balance.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011:

(in millions)
	2012	2011
Pension and postretirement benefits	$(66)	$—
Aircraft and facility financing renegotiations and rejections (1) (2)	1,951	102
Professional fees	227	14
Other	67	—
Total reorganization items, net	$2,179	$116

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to the rejection or modification of financings related to aircraft. The Debtors record an estimated claim associated with the rejection or modification of a financing when the applicable motion is filed with the Bankruptcy Court to reject or modify such financing and the Debtors believe that it is probable the motion will be approved, and there is sufficient information to estimate the claim. Modifications of the financings related to aircraft remain subject to conditions, including reaching agreement on definitive documentation. See above, “Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment,” for further information.

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

Claims related to reorganization items are reflected in liabilities subject to compromise on the Consolidated Balance Sheet as of December 31, 2012.
Income Tax Benefit
During 2012, the Company generated a pre-tax loss of approximately $2.5 billion and other comprehensive income of approximately $1.6 billion. In accordance with accounting standards, the Company's net zero tax provision is required to be allocated between operating loss and accumulated other comprehensive income. Application of this guidance required the recognition of a non-cash income tax benefit of $569 million in operating results, offset by a $569 million charge to other comprehensive income for the year. See Note 9 to the consolidated financial statements for additional information regarding the allocation of income tax benefit to Operating income and Accumulated other comprehensive income. The Company did not record a net tax provision (benefit) associated with its net loss for 2011 due to the Company providing a valuation allowance, as discussed in Note 9 to the consolidated financial statements.
Operating Statistics
The following table provides statistical information for American and Regional Affiliates for the years ended December 31, 2012, 2011 and 2010.

	Year Ended December 31,
	2012	2011	2010
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	126,406	126,491	125,486
Available seat miles (millions)	152,628	154,321	153,241
Cargo ton miles (millions)	1,761	1,783	1,886
Passenger load factor	82.8%	82.0%	81.9%
Passenger revenue yield per passenger mile (cents)	14.83	14.19	13.36
Passenger revenue per available seat mile (cents)	12.28	11.63	10.94
Cargo revenue yield per ton mile (cents)	37.97	39.40	35.65
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	14.27	14.30	12.62
Fuel consumption (gallons, in millions)	2,410	2,445	2,481
Fuel price per gallon (cents)	319.8	300.9	231.0
Operating aircraft at year-end	614	608	620
Regional Affiliates
Revenue passenger miles (millions)	10,214	9,895	8,812
Available seat miles (millions)	13,595	13,507	12,179
Passenger load factor	75.1%	73.3%	72.4%

(*) Excludes $3.0 billion, $3.1 billion and $2.7 billion of expense incurred related to Regional Affiliates in 2012, 2011 and 2010, respectively.
Outlook
Capacity Guidance
AMR estimates consolidated capacity in the first quarter of 2013 to be down 1.7 percent versus the first quarter of 2012.
Factors contributing to this estimated reduction in capacity include the absence of Leap Day in 2013, and progress American has made in implementing its Main Cabin Extra program removing seats from the coach cabin. To date, American has completed the retrofit of its Boeing 757 and 767 fleets, has completed approximately half of its 737 fleet, and will commence the retrofit of the MD-80 fleet in January 2013 with completion targeted for the second quarter.

As previously reported, American experienced an unusually high number of pilot retirements in the fall of 2011 that resulted in capacity reductions for the period November 2011 to February 2012.
Absent the impact of the capacity reductions in January and February of 2012 due to pilot retirements, consolidated capacity in the first quarter of 2013 is estimated to be down 3.4 percent year-over-year.
First Quarter Unit Costs Guidance
AMR will continue to realize restructuring related savings and estimates that in the first quarter of 2013, unit costs will improve year-over-year, despite a capacity headwind due to consolidated capacity decreasing by 1.7 percent and lapping some restructuring related savings that impacted the first quarter of last year.

OTHER INFORMATION
Basis of Presentation
See Note 2 to the consolidated financial statements for information regarding the basis of presentation.
Critical Accounting Policies and Estimates
The preparation of the Company’s financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company believes its estimates and assumptions are reasonable; however, actual results and the timing of the recognition of such amounts could differ from those estimates. The Company has identified the following critical accounting policies and estimates used by management in the preparation of the Company’s financial statements: claims resolution process, long-lived assets, international slots and route authorities, passenger revenue, frequent flyer program, stock compensation, pensions and retiree medical and other benefits, income taxes and derivatives accounting.
Claims Resolution Process
Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtors that arose prior to the Petition Date and whose claim (i) is not listed on the Debtors' schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. On May 4, 2012, the Bankruptcy Court entered an order that established July 16, 2012 at 5:00 p.m. (Eastern Time) (the Bar Date) as the deadline to file proofs of claim against any Debtor. More information regarding the filing of proofs of claim can be obtained at www.amrcaseinfo.com. Information on that website is not incorporated into or otherwise made a part of this report.
As of February 13, 2013, approximately 13,366 claims totaling about $290.0 billion have been filed with the Bankruptcy Court against the Debtors. Of those claims, approximately 350 claims aggregating approximately $59 million were filed after the Bar Date. We expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We have identified, and we expect to continue to identify, many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, are without merit, are overstated or for other reasons, including that the claims were filed after the Bar Date. As of February 13, 2013, the Bankruptcy Court has disallowed approximately $100.2 billion of claims and has not yet ruled on our other objections to claims, the disputed portions of which aggregate to an additional $14.8 billion. We expect to continue to file objections in the future. Because the process of analyzing and objecting to claims is ongoing, the amount of disallowed claims may increase significantly in the future. The Debtors have recorded amounts for claims for which there was sufficient information to estimate the claim.
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
Long-lived assets
The Company has approximately $14.1 billion of long-lived assets as of December 31, 2012, including approximately $13.3 billion related to flight equipment and other fixed assets. In addition to the original cost of these assets, the recorded value of the Company’s fixed assets is impacted by a number of estimates made by the Company, including estimated useful lives, salvage values and the Company’s determination as to whether aircraft are temporarily or permanently grounded. In accordance with U.S. GAAP, the Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated future cash flows expected to be generated by the assets, generally evaluated at a fleet level, which are based on additional assumptions such as asset utilization, length of service and estimated salvage values. A change in the Company’s fleet plan has been the primary indicator that has resulted in an impairment charge in the past.
The majority of American’s fleet types are depreciated over 30 years. It is possible that the ultimate lives of the Company’s aircraft will be significantly different than the current estimate due to unforeseen events in the future that impact the Company’s fleet plan, including positive or negative developments in the areas described above. For example, operating the aircraft for a longer period will result in higher maintenance, fuel and other operating costs than if the Company replaced the aircraft.
In the second quarter of 2011, American entered into agreements with Airbus S.A.S. (Airbus) and The Boeing Company (Boeing) under which it plans to acquire 460 narrowbody aircraft from the Boeing 737 and Airbus A320 families during the period 2013-2022. In connection with these Boeing and Airbus aircraft agreements and the Company’s anticipated acceleration of its fleet renewal and replacement plan, the Company recorded an impairment charge in 2011 to write its Boeing 757 aircraft and certain related long-lived assets down to their estimated fair values. For further information regarding the Boeing and Airbus agreements, see Note 17 to the consolidated financial statements.
International Slots and Route Authorities
The Company performs annual impairment tests on its international slots and route authorities, which are indefinite life intangible assets and as a result they are not amortized. As discussed above, the Company also performs impairment tests when events and circumstances indicate that the assets might be impaired. These tests are primarily based on estimates of discounted future cash flows, using assumptions based on historical results adjusted to reflect the Company’s best estimate of future market and operating conditions. The net carrying value of assets not recoverable is reduced to fair value. The Company’s estimates of fair value represent its best estimate based on industry trends and reference to market rates and transactions.
The Company had recorded international slots and route authorities of $708 million as of December 31, 2012. The Company estimates the fair value of these assets based on market information and estimated future cash flows. The Company believes its estimates and assumptions are reasonable; however, given the significant uncertainty regarding how open skies agreements will ultimately affect the Company’s operations at Heathrow and Narita, and other international locations that are evaluating “open skies”, as well as volatility in the revenue and fuel environment, the actual results could differ from those estimates. See Note 12 to the consolidated financial statements for additional information regarding the valuation of the Company’s routes.
Passenger revenue
Passenger ticket sales are initially recorded as a component of Air traffic liability. Revenue derived from ticket sales is recognized at the time service is provided. However, due to various factors, including the industry’s pricing structure and interline agreements throughout the industry, certain amounts are recognized in revenue using estimates regarding both the timing of the revenue recognition and the amount of revenue to be recognized, including breakage. These estimates are generally based upon the evaluation of historical trends, including the use of regression analysis and other methods to model the outcome of future events based on the Company’s historical experience, and are recognized at the scheduled time of departure. The Company’s estimation techniques have been applied consistently from year to year. However, due to changes in the Company’s ticket refund policy and changes in the travel profile of customers, historical trends may not be representative of future results.
Frequent flyer program
American uses the incremental cost method to account for the portion of its frequent flyer liability incurred when AAdvantage members earn mileage credits by flying on American or its regional affiliates.
The Company considers breakage in its incremental cost calculation and recognizes breakage on AAdvantage miles sold over the estimated period of usage for sold miles that are ultimately redeemed. The Company calculates its breakage estimate using separate breakage rates for miles earned by flying on American and miles earned through other companies who have purchased AAdvantage miles for distribution to their customers, due to differing behavior patterns. Management considers historical patterns of account breakage to be a useful indicator when estimating future breakage. Future program redemption opportunities can significantly alter customer behavior from historical patterns with respect to inactive accounts. Such changes may result in material changes to the frequent flyer liability, as well as recognized revenues from the program.
American includes fuel, food, and passenger insurance costs in the calculation of incremental cost. These estimates are generally updated based upon the Company’s 12-month historical average of such costs. American also accrues a frequent flyer liability for the mileage credits expected to be used for travel on participating airlines based on historical usage patterns and contractual rates.
Revenue earned from selling AAdvantage miles to other companies is recognized in two components. The first component represents the revenue for air transportation sold and is valued at fair value. This revenue is deferred along with revenue related to expected breakage of sold miles and recognized over the period the mileage is expected to be used, which is currently estimated to be 28 months. The second revenue component, based on the residual method (for contracts in existence prior to January 1, 2011) and representing the marketing services sold, is recognized as related services are provided.
The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines, as well as unrecognized revenue from selling AAdvantage miles to other companies, was approximately $1.7 billion and $1.6 billion at December 31, 2012 and 2011, respectively (and is recorded as a component of Air traffic liability in the consolidated balance sheets), representing 14.4 percent and 15.8 percent of the Company's total current liabilities, at December 31, 2012 and 2011, respectively.
The approximate number of free travel awards used for travel on American and American Eagle was 6.0 million one-way travel awards in 2012 and 6.0 million one-way travel awards in 2011 representing approximately 8.6 percent of passengers boarded in each year. The Company believes displacement of revenue passengers is minimal given the Company’s load factors, its ability to manage frequent flyer seat inventory, and the relatively low ratio of free award usage to total passengers boarded.
Changes to the percentage of the amount of revenue deferred, deferred recognition period, percentage of awards expected to be redeemed for travel on participating airlines, breakage or cost per mile estimates could have a significant impact on the Company’s revenues or incremental cost accrual in the year of the change as well as in future years.
Stock Compensation
Prior to the Petition Date, the Company granted awards under its various share based payment plans. The Company utilizes option pricing models or fair value models to estimate the fair value of its awards. Certain awards contain a market performance condition, which is taken into account in estimating the fair value on the date of grant. The fair value of those awards is calculated by multiplying the stock price on the date of grant by the expected payout percentage and the number of shares granted. The Company accounts for these awards over the three year term of the award based on the grant date fair value, provided adequate shares are available to settle the awards. For awards where adequate shares are not anticipated to be available or that only permit settlement in cash, the fair value is re-measured each reporting period.
The Company believes that all of its stock options will be cancelled as part of its emergence from Chapter 11. It is expected that no future awards will be made under existing plans. See Note 10 to the consolidated financial statements for additional information regarding the Company’s share based compensation.
Pensions and retiree medical and other benefits
The Company recognizes the funded status (i.e., the difference between the fair value of plan assets and the projected benefit obligations) of its pension and postretirement plans in the consolidated balance sheet with a corresponding adjustment to Accumulated other comprehensive income (loss).
The Company’s pension and other postretirement benefit costs and liabilities are calculated using various actuarial assumptions and methodologies. The Company uses certain assumptions including, but not limited to, the selection of the: (i) discount rate; (ii) expected return on plan assets; and (iii) expected health care cost trend rate and, starting in 2007 (iv) the estimated age of pilot retirement (as discussed below).
These assumptions as of December 31 were:

	2012	2011
Discount rate (cost/liability)	5.20% /4.20%	5.80% /5.20%
Expected return on plan assets	8.25%	8.50%
Expected health care cost trend rate:
Pre-65 individuals
Initial	7.0%	7.5%
Ultimate	4.5%	4.5%
Post-65 individuals
Initial	7.0%	7.5%
Ultimate (2010)	4.5%	4.5%
Pilot Retirement Age	63	63
When establishing our discount rate to measure our obligations, we match high quality corporate bonds available in the marketplace whose cash flows approximate our projected benefit disbursements. Lowering the discount rate by 50 basis points as of December 31, 2012 would increase the Company’s pension and postretirement benefits obligations by approximately $1.2 billion and $60 million, respectively, and increase estimated 2013 pension and postretirement benefit expense by $1 million and $4 million, respectively.
The expected return on plan assets is based upon an evaluation of the Company’s historical trends and experience taking into account current and expected market conditions and the Company’s target asset allocation of 35 percent longer duration corporate and U.S. government/agency bonds, 27 percent U.S. value stocks, 19 percent developed international stocks, 8 percent emerging markets stocks and bonds and 11 percent alternative (private) investments. The expected return on plan assets component of the Company’s net periodic benefit cost is calculated based on the fair value of plan assets and the Company’s target asset allocation. The Company monitors its actual asset allocation and believes that its long-term asset allocation will continue to approximate its target allocation. The Company’s historical annualized ten-year rate of return on plan assets, calculated using a geometric compounding of monthly returns, is approximately 10.4 percent as of December 31, 2012. Lowering the expected long-term rate of return on plan assets by 50 basis points as of December 31, 2012 would increase estimated 2013 pension expense by approximately $44 million.
The health care cost trend rate is based upon an evaluation of the Company’s historical trends and experience taking into account current and expected market conditions. Increasing the assumed health care cost trend rate by 100 basis points would increase estimated 2013 postretirement benefits expense by $15 million.
See Note 11 to the consolidated financial statements for additional information regarding the Company’s retirement benefits.
Income taxes – The Company generally believes that the positions taken on previously filed income tax returns are more likely than not to be sustained by the taxing authorities. The Company has recorded income tax and related interest liabilities where the Company believes its position may not be sustained or where the full income tax benefit will not be recognized. The effects of potential income tax benefits resulting from the Company’s unrecognized tax positions are not reflected in the tax balances of the financial statements. Recognized and unrecognized tax positions are reviewed and adjusted as events occur that affect the Company’s judgment about the recognizability of income tax benefits, such as lapsing of applicable statutes of limitations, conclusion of tax audits, release of administrative guidance, or rendering of a court decision affecting a particular tax position. The Company records a deferred tax asset valuation allowance when it is more likely than not that some portion or all of its deferred tax assets will not be realized. The Company considers its historical earnings, trends, and outlook for future years in making this determination. The Company had a deferred tax valuation allowance of $5.1 billion and $4.8 billion, respectively, at December 31, 2012 and 2011. See Note 9 to the consolidated financial statements for additional information.
Derivatives – As required by U.S. GAAP, the Company assesses, both at the inception of each hedge and on an ongoing basis, whether the derivatives that are used in its hedging transactions are highly effective in offsetting changes in cash flows of the hedged items. In doing so, the Company uses a regression model to determine the correlation of the change in prices of the commodities used to hedge jet fuel (e.g., NYMEX Heating oil) to the change in the price of jet fuel. The Company also monitors the actual dollar offset of the hedges’ market values as compared to hypothetical jet fuel hedges. The fuel hedge contracts are generally deemed to be “highly effective” if the R-squared is greater than 80 percent and the dollar offset correlation is within 80 percent to 125 percent. The Company discontinues hedge accounting prospectively if it determines that a derivative is no longer expected to be highly effective as a hedge or if it decides to discontinue the hedging relationship. The fair value of the Company’s hedging contracts is recorded in Current Assets or Current Liabilities in the accompanying consolidated balance sheets and is recorded gross of the collateral posted and on a trade basis. As of December 31, 2012, the Company had derivative contracts in an asset position at fair value of $65 million. A deferred gain of $15 million was recorded in Accumulated other comprehensive income (OCI) at December 31, 2012 and will be recognized in future periods as contracts settle. See Note 8 to the consolidated financial statements for additional information.

New Accounting Pronouncements
See Note 2 to the consolidated financial statements for information regarding new accounting pronouncements.
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
Aircraft Fuel The Company’s earnings are substantially affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs through the use of hedging contracts, which consist primarily of call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option). Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. Market risk is estimated as a hypothetical 10 percent increase in the December 31, 2012 and 2011 cost per gallon of fuel. Based on projected 2013 fuel usage, such an increase would result in an increase to Aircraft fuel expense of approximately $633 million in 2013, inclusive of the impact of effective fuel hedge instruments outstanding at December 31, 2012, and assumes the Company’s fuel hedging program remains effective. Such an increase would have resulted in an increase to projected Aircraft fuel expense of approximately $658 million in 2012, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2011.
As of January 2013, the Company had cash flow hedges covering approximately 21 percent of its estimated 2013 fuel requirements. Comparatively, as of December 31, 2011, the Company had hedged approximately 21 percent of its estimated 2012 fuel requirements. The consumption hedged for 2013 is capped at an average price of approximately $3.03 per gallon of jet fuel. Five percent of estimated 2013 fuel requirements is hedged using call spreads with protection capped at an average price of approximately $3.37 per gallon of jet fuel. Sixteen percent of estimated 2013 fuel requirements is hedged using collars with an average floor price of approximately $2.39 per gallon of jet fuel. The cap and floor prices exclude taxes and transportation costs. A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.
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
Foreign Currency The Company is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. The Company’s largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies. The Company does not currently have a foreign currency hedge program related to its foreign currency-denominated ticket sales. A uniform 10 percent strengthening in the value of the U.S. dollar from December 31, 2012 and 2011 levels relative to each of the currencies in which the Company has foreign currency exposure would result in a decrease in operating income of approximately $164 million and $174 million for the years ending December 31, 2012 and 2011, respectively, due to the Company’s foreign-denominated revenues exceeding its foreign-denominated expenses. This sensitivity analysis was prepared based upon projected 2012 and 2011 foreign currency-denominated revenues and expenses as of December 31, 2012 and 2011, respectively.
Interest The Company’s earnings are also affected by changes in interest rates due to the impact those changes have on its interest income from cash and short-term investments, and its interest expense from variable-rate debt instruments. The Company’s largest exposure with respect to variable rate debt comes from changes in the London Interbank Offered Rate (LIBOR). The Company had variable rate debt instruments representing approximately 21 percent and 21 percent of its total long-term debt at December 31, 2012 and 2011, respectively. If the Company’s interest rates average 10 percent more in 2012 than they did at December 31, 2012, the Company’s interest expense would increase by approximately $7 million and interest income from cash and short-term investments would increase by approximately $2 million. In comparison, at December 31, 2011, the Company estimated that if interest rates averaged 10 percent more in 2011 than they did at December 31, 2011, the Company’s interest expense would have increased by approximately $6 million and interest income from cash and short-term investments would have increased by approximately $2 million. These amounts are determined by considering the impact of the hypothetical interest rates on the Company’s variable rate long-term debt and cash and short-term investment balances at December 31, 2012 and 2011.
Market risk for fixed rate long-term debt is estimated as the potential increase in fair value resulting from a hypothetical 10 percent decrease in interest rates and amounts to approximately $175 million and $281 million as of December 31, 2012 and 2011, respectively. The fair values of the Company’s long-term debt were estimated using quoted market prices or discounted future cash flows based on the Company’s incremental borrowing rates for similar types of borrowing arrangements.
In accordance with ASC 852, the Debtors record interest expense only to the extent (1) interest will be paid during the Chapter 11 Cases or (2) it is probable that the Bankruptcy Court will allow a claim in respect of such interest. Interest expense recorded on the Consolidated Statements of Operations totaled $662 million and $689 million for the years ended December 31, 2012 and 2011, respectively. Contractual interest expense (including interest expense that is associated with obligations in liabilities subject to compromise) during the years ended December 31, 2012 and 2011 totaled $686 million and $691 million, respectively.

ITEM 8.         CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
AMR Corporation (Debtor and Debtor-in-Possession)
We have audited the accompanying consolidated balance sheets of American Airlines, Inc. (Debtor and Debtor-in-Possession) (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Airlines, Inc. (Debtor and Debtor-in-Possession) at December 31, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Dallas, Texas
February 20, 2013

AMERICAN AIRLINES, INC.
DEBTORS AND DEBTORS IN POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)

	Year Ended December 31,
	2012	2011	2010
Revenues
Passenger - American Airlines	$18,743	$17,947	$16,760
- Regional Affiliates	2,914	2,724	2,327
Cargo	669	703	672
Other revenues	2,499	2,583	2,391
Total operating revenues	24,825	23,957	22,150
Expenses
Aircraft fuel	8,717	7,434	5,731
Wages, salaries and benefits	6,242	6,385	6,227
Regional payments to AMR Eagle	1,142	2,418	2,227
Other rentals and landing fees	1,286	1,305	1,284
Maintenance, materials and repairs	1,133	1,020	1,056
Commissions, booking fees and credit card expense	1,050	1,062	976
Depreciation and amortization	999	950	935
Aircraft rentals	550	673	592
Food service	535	518	490
Special charges	386	725	—
Other operating expenses	2,744	2,637	2,481
Total operating expenses	24,784	25,127	21,999
Operating Income (Loss)	41	(1,170)	151
Other Income (Expense)
Interest income	25	25	25
Interest expense (contractual interest expense equals $(686) and $(691) for the years ended December 31, 2012 and 2011, respectively)	(662)	(689)	(654)
Interest capitalized	50	40	29
Related party	(13)	(14)	(13)
Miscellaneous – net	243	(41)	(42)
	(357)	(679)	(655)
Income (Loss) Before Reorganization Items, Net	(316)	(1,849)	(504)
Reorganization Items, Net	(2,179)	(116)	—
Income (Loss) Before Income Taxes	(2,495)	(1,965)	(504)
Income tax (benefit)	(569)	—	(35)
Net Earnings (Loss)	$(1,926)	$(1,965)	$(469)

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTORS AND DEBTORS IN POSSESSION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2012	2011	2010
Net Earnings (Loss)	$(1,926)	$(1,965)	$(469)
Other Comprehensive Income (Loss), Before Tax:
Defined benefit pension plans and retiree medical:
Amortization of actuarial loss and prior service cost	130	130	138
Current year change	(1,910)	(1,216)	(385)
Benefit plan modifications	3,345	—	—
Derivative financial instruments:
Change in fair value	(12)	190	72
Reclassification into earnings	(3)	(313)	144
Unrealized gain (loss) on investments
Net change in value	6	(1)	(1)
Other Comprehensive Income (Loss) Before Tax	1,556	(1,210)	(32)
Income tax expense on other comprehensive income:
Non-cash tax provision	569	—	—
Comprehensive Income (Loss)	$(939)	$(3,175)	$(501)

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTORS AND DEBTORS IN POSSESSION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2012	2011
Assets
Current Assets
Cash	$474	$280
Short-term investments	3,408	3,714
Restricted cash and short-term investments	850	738
Receivables, less allowance for uncollectible accounts (2012- $43; 2011 - $51)	1,105	883
Inventories, less allowance for obsolescence (2012 - $503; 2011 - $530)	550	583
Fuel derivative contracts	65	97
Other current assets	559	401
Total current assets	7,011	6,696
Equipment and Property
Flight equipment, at cost	17,687	17,890
Less accumulated depreciation	7,502	6,981
	10,185	10,909
Purchase deposits for flight equipment	710	746
Other equipment and property, at cost	4,993	5,012
Less accumulated depreciation	2,912	2,904
	2,081	2,108
	12,976	13,763
Equipment and Property Under Capital Leases
Flight equipment	287	641
Other equipment and property	200	199
	487	840
Less accumulated amortization	205	448
	282	392
Other Assets
International slots and route authorities	708	708
Domestic slots and airport operating and gate lease rights, less accumulated amortization (2012 - $508; 2011 - $486)	161	183
Other assets	2,126	1,847
	2,995	2,738
Total Assets	$23,264	$23,589
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTORS AND DEBTORS IN POSSESSION
CONSOLIDATED BALANCE SHEETS
(in millions, except shares and par value)

	December 31,
	2012	2011
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$1,212	$981
Accrued salaries and wages	631	489
Accrued liabilities	1,379	1,306
Air traffic liability	4,524	4,223
Payable to affiliates	2,753	2,644
Current maturities of long-term debt	1,388	1,518
Current obligations under capital leases	31	—
Total current liabilities	11,918	11,161
Long-Term Debt, Less Current Maturities	6,762	6,729
Obligations Under Capital Leases, Less Current Obligations	381	—
Other Liabilities and Credits
Deferred gains	223	110
Pension and postretirement benefits	6,780	9,204
Other liabilities and deferred credits	1,468	1,470
	8,471	10,784
Liabilities Subject to Compromise	5,694	3,952
Stockholder's Equity (Deficit)
Common stock - $1 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	4,469	4,455
Accumulated other comprehensive loss	(3,088)	(4,075)
Accumulated deficit	(11,343)	(9,417)
	(9,962)	(9,037)
Total Liabilities and Stockholder's Equity (Deficit)	$23,264	$23,589
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTORS AND DEBTORS IN POSSESSION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2012	2011	2010
Cash Flow from Operating Activities:
Net earnings (loss)	$(1,926)	$(1,965)	$(469)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation	901	819	814
Amortization	98	131	121
Equity based stock compensation	26	35	49
Special charges, non-cash	214	725	—
Reorganization items, non-cash	2,037	118	—
Pension and postretirement	287	180	236
OCI tax benefits	(569)	—	—
Change in assets and liabilities:
Decrease (increase) in receivables	(222)	(164)	24
Decrease (increase) in other current assets	(134)	(129)	(104)
Decrease (increase) in inventories	16	(80)	(67)
Decrease (increase) in derivative collateral and unwound derivative contracts	(1)	(73)	87
Increase (decrease) in accounts payable and accrued liabilities	349	201	(91)
Increase (decrease) in air traffic liability	301	567	225
Increase (decrease) in other liabilities and deferred credits	3	654	159
Other, net	(232)	(322)	66
Net cash provided by (used in) operating activities	1,148	697	1,050
Cash Flow from Investing Activities:
Capital expenditures, including purchase deposits on flight equipment	(1,870)	(1,432)	(1,608)
Net decrease (increase) in short-term investments	306	608	(70)
Net decrease (increase) in restricted cash and short-term investments	(112)	(288)	—
Proceeds from sale of equipment, property and investments/subsidiaries	124	(4)	(14)
Net cash provided by (used in) investing activities	(1,552)	(1,116)	(1,692)
Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(1,288)	(2,240)	(918)
Proceeds from:
Reimbursement from construction reserve account	—	—	6
Issuance of long-term debt	268	2,382	215
Sale leaseback transactions	1,509	703	1,408
Funds transferred from affiliates, net	109	(311)	(53)
Net cash provided by (used in) financing activities	598	534	658
Net increase (decrease) in cash	194	115	16
Cash at beginning of year	280	165	149
Cash at end of year	$474	$280	$165

The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTORS AND DEBTORS-IN-POSSESSION
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
(in millions, except share amounts)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total
Balance at January 1, 2010	$—	$3,938	$(2,833)	$(6,983)	$(5,878)
Net loss	—	—	—	(469)	(469)
Changes in pension, retiree medical and other liability	—	—	(247)	—	(247)
Net changes in fair value of derivative financial instruments	—	—	216	—	216
Unrealized gain on investments			(1)		(1)
Total comprehensive loss					(501)
Reclassification and amortization of stock compensation plans	—	43	—	—	43
Balance at December 31, 2010	—	3,981	(2,865)	(7,452)	(6,336)
Net loss	—	—		(1,965)	(1,965)
Changes in pension, retiree medical and other liability	—	—	(1,086)	—	(1,086)
Net changes in fair value of derivative financial instruments	—	—	(123)	—	(123)
Unrealized gain on investments			(1)		(1)
Total comprehensive loss					(3,175)
Reclassification and amortization of stock compensation plans	—	24	—	—	24
Intercompany equity transfer		450	—	—	450
Balance at December 31, 2011	—	4,455	(4,075)	(9,417)	(9,037)
Net loss				(1,926)	(1,926)
Change in unrealized gain (loss) on investments			6		6
Changes in pension, retiree medical and other liability			1,565		1,565
Net changes in fair value of derivative financial instruments			(15)		(15)
Non-cash tax provision			(569)		(569)
Total comprehensive loss					(939)
Reclassification and amortization of stock compensation plans		14			14
Balance at December 31, 2012	—	4,469	(3,088)	(11,343)	(9,962)
The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.        Chapter 11 Reorganization
Overview
On November 29, 2011 (the Petition Date) AMR, American, AMR’s principal subsidiary, and certain of American and AMR’s direct and indirect domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code), in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). The Chapter 11 Cases are being jointly administered under the caption “In re AMR Corporation, et al, Case No. 11-15463-SHL.”
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
While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. The Debtors have not yet prepared or filed with the Bankruptcy Court a plan of reorganization. The Debtors have the exclusive right to file a plan of reorganization through and including April 15, 2013, subject to the ability of third parties to file motions to terminate the Debtors' exclusivity period. If the Debtors file a plan of reorganization on or prior to such date, the Debtors will have an exclusive period to solicit and obtain acceptances for such plan through and including June 17, 2013. The Debtors have the right to seek further extensions of such exclusivity periods, subject to a statutory limit of 18 months from the Petition Date in the case of filing a plan of reorganization, and 20 months from the Petition Date in the case of soliciting and obtaining acceptances. The ultimate plan of reorganization, which would be subject to acceptance by the requisite majorities of empowered creditors under the Bankruptcy Code and approval by the Bankruptcy Court, could materially change the amounts and classifications in the consolidated financial statements.

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
No assurance can be given as to the value, if any, that may be ascribed to the Debtors’ various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of its or the other Debtors' securities may be.

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
Appointment of Creditors’ Committee. On December 5, 2011, the U.S. Trustee appointed the Creditors’ Committee (Creditors' Committee) for the Chapter 11 Cases.
Retirement and Life Insurance Benefits. See Note 11 to the consolidated financial statements for information regarding modifications to retirement and life insurance benefits.
Rejection of Executory Contracts. Under section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, agreements relating to aircraft and aircraft engines (collectively, Aircraft Property) and leases of real property, subject to the approval of the Bankruptcy

Court and certain other conditions.  As of December 31, 2012, the Bankruptcy Court had entered orders granting the Debtors' motions to assume 526 and reject 10 unexpired leases of non-residential real property and had entered various orders extending, by the Debtors' agreement with certain landlords, the date by which the Debtors must assume or reject an additional 37 unexpired leases of non-residential real property. As of December 31, 2012, the Company had also entered into stipulations or agreed orders providing that the claims with respect to special facility revenue bonds at Dallas/Fort Worth International Airport, Fort Worth Alliance Airport and Luis Muñoz Marín International Airport in San Juan, Puerto Rico were general unsecured claims.
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
The Debtors may extend the 60-day period by agreement of the relevant financing party, with Bankruptcy Court approval. In the absence of an agreement or cure as described above or such an extension, the financing party may take possession of the Aircraft Property and enforce its contractual rights or remedies to sell, lease or otherwise retain or dispose of such equipment.
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
In accordance with section 1110 of the Bankruptcy Code, as of December 31, 2012, the Company had (i) rejected 40 leases relating to 21 MD-80 aircraft, four Fokker 100 aircraft, seven Boeing 757-200 aircraft and eight spare engines; (ii) relinquished one Airbus A300-600R aircraft that was subject to a mortgage; and (iii) made elections under section 1110(a) of the Bankruptcy Code to retain 340 aircraft and 87 spare engines, including Boeing 737-800, Boeing 757-200, Boeing 767-300ER, Boeing 777-200ER, Bombardier CRJ-700, and McDonnell Douglas MD-80 aircraft, on the terms provided in the related financing documents. In addition, as of December 31, 2012, the Company had reached agreement on revised economic terms of the financings of 155 aircraft, comprising 83 MD-80 aircraft, nine Boeing 737-800 aircraft, 36 Boeing 757-200 aircraft, 11 Boeing 767-200ER aircraft, 13 Boeing 767-300ER aircraft and three Boeing 777-200ER aircraft (which agreements are subject to certain conditions, including reaching agreement on definitive documentation). Those 155 aircraft are substantially all of the mainline aircraft in the Company's fleet for which it expects to negotiate revised economic terms in the Chapter 11 Cases. In addition, the Company reached an agreement with the lessor to modify the leases of 39 Super ATR aircraft. As of December 31, 2012, 30 of the Super ATR aircraft had been returned to the lessor as allowed under the modified agreement. The remaining 9 Super ATR aircraft are expected to be returned to the lessor in 2013.
Lastly, the Company entered into a series of agreements with the lender with respect to its 216 Embraer RJ aircraft and certain other interested parties pursuant to which the Company (i) surrendered 18 Embraer RJ 135 aircraft on June 21, 2012, (ii) subject to certain conditions (including reaching agreement on definitive documentation), will restructure the mortgage debt encumbering 59 Embraer 140 aircraft and 68 Embraer 145 aircraft and (iii) transferred and leased back its remaining 21 Embraer RJ 135 aircraft. The debt encumbering 50 Embraer 145 aircraft will not be reduced. The Company's entry into these transactions was approved by the Bankruptcy Court on November 8, 2012.
Magnitude of Potential Claims. On February 27, 2012, the Debtors filed with the Bankruptcy Court schedules and statements of financial affairs setting forth, among other things, the assets and liabilities of the Debtors, subject to the assumptions filed in connection therewith. All of the schedules are subject to further amendment or modification.
Bankruptcy Rule 3003(c)(3) requires the Bankruptcy Court to fix the time within which proofs of claim must be filed in a Chapter 11 case pursuant to section 501 of the Bankruptcy Code. This Bankruptcy Rule also provides that any creditor who asserts a claim against the Debtors that arose prior to the Petition Date and whose claim (i) is not listed on the Debtors' schedules or (ii) is listed on the schedules as disputed, contingent, or unliquidated, must file a proof of claim. On May 4, 2012, the Bankruptcy Court entered an order that established July 16, 2012 at 5:00 p.m. (Eastern Time) as the deadline to file proofs of claim against any Debtor. More information regarding the filing of proofs of claim can be obtained at www.amrcaseinfo.com. Information on this website is not incorporated into or otherwise made a part of this report.
As of February 13, 2013, approximately 13,366 claims totaling about $290.0 billion have been filed with the Bankruptcy Court against the Debtors. Of those claims, approximately 350 claims aggregating approximately $59 million were filed after the Bar Date. We expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We have identified, and we expect to continue to identify, many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, are without merit, are overstated or for other reasons. As of February 13, 2013, the Bankruptcy Court has disallowed approximately $100.2 billion of claims and has not yet ruled on our other objections to claims, the disputed portions of which aggregate to an additional $14.8 billion. We expect to continue to file objections in the future. Because the process of analyzing and objecting to claims is ongoing, the amount of disallowed claims may increase significantly in the future. The Debtors have recorded amounts for claims for which there was sufficient information to estimate the claim.
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
Collective Bargaining Agreements. The Bankruptcy Code provides a process for the modification and/or rejection of collective bargaining agreements (CBAs). In particular, section 1113(c) of the Bankruptcy Code permits a debtor to reject its CBAs if the debtor satisfies a number of statutorily prescribed substantive and procedural prerequisites and obtains the Bankruptcy Court's approval to reject the CBAs. The section 1113(c) process requires that a debtor must make proposals to its unions to modify existing CBAs based on the most complete and reliable information available at the time the proposals are made. The proposed modifications must be necessary to permit the reorganization of the debtor and must assure that all the affected parties are treated fairly and equitably. The debtor must provide the unions with all information necessary to evaluate the proposals, and meet at reasonable times and confer in good faith with the unions in an effort to reach mutually agreeable modifications to the CBAs. American commenced the section 1113(c) process with its unions (APA, APFA and TWU) on February 1, 2012, and negotiated in good faith with the unions for consensual agreements that achieve the necessary level of labor cost savings. Because consensual agreements had not been reached, and given American's need to restructure its labor costs expeditiously, the Debtors filed a motion with the Bankruptcy Court on March 27, 2012 requesting approval to reject the CBAs.
The Court hearing on the Debtors' request to reject the CBAs began on April 23, 2012 and concluded the week of May 21, 2012. After the filing of its request to reject its CBAs, American and the unions continued to negotiate in good faith toward consensual agreements. Those negotiations resulted in ratified agreements with all seven TWU-represented groups (Fleet Service Clerks, Dispatchers, Ground School Instructors, Maintenance Control Technicians, Simulator Technicians, Mechanics and Related (M&R), and Stores), all of which have been approved by the Bankruptcy Court. On July 20, 2012, APFA sent American's proposed Last Best and Final Offer (LBFO) to its membership for a ratification vote, and on August 19, 2012 APFA announced the LBFO was ratified by the membership.  This new agreement was approved by the Bankruptcy Court on September 12, 2012. Having secured Court approval of the APFA and all seven TWU agreements, American has begun implementing the terms of all of its new agreements.

In August 2012, APA announced that its membership did not ratify a tentative agreement reached by the parties in June.  Following its initial decision denying American's request to reject the APA CBA, the Bankruptcy Court granted American's renewed motion to reject that agreement and entered an order on September 5, 2012 authorizing American to reject the pilot CBA. In accordance with the Bankruptcy Court's ruling, American began implementing certain terms and conditions of employment for pilots that the Bankruptcy Court determined were fair and necessary for the Debtors' successful restructuring. American and APA continued to negotiate in good faith toward a new pilot agreement, and on November 9, 2012, the parties reached a tentative agreement on a new comprehensive CBA. On December 7, 2012, the APA announced the tentative agreement was ratified. The new CBA was approved by the Bankruptcy Court on December 19, 2012, and American has begun implementing the terms of its new agreement with the APA. A small group of American pilots is appealing the Bankruptcy Court's decisions granting American's renewed motion to reject the pilot CBA and approving the new pilot CBA, and those appeals are pending in the U.S. District Court for the Southern District of New York.
AMR Eagle commenced the Section 1113(c) process with its unions on March 21, 2012. On July 27, 2012, AMR Eagle reached a tentative agreement with the Association of Flight Attendants. That tentative agreement was ratified by the flight attendants on September 7, 2012.  On August 8, 2012, AMR Eagle reached an agreement-in-principle with the Air Line Pilots Association ("ALPA").  The ALPA Master Executive Council accepted the terms of the agreement-in-principle on September 12, 2012 and the tentative agreement was ratified by the pilot group on October 8, 2012.  On July 20, 2012, AMR Eagle and the TWU reached a tentative agreement with the Mechanics and Related and Fleet Service Clerks groups.  On August 24, 2012, the TWU announced that the Fleet Service Clerks group ratified its tentative agreement and that the Mechanics and Related group did not ratify its tentative agreement.  Because consensual agreements had not been reached with the TWU represented Mechanics, Ground School Instructors and Dispatchers, AMR Eagle filed a motion with the Bankruptcy Court on September 7, 2012 requesting approval to reject those CBAs. AMR Eagle continued to negotiate in good faith with the TWU with respect to each of those work groups. On October 3, 2012, AMR Eagle and the TWU reached tentative agreements with the Mechanics and Related and the Ground School Instructors groups.  On October 8, 2012, AMR Eagle reached a tentative agreement with the TWU represented Dispatch group.  The tentative agreements for Mechanics, Ground School Instructors and Dispatchers were sent to those work groups for a ratification vote. On October 26, 2012, AMR Eagle's Mechanics and Ground School Instructors voted to ratify their tentative agreements, and the Dispatchers did not ratify their tentative agreement.  A hearing on AMR Eagle’s Section 1113 motion to reject the Dispatchers CBA, originally scheduled to begin on November 14, 2012, was continued until December 10, 2012. On December 3, 2012, AMR Eagle reached a second tentative agreement with the TWU represented Dispatchers and the membership ratified the tentative agreement on December 18, 2012. All of the new AMR Eagle CBAs were approved by the Bankruptcy Court on December 21, 2012. AMR Eagle has begun implementing the terms of all the new CBAs.
Availability and Utilization of Net Operating Losses. The availability and utilization of net operating losses (and utilization of alternative minimum tax credits) after the Debtors’ emergence from Chapter 11 is uncertain at this time and will be highly influenced by the composition of the plan of reorganization that is ultimately pursued. On January 27, 2012, the Bankruptcy Court issued a Final Order Establishing Notification Procedures for Substantial Claimholders and Equityholders and Approving Restrictions on Certain Transfers of Interests in the Debtors’ Estates, which restricts trading in AMR's common stock and establishes certain procedures and potential restrictions with respect to the transfer of claims. The order is intended to prevent certain transfers of the Company’s common stock and certain transfers of claims against the Debtors that could impair the ability of one or more of the Debtors’ estates to use their net operating loss carryovers and certain other tax attributes currently or on a reorganized basis. Any acquisition, disposition, or other transfer of equity or claims on or after November 29, 2011 in violation of the restrictions set forth in the order will be null and void ab initio and/or subject to sanctions as an act in violation of the automatic stay under sections 105(a) and 362 of the Bankruptcy Code. The order applies to (i) “Substantial Equityholders,” i.e., persons who are, or as a result of a transaction would become, the beneficial owner of approximately 4.5 percent of the outstanding shares of the Company’s common stock and (ii) “Substantial Claimholders,” i.e., persons who are, or as a result of a transaction become, the beneficial owner of unsecured claims in excess of a threshold amount of unsecured claims (initially $190 million of unsecured claims, but which may be subsequently increased or decreased under certain circumstances in connection with the Debtors’ filing of a Chapter 11 plan). In the case of Substantial Equityholders, the order imposes current restrictions with respect to the acquisition or disposition of the Company’s stock, and certain notifications may be required. In the case of Substantial Claimholders, the order imposes a procedure pursuant to which, under certain circumstances, the claims acquired during the Chapter 11 Cases may have to be resold, and certain notifications may be required. The Merger Agreement provides that the procedures of the order, as in effect or as amended with the reasonable approval of US Airways, will be used to obtain ownership information from Substantial Claimholders. See discussion in Item 1A, "Risk Factors - Chapter 11 Reorganization Risks" regarding the potential impact of these rules on the company's utilization of its net operating losses post emergence from bankruptcy and in Item 1A, "Risk Factors - Common Stock Risks" regarding the establishing of limitations on the transfer of AMR's common stock post emergence from bankruptcy.
Liabilities Subject to Compromise
The following table summarizes the components of liabilities subject to compromise included on the Consolidated Balance Sheet as of December 31, 2012 and 2011:

(in millions)
	2012	2011
Long-term debt	$358	$1,642
Estimated allowed claims on aircraft lease and debt obligations and facility lease and bond obligations	3,716	1,868
Pension and postretirement benefits	1,250	—
Accounts payable and other accrued liabilities	370	438
Other	—	4
Total liabilities subject to compromise	$5,694	$3,952
Long-term debt, including undersecured debt, classified as subject to compromise as of December 31, 2012 and 2011 consisted of (in millions):

	2012	2011
Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00%-13.00% at December 31, 2012)	172	1,456
6.00%—8.50% special facility revenue bonds due through 2036	186	186
	$358	$1,642
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
As a result of the modifications to the retirement benefits as discussed in Note 11 to the consolidated financial statements, a portion of the pension and postretirement benefits liability, primarily relating to retiree medical and other benefits, was classified as liabilities subject to compromise as of December 31, 2012.
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
Reorganization Items, net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011:

(in millions)
	2012	2011
Pension and postretirement benefits	$(66)	$—
Aircraft and facility financing renegotiations and rejections (1) (2)	1,951	102
Professional fees	227	14
Other	$67	—
Total reorganization items, net	$2,179	$116

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to the rejection or modification of financings related to aircraft. The Debtors record an estimated claim associated with the rejection or modification of a financing when the applicable motion is filed with the Bankruptcy Court to reject or modify such financing and the Debtors believe that it is probable the motion will be approved, and there is sufficient information to estimate the claim. Modifications of the financings related to aircraft remain subject to conditions, including reaching agreement on definitive documentation. See above, “Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment,” for further information.

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

Claims related to reorganization items are reflected in liabilities subject to compromise on the Consolidated Balance Sheet as of December 31, 2012 and 2011.
2.       Summary of Accounting Policies
Basis of Presentation The accompanying consolidated financial statements as of December 31, 2012 and for the three years ended December 31, 2012 include the accounts of AMR and its wholly owned subsidiaries, including (i) its principal subsidiary, American Airlines, Inc. (American) and (ii) its regional airline subsidiary, AMR Eagle Holding Corporation (AMR Eagle), which has two primary subsidiaries, American Eagle Airlines, Inc. and Executive Airlines, Inc. . The consolidated financial statements as of and for the years ended December 31, 2012, 2011 and 2010 include the accounts of the Company and its wholly owned subsidiaries as well as variable interest entities (VIEs) for which the Company is the primary beneficiary. All significant intercompany transactions have been eliminated.
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP), including the provisions of ASC 852 “Reorganizations” (ASC 852). ASC 852 requires that the financial statements of the Company, for periods subsequent to the filing of the Chapter 11 Cases, distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases are recorded in reorganization items, net on the accompanying Consolidated Statement of Operations. In addition, prepetition obligations that may be impacted by the Chapter 11 reorganization process have been classified on the Consolidated Balance Sheet in liabilities subject to compromise. These liabilities are reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.
Certain of our non-U.S. subsidiaries are not part of the Chapter 11 Cases. Since the non-US subsidiaries not part of the bankruptcy filing do not have significant transactions, we do not separately disclose the condensed combined financial statements of such non-U.S. subsidiaries s in accordance with the requirements of reorganization accounting.
The Company has also prepared these consolidated financial statements on a going concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business. Accordingly, the Company’s consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.
As a result of the Chapter 11 proceedings, the satisfaction of our liabilities and funding of ongoing operations are subject to uncertainty and, accordingly, there is a substantial doubt of the Company’s ability to continue as a going concern.
The accompanying consolidated financial statements do not purport to reflect or provide for the consequences of the Chapter 11 Cases, other than as set forth under “liabilities subject to compromise” on the accompanying Consolidated Balance Sheets and “income (loss) before reorganization items, net” and “reorganization items, net” on the accompanying Consolidated Statements of Operations (see Note 1 to the consolidated financial statements). In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (3) as to shareowners’ equity accounts, the effect of any changes that may be made to the Debtors' capitalization; or (4) as to operations, the effect of any changes that may be made to the Debtors' business.
While operating as debtors-in-possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. Moreover, the ultimate plan of reorganization for the Debtors could materially change the amounts and classifications in the historical consolidated financial statements.
New Accounting Pronouncements In December 2011, the FASB issued ASU 2011-11, “Disclosures About Offsetting Assets and

Liabilities.”  This update creates new disclosure requirements about the nature of an entity’s rights of setoff and related arrangements associated with its financial instruments and derivative instruments. The disclosure requirements in this update are effective for annual reporting periods, and interim periods within those years, beginning on or after January 1, 2013.  The Company is currently evaluating the impact this update will have on its disclosures.

In July 2012, the FASB issued ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.” This update amends ASC 350, “Intangibles—Goodwill and Other” to allow entities an option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test.  Under that option, an entity no longer would be required to calculate the fair value of the intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  The Company is currently evaluating the impact this update may have on its indefinite-lived intangibles impairment testing.

In August of 2012, the SEC issued a final rule implementing Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act that imposes reporting requirements on issuers who use or may use “Conflict Minerals,” defined as columbite-tantalite (the metal ore from which tantalum is extracted), cassiterite (the metal ore from which tin is extracted), gold, and wolframite (the metal ore from which tungsten is extracted), or their derivatives, originating from the Democratic Republic of the Congo and neighboring countries (collectively, “covered countries”). The rule was mandated in response to humanitarian concerns that trade in conflict minerals are used to finance armed groups in the covered countries. The rule describes assessment and reporting requirements for all issuers for which conflict minerals originating in a covered country are necessary to the functionality or production of a product manufactured, or contracted to be manufactured, by the issuer. Such issuers are required to file a newly created Form SD annually by May 31 for the prior calendar year. Initial Form SDs are required to be filed by May 31, 2014 for the calendar year 2013. The Company is currently in the process of assessing whether it will be required to file a Form SD for calendar year 2013 and determining necessary processes and procedures to collect information necessary to make any required filing. The Company does not anticipate that any requirement to file this new Form SD will have a material impact on its consolidated financial statements.
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
Frequent Flyer Program The estimated incremental cost of providing free travel awards is accrued for mileage credits earned by using American’s service that are expected to be redeemed in the future. American also accrues a frequent flyer liability for the mileage credits that are expected to be used for travel on participating airlines based on historical usage patterns and contractual rates. American sells mileage credits and related services to companies participating in its frequent flyer program. The portion of the revenue related to the sale of mileage credits, representing the revenue for air transportation sold, is valued at fair value and is deferred and amortized over 28 months, which approximates the expected period over which the mileage credits are used. Breakage of sold miles is recognized over the estimated period of usage. The remaining portion of the revenue, representing the marketing services sold and administrative costs associated with operating the AAdvantage program, is recognized upon sale as a component of Other revenues, as the related services have been provided. The Company’s total liability for future AAdvantage award redemptions for free, discounted or upgraded travel on American, American Eagle or participating airlines as well as unrecognized revenue from selling AAdvantage miles was approximately $1.7 billion (and is recorded as a component of Air traffic liability on the accompanying consolidated balance sheets) at December 31, 2012 and $1.6 billion as of December 31, 2011.
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

Advertising Costs The Company expenses on a straight-line basis the costs of advertising as incurred throughout the year. Advertising expense was $153 million for the year ended December 31, 2012, $186 million for the year ended December 31, 2011 and $165 million for the year ended December 31, 2010.
Subsequent Events In connection with preparation of the consolidated financial statements and in accordance U.S. GAAP, the Company evaluated subsequent events after the balance sheet date of December 31, 2012 and identified items as set forth in Note 17 to the consolidated financial statements.
3.       Special Charges and Restructuring Activities
Employee Charges
The Company's business plan as announced on February 1, 2012 contemplates, among other things, significantly reducing the number of positions. Based on agreements reached with various workgroups we now expect to reduce a total of approximately 10,500 positions. During the second quarter, the Company commenced both voluntary and involuntary employee separations from the Company. Consequently, during 2012, the Company recorded charges of approximately $360 million for severance related costs associated with the voluntary and involuntary reductions in certain work groups. The severance charges will be paid through the end of 2013.
Aircraft Charges
In connection with the Boeing and Airbus aircraft agreements entered into by American in the second quarter of 2011, and the Company’s anticipated acceleration of its fleet renewal and replacement plan, the Company recorded an impairment charge of $713 million in 2011 to write its Boeing 757 aircraft and certain related long-lived assets down to their estimated fair values. For further information regarding the Boeing and Airbus agreements, see Note 17 to the consolidated financial statements.
In 2008 and 2009, the Company announced capacity reductions due to unprecedented high fuel costs at that time and the other challenges facing the industry. In connection with these capacity reductions, the Company incurred special charges related to aircraft and certain other charges.
The following table summarizes the components of the Company’s special charges, the remaining accruals for these charges and the capacity reduction related charges (in millions) as of December 31, 2012:

	Aircraft Charges	Facility Exit Costs	Employee Charges	Total
Remaining accrual at January 1, 2010	$153	$20	$—	$173
Non-cash charges	—	—	—	—
Adjustments	(8)	11	—	3
Payments	(86)	(4)	—	(90)
Remaining accrual at December 31, 2010	$59	$27	$—	$86
Non-cash charges	(725)	1	—	(724)
Adjustments	751	(8)	—	743
Payments	(36)	(4)	—	(40)
Remaining accrual at December 31, 2011	$49	$16	$—	$65
Special charges	11	13	360	384
Non-cash charges	(11)	(13)	—	(24)
Adjustments	(47)	(11)	—	(58)
Payments	(2)	(1)	(168)	(171)
Remaining accrual at December 31, 2012	$—	$4	$192	$196
Cash outlays related to the accruals for facility exit costs will occur through 2017. However, these cash outlays could be modified in the Chapter 11 proceedings.
Other
As a result of the Terrorist Attacks and the subsequent liability protections provided for by the Air Transportation Safety and System Stabilization Act (the Stabilization Act), the Company recorded a liability for the Terrorist Attacks claims equal to the related insurance receivable due to American. The Stabilization Act provides that, notwithstanding any other provision of law, liability for all claims, whether compensatory or punitive, arising from the Terrorist Attacks, against any air carrier shall not exceed the liability coverage maintained by the air carrier. In the second quarter of 2011, the Company received $576 million in insurance proceeds as partial settlement of claims related to the Terrorist Attacks. The Company used these funds to pay a portion of its share of the associated liability. Reflecting this settlement, the remaining liability, and the amount of the offsetting receivable as of December 31, 2012, were each $1.1 billion.
4.       Investments and Fair Value Measurements
Short-term investments consisted of (in millions):

	December 31,
	2012	2011
Overnight investments, time deposits and Repurchase agreements	$306	$130
Corporate and bank notes	2,121	1,808
U. S. government agency mortgages	545	502
U.S. government agency notes		—
Commingled funds	435	1,274
Other	1	—
	$3,408	$3,714
Short-term investments at December 31, 2012, by contractual maturity included (in millions):

Due in one year or less	$2,258
Due between one year and three years	605
Due after three years	545

$3,408

All short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are reflected as a component of Accumulated other comprehensive income (loss).
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. The Company’s fuel derivative contracts, which consist primarily of call options, collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option), are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. No changes in valuation techniques or inputs occurred during the year ended December 31, 2012.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of December 31, 2012
Description	Total	Level 1	Level 2	Level 3
Short-term investments [1,2]
Money market funds	$436	$436	$—	$—
Government agency investments	545	—	545	—
Repurchase agreements	304	—	304	—
Corporate obligations	1,519	—	1,519	—
Bank notes / Certificates of deposit / Time deposits	604	—	604	—
	3,408	436	2,972	—
Restricted cash and short-term investments [1]	850	850	—	—
Fuel derivative contracts, net [1]	65	—	65	—
Total	$4,323	$1,286	$3,037	$—

1 Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) at each measurement date.
2 The Company’s short-term investments mature in one year or less except for $200 million of Bank notes/Certificates of deposit/Time deposits, $545 million of U.S. Government agency investments and $405 million of Corporate obligations which have maturity dates exceeding one year.
No significant transfers between Level 1 and Level 2 occurred during the year ended December 31, 2012. The Company’s policy regarding the recording of transfers between levels is to record any such transfers at the end of the reporting period.
As of December 31, 2012, the Company had no exposure to European sovereign debt.
5.       Commitments, Contingencies and Guarantees
American had total aircraft acquisition commitments as of December 31, 2012 as follows:

		Boeing			Airbus
		737 Family	777-200ER	777-300ER	A320 Family	A320 NEO	Total
2013	Purchase	31	—	8	—	—	39
	Lease	—	—	—	20	—	20
2014	Purchase	5	1	5	—	—	11
	Lease	15	—	—	35	—	50
2015	Purchase		2	—	—	—	2
	Lease	20	—	—	30	—	50
2016	Purchase	—	2	—	—	—	2
	Lease	20	—	—	25	—	45
2017	Purchase	—	—	—	—	10	10
	Lease	20	—	—	20	—	40
2018 and beyond	Purchase	—	—	—	—	120	120
	Lease	—	—	—	—	—	—
Total	Purchase	36	5	13	—	130	184
	Lease	75	—	—	130	—	205
The assumption of certain agreements related to the Company's aircraft commitments is subject to collaboration with the Company's key stakeholders and, in some instances, approval of the Bankruptcy Court. The Company cannot predict what the outcome of these discussions and the Bankruptcy Court process will be.
As of December 31, 2012, and subject to assumption of certain of the related agreements, payments for the above purchase commitments and certain engines will approximate $2.1 billion in 2013, $1.0 billion in 2014, $314 million in 2015, $355 million in 2016, $745 million in 2017 and $6.6 billion for 2018 and beyond. These amounts are net of purchase deposits currently held by the manufacturers. American has granted Boeing a security interest in American’s purchase deposits with Boeing. The Company’s purchase deposits totaled $710 million as of December 31, 2012.
As of December 31, 2012, and subject to assumption of certain of the related agreements, total future lease payments for all leased aircraft, including aircraft not yet delivered, will approximate $727 million in 2013, $889 million in 2014, $1.1 billion in 2015, $1.4 billion in 2016, $1.6 billion in 2017 and $11.3 billion in 2018 and beyond. Certain leases provide for rent adjustments based on forumulae tied to changes in interest rates.
In February 2013, American entered into agreements with Boeing that provide for, among other things, the assumption and restructuring of certain existing aircraft purchase agreements, the entering into of a definitive purchase agreement with respect to Boeing 737 MAX aircraft, the confirmation of the purchase of the Boeing 787 aircraft (which previously had been subject to certain reconfirmation rights) and certain financing commitments. American also entered into an amendment to its agreement with Airbus S.A.S. in January 2013. The Bankruptcy Court approved assumption of these agreements, as amended, in January 2013. See Note 17 to the consolidated financial statements for further information regarding these agreements, including the changes to the Company's aircraft acquisition commitments, payments and options.
In 2010, American and Japan Airlines (JAL) entered into a Joint Business Agreement (JBA) under which, amongst other things, American provided JAL a guarantee of certain minimum incremental revenue resulting from the successful operation of the joint business for the first three years following its implementation, subject to certain terms and conditions. The amount required to be paid by the Company under the guarantee in any one of such years may not exceed $100 million, and is reduced if capacity for one of such years is less than a defined base year period capacity. Based on current Trans-Pacific capacity, the guarantee in any one of such years may not exceed approximately $75 million. As of December 31, 2012, based on an expected probability model, American had recorded a guarantee liability that is not material.
The Company has contracts related to facility construction or improvement projects, primarily at airport locations. The contractual obligations related to these projects totaled approximately $79 million as of December 31, 2012. The Company expects to make payments on these obligations of $52 million, $10 million, and $17 million, in 2013, 2014, and 2015, respectively. In addition, the Company has an information technology support related contract that requires minimum annual payments of $80 million in 2013 and declining to $70 million in 2014 through 2019.
Capacity Purchase Agreements with Third Party Regional Airlines
On September 11, 2012, American entered into capacity purchase agreements with SkyWest Airlines, Inc. (SkyWest) and with ExpressJet Airlines, Inc. (ExpressJet), both wholly owned subsidiaries of SkyWest, Inc., to provide 50-seat regional jet feed.  Both airlines will operate the services under the American Eagle brand. SkyWest began service from Los Angeles International Airport on November 15, 2012, and ExpressJet is scheduled to begin service from Dallas-Ft. Worth International Airport on February 14, 2013. In addition, Chautauqua continued to operate under the brand AmericanConnection® during 2012 under a capacity purchase agreement with American, which capacity purchase agreement was extended on November 1, 2012 to provide that Chautauqua will continue to operate in the American network into 2014.
As of December 31, 2012, American's capacity purchase agreements with third party regional airlines had expiration dates ranging from 2014 to 2017, with rights of American to extend the respective terms of each agreement. See Item 2, “Properties” for information on the aircraft contractually obligated to American under such capacity purchase agreements with third party regional airlines.
Under these agreements, the third party regional airlines operate certain of their aircraft using American's flight designator codes, and American controls the scheduling, pricing, reservations, ticketing and seat inventories of those aircraft and retains all revenues associated with revenue flights by those aircraft. American pays the third party regional airlines an amount, as defined in the applicable agreement, based on the airlines' costs of operating those flights and other factors intended to approximate market rates for those services.
As of December 31, 2012, American's minimum fixed obligations under its capacity purchase agreements with third party regional airlines were approximately $249 million in 2013, $188 million in 2014, $179 million in 2015, $170 million in 2016, $11 million in 2017 and $0 million in 2018 and beyond. These obligations contemplate minimum levels of flying by the third party airlines under the respective agreements and also reflect assumptions regarding certain costs associated with the minimum levels of flying such as the cost of fuel, insurance, catering, property tax and landing fees. Accordingly, actual payments under these agreements could differ materially from the minimum fixed obligations set forth above.
If American terminates the Chautauqua contract without cause, Chautauqua has the right to put its 15 Embraer aircraft to American. If this were to happen, American would take possession of the aircraft and become liable for lease obligations totaling approximately $20 million per year with lease expirations in 2018 and 2019.
See Note 17 for additional information on the Company's capacity purchase agreements.
Other
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
AMR and American have event risk covenants in approximately $497 million of indebtedness and operating leases as of December 31, 2012. These covenants permit the holders of such obligations to receive a higher rate of return (between 100 and 600 basis points above the stated rate) if a designated event, as defined, should occur and the credit ratings of such obligations are downgraded below certain levels within a certain period of time. No designated event, as defined, had occurred as of December 31, 2012.
The Company is involved in certain claims and litigation related to its operations. The Company is also subject to regulatory assessments in the ordinary course of business. AMR establishes reserves for litigation and regulatory matters when those matters present loss contingencies that are both probable and can be reasonably estimated. In the opinion of management, liabilities, if any, arising from these regulatory matters, claims and litigation will not have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows, after consideration of available insurance.
In the fourth quarter of 2012, the Company entered into a settlement agreement resolving a commercial dispute.  The settlement agreement includes two elements which were valued at relative fair value and will be recognized when earned.  The Company determined that the settlement includes a litigation gain of $280 million, which was valued using future cash flows and recognized in the fourth quarter of 2012.  The settlement also includes an incentive which is contingent upon signing a future contract and will be recognized over the term of the future contract, when and if signed.
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
6.     Leases
AMR’s subsidiaries lease various types of equipment and property, primarily aircraft and airport facilities. As allowed under section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, leases of real property, aircraft, and aircraft engines, subject to the approval of the Bankruptcy Court and other conditions, including compliance with section 1110 with respect to aircraft and aircraft-related assets. As of December 31, 2012, the Company had completed substantially all of its expected activities under section 365 of the Bankruptcy Code, including negotiating revised economic terms for its mainline aircraft in the Company's fleet. The Company's liabilities pertaining to leases may still change significantly in the future as differences between amounts scheduled by the Debtors and claims by creditors are investigated. See Note 1 to the consolidated financial statements for further information on the Company's Chapter 11 process, including the section 365 process and the magnitude of potential claims.
The future minimum lease payments required under capital leases, together with the present value of such payments, and future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2012, were (in millions):

	Capital Leases		Operating Leases
Year Ending December 31,
2013	$82		$1,031
2014	69		961
2015	63		891
2016	56		815
2017	52		776
2018 and thereafter	360		4,531
	$682		$9,005	(2)
Less amount representing interest	251
Present value of net minimum lease payments	$431	(1)

(1)As of December 31, 2012, included in Liabilities Subject to Compromise on the accompanying consolidated balance sheet is approximately $19 million relating to ground capital leases.

(2) As of December 31, 2012, $201 million and $160 million are included on the accompanying balance sheet in Liabilities Subject to Compromise and Accrued liabilities and other liabilities and deferred credits, respectively, relating to rent expense being recorded in advance of future operating lease payments.
American has entered into sale-leaseback arrangements with certain leasing companies to finance 26 Boeing 737-800 scheduled to be delivered from January 2013 through 2014 and one Boeing 777-300ER aircraft scheduled to be delivered in 2013 The financings of each aircraft under these arrangements are subject to certain terms and conditions. In addition, in some instances, they are also subject to collaboration with the Creditors' Committee and other key stakeholders and to the approval of the Bankruptcy Court.
During 2012, American financed 30 Boeing 737-800 and two 777-300ER aircraft under sale-leaseback arrangements, which are accounted for as operating leases. These sale-leaseback transactions resulted in gains which are being amortized over the respective remaining lease terms. During 2011, the Company incurred approximately $31 million in non-recurring non-cash charges related to certain sale-leaseback transactions. During 2010, the Company financed 36 deliveries of Boeing 737-800 aircraft through sale-leaseback transactions resulting in gains which are being amortized over the respective remaining lease terms.
At December 31, 2012, the Company was operating 215 jet aircraft and 9 turboprop aircraft under operating leases and 33 jet aircraft under capital leases. Leases can generally be renewed at rates based on fair market value at the end of the lease term for a number of additional years.
Special facility revenue bonds have been issued by certain municipalities primarily to improve airport facilities and purchase equipment. To the extent these transactions were committed to prior to May 21, 1998, they are accounted for as operating leases under U.S. GAAP. In accordance with various orders of the Bankruptcy Court, special facility revenue bond claims (totaling approximately $1.1 billion) in connection with the Alliance Airport, Dallas-Fort Worth International Airport and Luis Munoz Marin International Airport in San Juan are expected to be treated as general unsecured claims.  Approximately $486 million of the special facility revenue bonds that had not been compromised as of December 31, 2012 (with total future payments of approximately $822 million as of December 31, 2012) are guaranteed by American, AMR, or both. Approximately $112 million of these special facility revenue bonds contain mandatory tender provisions that require American to make operating lease payments sufficient to repurchase the bonds in 2014. Although American has the right to remarket the bonds, there can be no assurance that these bonds will be successfully remarketed. Any payments to redeem or purchase bonds that are not remarketed would generally reduce existing rent leveling accruals or be considered prepaid facility rentals and would reduce future operating lease commitments. The special facility revenue bonds that contain mandatory tender provisions are listed in the table above at their ultimate maturity date rather than their mandatory tender provision date.
Rent expense, excluding landing fees, was $1.4 billion, $1.6 billion and $1.4 billion in 2012, 2011 and 2010, respectively.
American has determined that it holds a significant variable interest in, but is not the primary beneficiary of, certain trusts that are the lessors under 19 of its aircraft operating leases. These leases contain a fixed price purchase option, which allows American to purchase the aircraft at a predetermined price on a specified date. However, American does not guarantee the residual value of the aircraft. As of December 31, 2012, future lease payments required under these leases totaled $98 million.
7.         Indebtedness
Long-term debt classified as not subject to compromise consisted of (in millions):

	December 31, 2012	December 31, 2011
Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00%—13.00% at December 31, 2012)	$3,297	$2,952
Enhanced equipment trust certificates due through 2021 (rates from 5.10%—10.375% at December 31, 2012)	1,741	1,942
6.00%—8.50% special facility revenue bonds due through 2036	1,313	1,436
7.50% senior secured notes due 2016	1,000	1,000
AAdvantage Miles advance purchase (net of discount of $53 million) (effective rate 8.3%)	772	890
Other	27	27
	8,150	8,247
Less current maturities	1,388	1,518
Long-term debt, less current maturities	$6,762	$6,729
The financings listed in the table above are considered not subject to compromise. For information regarding the liabilities subject to compromise, see Note 1 and Note 8 to the consolidated financial statements.
The Company’s future long-term debt and operating lease payments have changed as its ordered aircraft are delivered and such deliveries have been financed. As of December 31, 2012, maturities of long-term debt (including sinking fund requirements) for the next five years are:

Years Ending December 31 (in millions)	Principal Not Subject to Compromise	Principal Subject to Compromise	Total Principal Amount
2013	$1,388	$93	$1,481
2014	857	152	1,009
2015	758	6	764
2016	1,751	5	1,756
2017	492	42	534
Principal Not Subject to Compromise and Subject to Compromise includes payments not made due to the Chapter 11 Cases of $1 million and $50 million respectively.
As of December 31, 2012, AMR had issued guarantees covering approximately $1.5 billion of American’s tax-exempt bond debt (and interest thereon) and $4.2 billion of American’s secured debt (and interest thereon). American had issued guarantees covering approximately $842 million of AMR’s unsecured debt (and interest thereon). AMR also guarantees $6.3 million of American’s leases of certain Super ATR aircraft and certain Embraer RJ-135 aircraft, which are subleased to AMR Eagle.
During 2012, the Company entered into a series of agreements with the lender with respect to its 216 Embraer RJ aircraft and certain other interested parties pursuant to which the Company (i) surrendered 18 Embraer RJ 135 aircraft on June 21, 2012, (ii) subject to certain conditions (including reaching agreement on definitive documentation), will restructure the mortgage debt encumbering 59 Embraer 140 aircraft and 68 Embraer 145 aircraft and (iii) transferred and leased back its remaining 21 Embraer RJ 135 aircraft. The debt encumbering 50 Embraer 145 aircraft will not be reduced. The Company's entry into these transactions was approved by the Bankruptcy Court on November 8, 2012. The modifications to the financing arrangement for the Embraer RJ-140, RJ-145, and RJ-135 aircraft meet the definition of troubled debt restructurings per ASC 470-60 "Troubled Debt Restructurings by Debtors", and resulted in a gain of approximately $380 million, or $1.13 gain per share, offset by estimated claims filed by the creditor of approximately $592 million and a loss on the asset transfer of approximately $64 million.  The estimated net loss of $276 million is included as a component of reorganization items, net.
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
In March 2011, American issued $1.0 billion aggregate principal amount of senior secured notes due 2016 (the Senior Secured Notes) guaranteed by the Company. The Senior Secured Notes bear interest at a rate of 7.50% per annum, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. As is customary for financings of this nature, the indebtedness evidenced by the Senior Secured Notes may be accelerated upon the occurrence of events of default under the related indenture. The Senior Secured Notes are senior secured obligations of American and are unconditionally guaranteed on an unsecured basis by the Company. Subject to certain limitations and exceptions, the Senior Secured Notes are secured by certain route authorities, airport landing and takeoff slots, and rights to use or occupy space in airport terminals, in each case that American uses to operate non-stop services between certain airports in the United States and London’s Heathrow Airport, and between certain airports in the United States and certain airports in Japan and China.
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
In 2009, American entered into an arrangement under which Citibank paid to American $1 billion in order to pre-purchase AAdvantage Miles (the Advance Purchase Miles) under American’s AAdvantage frequent flier loyalty program (the Advance Purchase). Approximately $890 million of the Advance Purchase proceeds was accounted for as a loan from Citibank with the remaining $110 million recorded as Deferred Revenue in Other liabilities and deferred credits.
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
Certain of the American’s debt financing agreements contain loan to value ratio covenants and require American to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, American is required, as applicable, to subject additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part, with premium (if any), or pay additional interest on the related indebtedness, as described below.

Specifically, American is required to meet certain collateral coverage tests on a periodic basis on two financing transactions: (1) 10.5% $450 million Senior Secured Notes due 2012, (the 10.5% Notes) and (2) Senior Secured Notes, as described below:

	(1) 10.5% Notes		(2) Senior Secured Notes
Frequency of Appraisals	Semi-Annual (April and October, ending April 2011)		Semi-Annual (June and December)
LTV Requirement	43%; failure to meet collateral test requires posting of additional collateral

1.5x Collateral valuation to
amount of debt outstanding
(67% LTV); failure to meet
collateral test results in
American paying 2% additional
interest until the ratio is at least
1.5x; additional collateral can be
posted to meet this requirement

LTV as of Last Measurement Date	47.5%		38.8%

Generally, certain route authorities, take-off and landing slots, and rights to airport facilities used by American to operate certain services between the U.S. and London Heathrow, Tokyo Narita/Haneda, and China

Collateral Description	143 aircraft consisting of:
	Type	# of Aircraft

	MD-80	74
	B757-200	41
	B767-200ER	3
	B767-300ER	25
	TOTAL	143

At December 31, 2012, the Company was in compliance with the most recently completed collateral coverage tests for the Senior Secured Notes. As of December 31, 2012, American had $41 million of cash collateral posted with respect to the 10.5% Notes but was not in compliance with the most recently completed collateral coverage test for that transaction. The Company has not remedied its non-compliance with that test due to the ongoing Chapter 11 Cases. On October 1, 2012, the indebtedness underlying the 2005 Spare Engine EETC with respect to which American was required to comply with a collateral coverage test was paid in full, so American is no longer required to comply with a collateral coverage test for that transaction.
Cash payments for interest, net of capitalized interest, were $498 million, $628 million and $627 million for 2012, 2011 and 2010, respectively.
Almost all of the Company’s aircraft assets (including aircraft and aircraft-related assets eligible for the benefits of section 1110 of the Bankruptcy Code) are encumbered, and the Company has a very limited quantity of assets which could be used as collateral in financing.
The Chapter 11 Cases triggered defaults on substantially all debt and lease obligations of the Debtors. However, under section 362 of the Bankruptcy Code, the commencement of a Chapter 11 case automatically stays most creditor actions against the Debtors’ estates.
The Debtors cannot predict the impact, if any, that the Chapter 11 Cases might have on these obligations. For further information regarding the Chapter 11 Cases, see Note 1 to the consolidated financial statements.
8.     Financial Instruments and Risk Management
Fuel Price Risk Management     As part of the Company’s risk management program, it uses a variety of financial instruments, primarily heating oil, jet fuel, and Brent crude option and collar contracts, as cash flow hedges to mitigate commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes. As of December 31, 2012, the Company had fuel derivative contracts outstanding covering 16 million barrels of jet fuel that will be settled over the next twelve months. A deterioration of the Company’s liquidity position and its Chapter 11 filing may negatively affect the Company’s ability to hedge fuel in the future.
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
For the years ended December 31, 2012, 2011 and 2010, the Company recognized net gains/(losses) of approximately $4 million, $297 million and $(124) million, respectively, as a component of Aircraft fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. The net fair value of the Company’s fuel hedging agreements at December 31, 2012 and 2011, representing the amount the Company would receive upon termination of the agreements (net of settled contract assets), totaled $62 million and $80 million, respectively. As of December 31, 2012, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive income/(loss) into earnings approximately $15 million in net gains (based on prices as of December 31, 2012) related to its fuel derivative hedges.
The impact of cash flow hedges on the Company’s consolidated financial statements for the years ending December 31, 2012 and 2011, respectively, is depicted below (in millions):

Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges)
Asset Derivatives as of December 31,				Liability Derivatives as of December 31,
2012		2011		2012		2011
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Fuel derivative contracts	$65	Fuel derivative contracts	$97	Accrued liabilities	$—	Accrued liabilities	$2
Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges)

Amount of Gain (Loss) Recognized in OCI on Derivative[1]		Location of Gain (Loss) Reclassified from Accumulated OCI into Income [1]	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1]		Location of Gain (Loss) Recognized in Income on Derivative [2]	Amount of Gain (Loss) Recognized in Income on Derivative [2]
2012	2011		2012	2011		2012	2011
$12	$190	Aircraft Fuel	$(3)	$277	Aircraft Fuel	$(1)	$24
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
As of December 31, 2012, the Company had posted cash collateral of approximately $0.6 million which is included in other assets.
Fair Values of Financial Instruments The fair values of the Company’s long-term debt classified as Level 2 were estimated using quoted market prices or discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. All of the Company’s long term debt not classified as subject to compromise is classified as Level 2.
The carrying value and estimated fair values of the Company’s long-term debt, including current maturities, not classified as subject to compromise, were (in millions):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$3,297	$3,143	$2,952	$2,647
Enhanced equipment trust certificates	1,741	1,811	1,942	1,927
6.0% - 8.5% special facility revenue bonds	1,313	1,308	1,436	1,230
7.50% senior secured notes	1,000	1,074	1,000	711
AAdvantage Miles advance purchase	772	779	890	902
Other	27	27	27	27
	$8,150	$8,142	$8,247	$7,444
The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, classified as subject to compromise, were (in millions):

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$172	$154	$1,456	$1,123
Enhanced equipment trust certificates	—	—	—	—
6.0% - 8.5% special facility revenue bonds	186	186	186	37
7.50% senior secured notes	—	—	—	—
AAdvantage Miles advance purchase	—	—	—	—
Other	—	—	—	—
	$358	$340	$1,642	$1,160
All of the Company’s long term debt classified as subject to compromise is classified as Level 2.
9.         Income Taxes

The significant components of the income tax provision (benefit) were (in millions):

	Year Ended December 31,
	2012	2011	2010
Current	$—	$(25)	$(5)
Deferred	(569)	25	(30)
Income tax benefit	$(569)	$—	$(35)
The income tax expense (benefit) differed from amounts computed at the statutory federal income tax rate as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Statutory income tax provision expense/(benefit)	$(873)	$(686)	$(177)
State income tax expense/(benefit), net of federal tax effect	(35)	(32)	(2)
Meal expense	6	6	6
Bankruptcy administration expenses	26	—	—
Change in valuation allowance	858	697	127
Tax benefit resulting from OCI allocation	(569)	—	—
Other, net	18	15	11
Income tax benefit	$(569)	$—	$(35)
The Company recorded a $569 million non-cash income tax benefit from continuing operations during the fourth quarter of 2012. Under current accounting rules, the Company is required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations and that should be allocated to continuing operations. As a result, the Company recorded a tax benefit on the loss from continuing operations for the year, which will be exactly offset by income tax expense on other comprehensive income. However, while the income tax benefit from continuing operations is reported on the income statement, the income tax expense on other comprehensive income is recorded directly to Accumulated other comprehensive income, which is a component of stockholders’ equity. Because the income tax expense on other comprehensive income is equal to the income tax benefit from continuing operations, the Company’s year-end net deferred tax position is not impacted by this tax allocation.
The change in the valuation allowance reflects the recording by the Company in 2010 of an income tax expense credit of approximately $30 million resulting from the Company’s elections under applicable sections of the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Housing and Economic Recovery Act of 2008 (as extended by the American Recovery and Reinvestment Act of 2009), allowing corporations to accelerate utilization of certain research and alternative minimum tax (AMT) credit carryforwards in lieu of applicable bonus depreciation on certain qualifying capital investments. These provisions were extended by passage of the American Taxpayer Relief Act of 2012, providing the potential for the Company to realize up to an additional $29 million in credits during 2013.

In addition to the changes in the valuation allowance from operations described in the table above, the valuation allowance was also impacted by the changes in the components of Accumulated other comprehensive income (loss), described in Note 13 to the consolidated financial statements. The total increase in the valuation allowance was $282 million, $1.1 billion, and $120 million in 2012, 2011, and 2010, respectively.
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
The components of the Company's deferred tax assets and liabilities were (in millions):

	December 31,
	2012	2011
Deferred tax assets:
Postretirement benefits other than pensions	$442	$1,075
Rent expense	60	257
Alternative minimum tax credit carryforwards	493	493
Operating loss carryforwards	2,296	2,271
Pensions	2,455	2,337
Frequent flyer obligation	657	680
Gains from lease transactions	5	26
Reorganization items	863	—
Other	963	885
Total deferred tax assets	8,234	8,024
Valuation allowance	(5,084)	(4,802)
Net deferred tax assets	3,150	3,222
Deferred tax liabilities:
Accelerated depreciation and amortization	(2,960)	(3,045)
Other	(190)	(177)
Total deferred tax liabilities	(3,150)	(3,222)
Net deferred tax asset	$—	$—
At December 31, 2012, the Company had available for federal income tax purposes an AMT credit carryforward of approximately $493 million, which is available for an indefinite period, and federal net operating losses of approximately $6.8 billion for regular tax purposes, which will expire, if unused, beginning in 2022. These net operating losses include an unrealized benefit of approximately $666 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. The Company had available for state income tax purposes net operating losses of $3.1 billion, which expire, if unused, in years 2013 through 2027. The amount that will expire in 2013 is $105 million if not used.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company’s 2004 through 2011 tax years are still subject to examination by the Internal Revenue Service. Various state and foreign jurisdiction tax years remain open to examination and the Company is under examination, in administrative appeals, or engaged in tax litigation in certain jurisdictions. The Company believes that the effect of any additional assessment(s) will be immaterial to its consolidated financial statements.
Cash payments (refunds) for income taxes were $5 million, $(0.5) million and $(32) million for 2012, 2011 and 2010, respectively.
Under special tax rules (the Section 382 Limitation), cumulative stock ownership changes among material shareholders exceeding 50 percent during a three year period can potentially limit a company’s future use of net operating losses and tax credits. Chapter 11 proceedings could impact the availability and utilization of net operating losses and tax credits. Based on available information, the Company believes it is not currently subject to the Section 382 Limitation.
Under special tax rules (the Section 382 Limitation), cumulative stock ownership changes among material shareholders exceeding 50 percent during a rolling three year period can potentially limit a company’s future use of net operating losses and tax credits. See discussion under Item 1A, "Risk Factors - Chapter 11 Reorganization Risks" regarding the potential impact of these rules on the company's utilization of its net operating losses.
The Company has an unrecognized tax benefit of approximately $5 million, which did not change during the twelve months ended December 31, 2012. Changes in the unrecognized tax benefit have no impact on the effective tax rate due to the existence of the valuation allowance. Accrued interest on tax positions is recorded as a component of interest expense but was not significant at December 31, 2012.
The reconciliation of the beginning and ending amounts of unrecognized tax benefit are (in millions):

	2012	2011
Unrecognized Tax Benefit at January 1	$5	$5
No Activity	—	—
Unrecognized Tax Benefit at December 31	$5	$5
The Company estimates that the unrecognized tax benefit will not significantly change within the next twelve months.
10.         Share Based Compensation
Prior to the Petition Date, AMR adopted certain plans which provide for the issuance of common stock in connection with the exercise of stock options and for other stock-based awards. AMR has granted stock compensation under three plans: the 1998 Long Term Incentive Plan (the 1998 Plan), the 2003 Employee Stock Incentive Plan (the 2003 Plan) and the 2009 Long Term Incentive Plan (the 2009 Plan). Collectively, the 1998 Plan and the 2009 Plan are referred to as the LTIP Plans.
The Company believes that all of its stock options could be cancelled as part of the emergence of AMR and its subsidiaries, including the Company, from Chapter 11. The following includes additional information about these plans as of December 31, 2012. No awards were made under these plans in 2012, and it is expected that no future awards will be made under these existing plans.
Under the LTIP Plans, officers and key people of AMR and its subsidiaries, including the Company, were granted certain types of stock or performance based awards. At December 31, 2012, AMR had AMR stock option awards, stock appreciation right (SAR) awards, performance share awards, deferred share awards and other awards outstanding under these plans. The total number of common shares authorized for distribution under the 1998 Plan and the 2009 Plan is 23,700,000 and 4,000,000 shares, respectively. The 1998 Plan expired by its terms in 2008.
AMR established the 2003 Plan to provide equity awards to employees. Under the 2003 Plan, employees may be granted stock options, restricted stock and deferred stock. At December 31, 2012, the AMR had stock options and deferred awards outstanding under this plan. The total number of shares authorized for distribution under the 2003 Plan is 42,680,000 shares.
In 2012, 2011 and 2010, the total charge for share-based compensation expense included in Wages, salaries and benefits expense was $26 million, $40 million and $49 million, respectively. In 2012, 2011 and 2010, the amount of cash used to settle equity instruments granted under share-based compensation plans was $0 million, $2 million and $2 million, respectively.
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
Options/SARs granted under the LTIP Plans and the 2003 Plan are awarded with an exercise price equal to the fair market value of AMR stock on date of grant, become exercisable in equal annual installments over periods ranging from three to five years and expire no later than ten years from the date of grant. Expense for the options is recognized on a straight-line basis. The fair value of each award is estimated on the date of grant using the modified Black-Scholes option valuation model and the assumptions noted in the following table. Expected volatilities are based on implied volatilities from traded options on AMR's stock, historical volatility of AMR's stock, and other factors. The Company uses historical employee exercise data to estimate the expected term of awards granted used in the valuation model. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield is assumed to be zero based on AMR's history and expectation of not paying dividends.

	2012[1]	2011	2010
Expected volatility	—	73.5% to 75.4%	74.4% to 75.9%
Expected term (in years)	—	4.0	4.0
Risk-free rate	—	0.90% to 2.11%	1.18% to 2.58%
Annual forfeiture rate	—%	10.0%	10.0%
1 No options/SARs were granted in 2012.
A summary of stock option/SARs activity under the LTIP Plans and the 2003 Plan as of December 31, 2012, and changes during the year then ended is presented below:

	LTIP Plans		The 2003 Plan
	Options/SARs	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at January 1	13,809,841	$10.31	13,082,905	$5.66
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited or Expired	(2,539,779)	17.22	(403,549)	9.02
Outstanding at December 31	11,270,062	$8.75	12,679,356	$5.55
Exercisable at December 31	6,611,656	$10.44	12,679,356	$5.55
Weighted Average Remaining Contractual Term of Options Outstanding (in years)	6.3		0.4
Aggregate Intrinsic Value of Options Outstanding	$—		$—
There is no intrinsic value of vested options/SARs at December 31, 2012. The weighted-average grant date fair value of options/SARs granted during 2011 and 2010 was $3.59 and $3.97, respectively. The total intrinsic value of options/SARs exercised 2011 and 2010 was less than $1 million and $1 million, respectively.
A summary of the status of the Company’s non-vested options/SARs under all plans as of December 31, 2012, and changes during the year ended December 31, 2012, is presented below:

	Options/SARs	Weighted Average Grant Date Fair Value
Outstanding at January 1	7,468,019	$3.59
Granted	—	—
Vested	(2,022,036)	3.89
Forfeited	(787,577)	3.54
Outstanding at December 31	4,658,406	$3.47
As of December 31, 2012, there was $6 million of total unrecognized compensation cost related to non-vested stock options/SARs granted under the LTIP Plans and the 2003 Plan that is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of stock options/SARs vested during the years ended December 31, 2012, 2011 and 2010, was $5 million, $7 million and $11 million, respectively.
The Company received no cash from exercise of stock options for the year ended December 31, 2012 and received $1 million for the years ended December 31, 2011 and 2010. No tax benefit was realized as a result of stock options/SARs exercised in 2012 due to the tax valuation allowance discussed in Note 9.
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
Activity during 2012 for performance awards accounted for as equity awards was:

	Awards	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	6,341,695
Granted	—
Settled	—
Forfeited or Expired	(197,695)
Outstanding at December 31	6,144,000	0.2	$4,915,200
The aggregate intrinsic value represents the Company’s current estimate of the number of shares (6,144,000 shares at December 31, 2012) that will ultimately be distributed for outstanding awards computed using the market value AMR's common stock at December 31, 2012. The weighted-average grant date fair value per share of performance share awards granted during 2011 and 2010 was $6.58 and $7.01, respectively. As of December 31, 2012, there was $2 million of total unrecognized compensation cost related to performance share awards that is expected to be recognized during 2013.
Deferred Share Awards The distribution of deferred share awards granted under the LTIP Plans is based solely on a requisite service period (generally 36 months). Career equity awards granted to certain employees of the Company vest upon the retirement of those individuals. The fair value of each deferred award is based on AMR’s stock price on the measurement date.
Activity during 2012 for deferred awards accounted for as equity awards was:

	Shares	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1	7,271,021
Granted	—
Settled	(24,840)
Forfeited or Expired	(481,124)
Outstanding at December 31	6,765,057	0.9	$5,412,045
The weighted-average grant date fair value per share of deferred awards granted during 2011 and 2010 was $6.29 and $7.05, respectively. The total fair value of awards settled during the years ended December 31, 2011 and 2010 was $1 million and $3 million, respectively. As of December 31, 2012, there was $6 million of total unrecognized compensation cost related to deferred awards that is expected to be recognized over a weighted average period of 2.3 years.
Other Awards As of December 31, 2012, certain performance share agreements and deferred share award agreements were accounted for as a liability, or as equity, as appropriate, in the consolidated balance sheet as the plans only permit settlement in cash or the awards required that the employee meet certain performance conditions which were not subject to market measurement. As a result, awards under these agreements are marked to current market value. As of December 31, 2012, the aggregate intrinsic value of these awards was $2 million and the weighted average remaining contractual term of these awards was 1.3 years. The total fair value of awards settled during the years ended December 31, 2012, 2011 and 2010 was $0 million, $2 million, and $2 million respectively. As of December 31, 2012, there was $1 million of total unrecognized compensation cost related to other awards that is expected to be recognized over a weighted average period of 1.3 years.
The Company does not intend to assume any equity-based awards that were outstanding at the commencement date of its Chapter 11 Case.
11.         Retirement Benefits
The Company sponsors defined benefit and defined contribution pension plans for eligible employees. The defined benefit plans provide benefits for participating employees based on years of service and average compensation for a specified period of time before retirement. The Company uses a December 31 measurement date for all of its defined benefit plans.
Modifications to Retirement and Life Insurance Benefits
On March 7, 2012, the Company announced that, in working with Creditors' Committee and the Pension Benefit Guarantee

Corporation (PBGC), it developed a solution that would allow the Company to pursue a freeze of its defined benefit pension plans for non-pilot employees instead of seeking termination. On September 14, 2012, the Company sent formal legal notice to all defined benefit plan participants and beneficiaries announcing that it was freezing each of the defined benefit pension plans. The freeze of these plans became effective as scheduled on November 1, 2012. Eligible non-pilot employees began to receive a replacement benefit under the $uper $aver 401(k) Plan on November 1, 2012, with the Company matching employee contributions up to 5.5 percent of eligible earnings. With the ratification of a new collective bargaining agreement by pilots on December 7, 2012, pilots began to receive a replacement benefit in the form of a Company contribution to the $uper $aver 401(k) Plan of 14 percent of eligible earnings for work performed beginning on November 1, 2012.
Effective November 8, 2012, the U.S. Treasury Department and the Internal Revenue Service published a Final Regulation establishing the process by which the Company could seek to amend certain structural aspects of the Pilot A Plan, a defined benefit plan. Under that process, the Company applied to the PBGC for a determination that it met the standard to amend the Plan to remove the lump-sum benefit feature and other similar optional forms of benefit. On December 13, 2012, the PBGC issued its determination that the Company has met the standard for amendment set forth in the Final Regulation. On November 23, 2012, the Company filed a motion in the Bankruptcy Court seeking approval of the A Plan amendment. After a hearing on December 19, 2012, the Court granted the motion.  On December 21, 2012, the Company amended the A Plan to remove the lump-sum and other similar optional forms of benefit for commencements after December 31, 2012. A small group of American pilots is appealing the Bankruptcy Court's decision authorizing American to eliminate the lump sum and other similar optional forms of benefit. This is the same group of pilots that is appealing the Bankruptcy Court's decisions authorizing American to reject the pilot CBA and approving the new pilot CBA. All of these appeals have been consolidated, and are pending in the U.S. District Court for the Southern District of New York.
The Company also terminated the Pilot B Plan, a defined contribution plan, on November 30, 2012. Plan B assets will be distributed to pilots in mid-2013.
On September 14, 2012, the Company notified active employees of its plans to modify its subsidized retiree medical coverage on November 1, 2012.  Those who initiate retiree medical coverage on or after November 1, 2012 will go into a new retiree medical program. For those who retire before age 65, two medical options will be available, but the Company will not be subsidizing them. Those who retire at age 65 and over may purchase a guaranteed-issue Medicare supplement plan. Flight attendants and TWU-represented employees will receive a refund of their prefunding retiree medical contributions within 120 days of November 1, 2012.

On March 23, 2012, the Bankruptcy Court entered a Stipulation and Order providing for the appointment of a committee of retired independent and unionized AMR employees (the "Retiree Committee"), and on May 3, 2012 appointed five members to the Retiree Committee.  On August 15, 2012, the Company filed a proceeding in the Bankruptcy Court seeking a determination on the issue of vesting for former employees who retired and initiated retiree medical coverage before November 1, 2012.  The Court held a hearing on January 23, 2013 and has not ruled on this matter as of the date of this report. On September 20, 2012, the Company opened negotiations with the Retiree Committee, seeking a consensual agreement to terminate subsidized retiree medical coverage and life insurance coverage. Those negotiations are continuing.
As a result of the modifications to the retirement benefits as discussed above, a portion of the pension and postretirement benefits liability, primarily relating to retiree medical and other benefits, was classified as liabilities subject to compromise as of December 31, 2012.

Curtailment and Plan Amendment in the Third Quarter of 2012

In accordance with ASC 715 “Retirement Benefits” (ASC 715), in the third quarter of 2012 the Company remeasured its defined benefit pension and retiree medical plans as a result of modifications to its retirement plans and reductions in certain work groups (see above and Note 1 to the consolidated financial statements). The Company updated its significant actuarial assumptions used for the remeasurements including the discount rate, which was lowered to 4.10 percent and 3.80 percent for the defined benefit pension plans and retiree medical plans, respectively.

The remeasurement of the defined benefit plans resulted in an actuarial loss of $1.9 billion offset by a curtailment gain of $1.8 billion. In addition, a loss of $58 million, representing unamortized prior service cost as of the remeasurement date of the frozen defined benefit plans, is included as a component of reorganization items, net.

Further, as a result of modifications to its retiree medical plans, the Company recognized a negative plan amendment of $1.9 billion, which is included as a component of actuarial gain arising in current year in other comprehensive income and will be amortized over the future service life of the active plan participants for whom the benefit was eliminated, or approximately 8 years.

In addition, a net credit of $124 million, representing unamortized prior service credits of $157 million offset by a curtailment loss of $33 million, is included as a component of reorganization items, net.

Year End Information
The following table provides a reconciliation of the changes in the pension and retiree medical and other benefit obligations and fair value of assets for the years ended December 31, 2012 and 2011, and a statement of funded status as of December 31, 2012 and 2011 (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
	2012	2011	2012	2011
Reconciliation of benefit obligation
Obligation at January 1	$14,568	$12,968	$3,122	$3,097
Service cost	341	386	46	61
Interest cost	729	757	128	174
Actuarial (gain) loss	2,345	1,237	104	(63)
Plan amendments	301	—	(1,904)	(3)
Curtailments	(1,841)	—	33	—
Benefit payments	(548)	(780)	(117)	(144)
Obligation at December 31	$15,895	$14,568	$1,412	$3,122

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$8,132	$7,773	$205	$234
Actual return on plan assets	1,204	614	26	(6)
Employer contributions	277	525	97	121
Benefit payments	(548)	(780)	(117)	(144)
Fair value of plan assets at December 31	$9,065	$8,132	$211	$205
Funded status at December 31	$(6,830)	$(6,436)	$(1,201)	$(2,917)

Amounts recognized in the consolidated balance sheets
Current liability	$21	$2	$—	$147
Noncurrent liability	6,809	6,434	1,201	2,770
	$6,830	$6,436	$1,201	$2,917

Amounts recognized in other comprehensive loss
Net actuarial loss (gain)	$3,943	$4,179	$(78)	$(181)
Prior service cost (credit)	301	68	(1,844)	(179)
	$4,244	$4,247	$(1,922)	$(360)

For plans with accumulated benefit obligations exceeding the fair value of plan assets	Pension Benefits		Retiree Medical and Other Benefits
	2012	2011	2012	2011
Projected benefit obligation (PBO)	$15,895	$14,568	$—	$—
Accumulated benefit obligation (ABO)	15,866	12,935	—	—
Accumulated postretirement benefit obligation (APBO)	—	—	1,412	3,122
Fair value of plan assets	9,065	8,132	211	205
ABO less fair value of plan assets	6,801	4,803	—	—

At December 31, 2012 and 2011, pension benefit plan assets of $259 million and $143 million, respectively, and retiree medical and other benefit plan assets of $208 million and $203 million, respectively, were invested in shares of certain mutual funds.
The following tables provide the components of net periodic benefit cost for the years ended December 31, 2012, 2011 and 2010 (in millions):

	Pension Benefits
	2012	2011	2010
Components of net periodic benefit cost
Defined benefit plans:
Service cost	$341	$386	$366
Interest cost	729	757	737
Expected return on assets	(676)	(657)	(593)
Curtailments	58	—	—
Amortization of:
Prior service cost	10	13	13
Unrecognized net loss	211	154	154
Net periodic benefit cost for defined benefit plans	673	653	677
Defined contribution plans	202	162	152
	$875	$815	$829

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $77 million.

	Retiree Medical and Other Benefits
	2012	2011	2010
Components of net periodic benefit cost
Service cost	$46	$61	$60
Interest cost	128	174	165
Expected return on assets	(17)	(20)	(18)
Curtailments	(124)	—	—
Amortization of:
Prior service cost	(82)	(28)	(19)
Unrecognized net loss (gain)	(9)	(9)	(10)
Net periodic benefit cost	$(58)	$178	$178
The estimated net gain for the retiree medical and other postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $9 million.

	Pension Benefits		Retiree Medical and Other Benefits
	2012	2011	2012	2011
Weighted-average assumptions used to determine benefit obligations as of December 31
Discount rate	4.20%	5.20%	3.80%	4.89%
Salary scale (ultimate)	—	3.78	—	—

	Pension Benefits		Retiree Medical and Other Benefits
	2012	2011	2012	2011
Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31
Discount rate 1/1/2012 - 9/30/2012	5.20%	5.80%	4.89%	5.69%
Discount rate 10/1/2012 - 12/31/2012	4.10%	5.80%	3.80%	5.69%
Salary scale (ultimate) 1/1 - 9/30/2012	3.78	3.78	—	—
Salary scale (ultimate) 10/1/2012 - 12/31/2012	—	3.78	—	—
Expected return on plan assets	8.25	8.50	8.25	8.50
As of December 31, 2012, the Company’s estimate of the long-term rate of return on plan assets was 8.00 percent based on the target asset allocation. Expected returns on longer duration bonds are based on yields to maturity of the bonds held at year-end. Expected returns on other assets are based on a combination of long-term historical returns, actual returns on plan assets achieved over the last ten years, current and expected market conditions, and expected value to be generated through active management, currency overlay and securities lending programs. The Company’s annualized ten-year rate of return on plan assets as of December 31, 2012, was approximately 10.15 percent.
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
The fair values of the Company’s pension plan assets at December 31, 2012 and 2011, by asset category are as follows:

	Fair Value Measurements at December 31, 2012 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category
Cash and cash equivalents	$275	$—	$—	$275
Equity securities
International markets (a)(b)	2,443	—	—	2,443
Large-cap companies (b)	1,601	—	—	1,601
Mid-cap companies (b)	216	—	—	216
Small-cap companies(b)	21	—	—	21
Fixed Income
Corporate bonds (c)	—	2,094	—	2,094
Government securities (d)	—	1,172	—	1,172
U.S. municipal securities	—	57	—	57
Alternative investments
Private equity partnerships (e)	—	—	914	914
Common/collective and 103-12 investment trusts (f)	—	229	—	229
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	38	—	—	38
Due to/from brokers for sale of securities - net	1	—	—	1
Other assets – net	2	—	—	2
Total	$4,597	$3,552	$916	$9,065

a)
Holdings are diversified as follows: 20 percent United Kingdom, 9 percent Japan, 9 percent France, 8 percent Switzerland, 8 percent Germany, 5 percent Netherlands, 5 percent Republic of Korea, 15 percent emerging markets and the remaining 22 percent with no concentration greater than 5 percent in any one country.

b)	There are no significant concentration of holdings by company or industry.

c)
Includes approximately 79 percent investments in corporate debt with a Standard and Poor’s (S&P) rating lower than A and 21 percent investments in corporate debt with an S&P rating A or higher. Holdings include 81 percent U.S. companies, 16 percent international companies and 3 percent emerging market companies.

d)
Includes approximately 88 percent investments in U.S. domestic government securities and 12 percent in emerging market government securities. There are no significant foreign currency risks within this classification.

e)
Includes limited partnerships that invest primarily in U.S. (92 percent) and European (8 percent) buyout opportunities of a range of privately held companies. The Master Trust does not have the right to redeem its limited partnership investment at its net asset value. Instead, the Master Trust receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next 1 to 10 years. Additionally, the Master Trust has future funding commitments of approximately $331 million over the next 10 years.

f)
Investment includes 74 percent in an emerging market 103-12 investment trust with investments in emerging country equity securities, 14 percent in Canadian segregated balanced value, income growth and diversified pooled funds and 12 percent in a common/collective trust investing in securities of smaller companies located outside the U.S., including developing markets. Requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

	Fair Value Measurements at December 31, 2011 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category
Cash and cash equivalents	$160	$—	$—	$160
Equity securities
International markets (a)(b)	1,939	—	—	1,939
Large-cap companies (b)	1,462	—	—	1,462
Mid-cap companies (b)	221	—	—	221
Small-cap companies(b)	17	—	—	17
Fixed Income
Corporate bonds (c)	—	1,866	—	1,866
Government securities (d)	—	1,205	—	1,205
U.S. municipal securities	—	52	—	52
Alternative investments
Private equity partnerships (e)	—	—	920	920
Common/collective and 103-12 investment trusts (f)	—	172	—	172
Insurance group annuity contracts	—	—	2	2
Dividend and interest receivable	42	—	—	42
Due to/from brokers for sale of securities - net	72	—	—	72
Other assets – net	2	—	—	2
Total	$3,915	$3,295	$922	$8,132

a)
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

d)
Includes approximately 89 percent investments in U.S. domestic government securities and 11 percent in emerging market government securities. There are no significant foreign currency risks within this classification.

e)
Includes limited partnerships that invest primarily in U.S. (92 percent) and European (8 percent) buyout opportunities of a range of privately held companies. The Master Trust does not have the right to redeem its limited partnership investment at its net asset value. Instead, the Master Trust receives distributions as the underlying assets are liquidated. It is estimated that the underlying assets of these funds will be gradually liquidated over the next 1 to 10 years. Additionally, the Master Trust has future funding commitments of approximately $335 million over the next 10 years.

f)
Investment includes 71 percent in an emerging market 103-12 investment trust with investments in emerging country equity securities, 16 percent in Canadian segregated balanced value, income growth and diversified pooled funds and 13 percent in a common/collective trust investing in securities of smaller companies located outside the U.S., including developing markets. Requests for withdrawals must meet specific requirements with advance notice of redemption preferred.

Not included in the above tables are receivables and payables for foreign currency forward contracts and futures contracts which net to approximately $2 million and collateral held on loaned securities and the obligation to return collateral on loaned securities which effectively net to zero.
Changes in fair value measurements of Level 3 investments during the year ended December 31, 2012, were as follows:

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2011	$920	$2
Actual return on plan assets:
Relating to assets still held at the reporting date	20
Relating to assets sold during the period	102
Purchases	96
Sales	(224)
Ending balance at December 31, 2012	$914	$2
Changes in fair value measurements of Level 3 investments during the year ended December 31, 2011, were as follows:

	Private Equity Partnerships	Insurance Group Annuity Contracts
Beginning balance at December 31, 2010	$795	$3
Actual return on plan assets:
Relating to assets still held at the reporting date	53
Relating to assets sold during the period	48
Purchases	146
Sales	(122)	(1)
Ending balance at December 31, 2011	$920	$2
The fair values of the Company’s other postretirement benefit plan assets at December 31, 2012 by asset category were as follows:

	Fair Value Measurements at December 31, 2012 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category
Money market fund	$9	$—	$—	$9
Unitized mutual funds	—	202	—	202
Total	$9	$202	$—	$211
The fair values of the Company’s other postretirement benefit plan assets at December 31, 2011 by asset category were as follows:

	Fair Value Measurements at December 31, 2011 (in millions)
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Asset Category
Money market fund	$4	$—	$—	$4
Unitized mutual funds	—	201	—	201
Total	$4	$201	$—	$205

Investments in the unitized mutual funds are carried at the per share net asset value and include approximately 28 percent of investments in non-U.S. common stocks in 2012 and approximately 27 percent of investments in non-U.S. common stocks in 2011. Net asset value is based on the fair market value of the funds’ underlying assets and liabilities at the date of determination. Investments in the money market fund are valued at fair value which represents the net assets value of the shares of such fund as of the close of business at the end of the period.

	2012	2011
Assumed health care trend rates at December 31
Health care cost trend rate assumed for next year	7.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate	2018	2018
A one percentage point change in the assumed health care cost trend rates would have the following effects (in millions):

	One Percent Increase	One Percent Decrease
Impact on 2012 service and interest cost	$15	$(16)
Impact on postretirement benefit obligation as of December 31, 2012	60	(63)
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010.
As a result of the Chapter 11 Cases, AMR contributed $272 million to its US defined benefit pension plans in 2012 to cover post-petition periods. As a result of only contributing the post-petition portion of the required contribution, the PBGC filed a lien against certain assets of the Company. The Company’s 2013 contribution to its defined benefit pension plans is subject to the Chapter 11 proceedings.
The following benefit payments, which reflect expected future service as appropriate, are expected to be paid:

	Pension	Retiree Medical and Other
2013	$620	$135
2014	620	131
2014	645	124
2016	663	117
2017	699	110
2018 – 2022	4,011	450
12.         Intangible Assets
The Company has recorded international slot and route authorities of $708 million as of December 31, 2012 and 2011. The Company considers these assets indefinite life assets and as a result, they are not amortized but instead are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Such triggering events may include significant changes to the Company’s network or capacity, or the implementation of open skies agreements in countries where the Company operates flights.
As there is minimal market activity for the valuation of routes and international slots and landing rights, the Company measures fair value with inputs using the income approach. The income approach uses valuation techniques, such as future cash flows, to convert future amounts to a single present discounted amount. The inputs utilized for these valuations are unobservable and reflect the Company’s assumptions about market participants and what they would use to value the routes and accordingly are considered Level 3 in the fair value hierarchy. The Company’s unobservable inputs are developed based on the best information available as of December 31, 2012.
The following tables provide information relating to the Company’s amortized intangible assets as of December 31 (in millions):

	2012
	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$515	$385	$130
Gate lease rights	155	124	31
Total	$670	$509	$161

	2011
	Cost	Accumulated Amortization	Net Book Value
Amortized intangible assets:
Airport operating rights	$509	$361	$148
Gate lease rights	160	125	35
Total	$669	$486	$183
Airport operating and gate lease rights are being amortized on a straight-line basis over 25 years to a zero residual value. The Company recorded amortization expense related to these intangible assets of approximately $25 million, $27 million, and $28 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company expects to record annual amortization expense averaging approximately $19 million in each of the next five years related to these intangible assets.
13.         Accumulated Other Comprehensive Income (Loss)
The components of Accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and Retiree Medical Liability	Unrealized Gain/(Loss) on Investments	Derivative Financial Instruments	Income Tax Benefit/ (Expense)	Total
Balance at December 31, 2011	$(3,887)	$(4)	$28	$(212)	$(4,075)
Current year change	(1,910)	6			(1,904)
Amortization of actuarial loss and prior service cost	130	—	—	—	130
Benefit plan modifications	3,345				3,345
Reclassification of derivative financial instruments into earnings	—	—	(3)	—	(3)
Change in fair value of derivative financial instruments	—	—	(12)	—	(12)
Non-cash tax provision	$—	$—	$—	$(569)	$(569)
Balance at December 31, 2012	$(2,322)	$2	$13	$(781)	$(3,088)
As of December 31, 2012, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive income/(loss) into earnings approximately $15 million in net gains (based on prices as of December 31, 2012) related to its fuel derivative hedges.
The Company recognized a $569 million non-cash income tax benefit, offset by a $569 million charge to other comprehensive income, during the fourth quarter of 2012 related to gains in other comprehensive income. See Note 9 to the consolidated financial statements for further information.
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
Pursuant to a capacity purchase agreement between American and the American Eagle carriers, American receives all passenger revenue from flights performed for it by the American Eagle carriers and pays the American Eagle carriers a fee for each flight. The capacity purchase agreement reflects what the Company believes are current market rates received by other regional carriers for similar flying. Amounts paid to the American Eagle carriers under the capacity purchase agreement are available to pay for various operating expenses of the American Eagle carriers, such as crew expenses, maintenance, and other aircraft related expenses. As of December 31, 2012, the American Eagle carriers operated approximately 1,500 daily departures, offering scheduled passenger service to over 175 destinations in North America, Mexico and the Caribbean. On a separate company basis, AMR Eagle reported $1.2 billion in revenue in 2012. However, this historical financial information is not indicative of what AMR Eagle’s future revenues might be if AMR Eagle were a stand-alone entity.
In 2012 and 2011, American made payments to the American Eagle carriers of approximately $1.1 billion and $2.4 billion, respectively, related to the capacity purchase agreement. In addition, American incurred costs associated with generating Regional Affiliates revenue for flights on AMR Eagle of $128 million and $132 million in 2012 and 2011, respectively, recorded in Commissions, booking fees and credit card expense in the accompanying consolidated statements of operations. American also incurred other costs in connection with its affiliate relationship with AMR Eagle totaling approximately $1.6 billion and $350 million in 2012 and 2011, respectively, primarily recorded in Other operating expenses in the accompanying consolidated statements of operations.
In consideration for certain services provided, the AMR Eagle carriers paid American approximately $16 million in 2012, $18 million in 2011 and $18 million in 2010.
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
American, together with the American Eagle carriers and the third party carriers that provide regional feed to American, serves more than 250 cities in approximately 50 countries with, on average, 3,400 daily flights. The combined network fleet numbers approximately 900 aircraft. American is also one of the largest scheduled air freight carriers in the world, providing a wide range of freight and mail services to shippers throughout its system onboard American’s passenger fleet.
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
The Company’s operating revenues by geographic region (as defined by DOT) are summarized below (in millions):

	Year Ended December 31,
	2012	2011	2010
DOT Domestic	$14,257	$13,782	$13,062
DOT Latin America	5,813	5,460	4,619
DOT Atlantic	3,411	3,499	3,365
DOT Pacific	1,344	1,216	1,104
Total consolidated revenues	$24,825	$23,957	$22,150
The Company attributes operating revenues by geographic region based upon the origin and destination of each flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.
16.         Quarterly Financial Data (Unaudited)
Unaudited summarized financial data by quarter for 2012 and 2011 (in millions, except per share amounts):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
Operating revenues	$6,031	$6,447	$6,422	$5,925
Operating income (loss)	(101)	122	27	(7)
Net earnings (loss)	(1,676)	(264)	(257)	271
2011
Operating revenues	$5,527	$6,109	$6,371	$5,950
Operating income (loss)	(266)	(116)	10	(798)
Net earnings (loss)	(431)	(284)	(153)	(1,097)
The Company's fourth quarter 2012 performance reflects restructuring charges and special items consisting of $360 million of severance related charges and write off of lease hold improvements on aircraft and at airport facilities that were rejected during the Chapter 11 process and a $280 million benefit from a settlement of a commercial dispute. The second and third quarters of 2012 reflect $106 million and $211 million of such items, respectively.
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
17.         Subsequent Events
Restructuring of Agreements with The Boeing Company and Amendment of Agreement with Airbus S.A.S.
American entered into an agreement on January 11, 2013 (the Restructuring Agreement) with Boeing that provides for the assumption and restructuring of certain existing aircraft purchase agreements (the Restructured Aircraft Purchase Agreements) between Boeing and American, the entering into of a definitive purchase agreement (the MAX purchase agreement) with respect to Boeing 737 MAX aircraft (the MAX aircraft), certain financing commitments for the Boeing 787 aircraft (the 787 aircraft) and certain Boeing 737-8 aircraft (the 737 aircraft), the assumption of certain other aircraft spare parts, support and services agreements, and a comprehensive settlement of the relationship among American and its affiliates and Boeing and certain affiliates of Boeing, including all claims asserted by Boeing and such affiliates in the Chapter 11 Cases, with certain limited exceptions.
The Bankruptcy Court issued an order on January 23, 2013 approving the Restructuring Agreement, assumption of the Restructured Aircraft Purchase Agreements, and the MAX purchase agreement.
The Restructured Aircraft Purchase Agreements provide for the substitution of up to 20 787-8 aircraft for 787-9 aircraft, an accelerated delivery schedule for the 787 aircraft with deliveries scheduled to commence in November 2014 and continue in each calendar year through September 2018, and the confirmation of the purchase of the Boeing 787 aircraft, which previously had been subject to certain reconfirmation rights. Under the Restructured Aircraft Purchase Agreements, American will have the option to purchase 40 737 aircraft, 13 777 aircraft and 58 787 aircraft.
Pursuant to the Restructuring Agreement, American entered into the MAX purchase agreement pursuant to which American will acquire 100 MAX aircraft, equipped with new, more fuel efficient engines. The MAX purchase agreement constitutes the definitive purchase agreement contemplated by and supersedes the agreement entered into by American and Boeing on July 19, 2011 (the 2011 MAX order) that provided for the commitment of American to purchase such MAX aircraft (referred to in the 2011 MAX order as 737RE aircraft). The 2011 MAX order was subject to a number of contingencies, including the parties entering into a definitive purchase agreement and Boeing's approval of the launch of the Boeing 737 re-engined aircraft program, which was approved in August, 2011. Under the MAX purchase agreement, the MAX aircraft are scheduled to be delivered in each of the years 2018 through 2022. In addition, under the MAX purchase agreement, American will have the option to purchase 60 additional MAX aircraft in the years 2020-2025.
American also, on January 11, 2013, entered into an amendment to the A320 Family Aircraft Purchase Agreement with Airbus, dated July 20, 2011 (the Airbus Amendment) specifying the scheduled delivery months of certain aircraft and revising the date by which American must notify Airbus of the engine selection of certain aircraft types. The Airbus Amendment became effective on January 23, 2013, when the Court entered an order approving assumption of the A320 Family Purchase Agreement. Agreements pursuant to which Airbus agreed to providing financing for the purchase of certain aircraft also were assumed.

Reflecting the above transactions, American had total aircraft acquisition commitments as follows:

		Boeing				Airbus
		737 Family	737 MAX	777-300 ER	787 Family	A320 Family	A320 NEO	Total
2013	Purchase	31	—	8	—	—	—	39
	Lease	—	—	—	—	20	—	20
2014	Purchase	5	—	6	2	—	—	13
	Lease	15	—	—	—	35	—	50
2015	Purchase	—	—	2	11	—	—	13
	Lease	20	—	—	—	30	—	50
2016	Purchase	—	—	2	13	—	—	15
	Lease	20	—	—	—	25	—	45
2017	Purchase	—	—	—	9	—	10	19
	Lease	20	—	—	—	20	—	40
2018 and beyond	Purchase	—	100	—	7	—	120	227
	Lease	—	—	—	—	—	—	—
Total	Purchase	36	100	18	42	—	130	326
	Lease	75	—	—	—	130	—	205
Subject to assumption of certain of the related agreements, payments for the above purchase commitments and certain engines will approximate $2.3 billion in 2013, $1.5 billion in 2014, $1.7 billion in 2015, $2.1 billion in 2016, $2.1 billion in 2017 and $12.8 billion for 2018 and beyond. These amounts are net of purchase deposits currently held by the manufacturers. American has granted Boeing a security interest in American's purchase deposits with Boeing.
New Capacity Purchase Agreement
On January 23, 2013, American entered into a 12 year capacity purchase agreement with Republic Airline Inc. (Republic), a subsidiary of Republic Airways Holdings, to provide large regional jet flying. Through the agreement, which is subject to approval by the Bankruptcy Court, Republic will acquire 53 Embraer E-175 aircraft featuring a two-class cabin with 12 first class seats and 64 seats in the main cabin. The aircraft, which will fly under the American Eagle brand, will phase into operation at approximately two to three aircraft per month beginning in mid-2013. All 53 aircraft are expected to be in operation by the first quarter of 2015.
Reflecting the above transaction, American's minimum fixed obligations under its capacity purchase agreements with third party regional airlines will approximate $353 million in 2013, $589 million in 2014, $739 million in 2015, $736 million in 2016, $580 million in 2017 and $4.8 billion in 2018 and beyond. These obligations contemplate minimum levels of flying by the third party airlines under the respective agreements and also reflect assumptions regarding certain costs associated with the minimum levels of flying such as the cost of fuel, insurance, catering, property tax and landing fees. Accordingly, actual payments under these agreements could differ materially from the minimum fixed obligations set forth above.
EETC Transactions
The Company filed a motion with the Bankruptcy Court on October 9, 2012, requesting entry of an order authorizing American to, among other things: (i) obtain postpetition financing in an amount of up to $1.5 billion secured on a first priority basis by, among other things, up to 41 Boeing 737-823 aircraft, 14 Boeing 757-223 aircraft, one Boeing 767-323ER aircraft and 19 Boeing 777-223ER aircraft as part of a new enhanced equipment trust certificate (EETC) financing (the Refinancing EETC) to be offered pursuant to Rule 144A under the Securities Act of 1933 as amended, and (ii) use cash on hand (including proceeds of the Refinancing EETC) to indefeasibly repay the existing prepetition obligations secured by such aircraft, as applicable, which are currently financed through, as the case may be, an EETC financing entered into by American in July 2009 (the Series 2009-1 Pass Through Certificates), a secured notes financing entered into by American in July 2009 (the 2009-2 Senior Secured Notes) and an EETC financing entered into by American in October 2011 (the Series 2011-2 Pass Through Certificates and, together with the Series 2009-1 Pass Through Certificates and the 2009-2 Senior Secured Notes, the Existing Financings), in each case without the payment of any make-whole amount or other premium or prepayment penalty. American expects the Refinancing EETC structure to be substantially similar to the structure of the Series 2011-2 Pass Through Certificates, other than the economic terms (such as the interest rate) and certain terms and conditions to be in effect during its current Chapter 11 bankruptcy case.

The Bankruptcy Court approved the motion on January 17, 2013 and entered an order pursuant to such effect on February 1, 2013. The trustees for the Existing Financings have filed notice of appeal of such order of the Bankruptcy Court. The Company intends to continue to assert vigorously its rights to repay the Existing Financings without the payment of any make-whole amount or other premium or prepayment penalty, and the Company is considering all of its options, including the payment of the Existing Financings and closing the Refinancing EETC notwithstanding such appeal.
The Company filed a motion with the Bankruptcy Court on January 24, 2013, requesting entry of an order authorizing American to, among other things, (i) obtain postpetition financing in an amount of up to $750 million secured on a first priority basis by, among other things, up to eight Boeing 737-823 aircraft, one Boeing 777-223ER aircraft, and four Boeing 777-300ER aircraft as part of a new EETC financing (the New EETC) to be offered pursuant to Rule 144A under the Securities Act of 1933 as amended, and (ii) use cash on hand (including proceeds of the New EETC) to indefeasibly repay the existing prepetition obligations secured by certain of the Boeing 737-823 and Boeing 777-223ER aircraft, as applicable, which are currently financed through, as the case may be, prepetition mortgage loan facilities that are scheduled to mature in May 2013 and July 2013. American expects the New EETC structure to be substantially similar to other American EETCs, other than the economic terms (such as the interest rate) and certain terms and conditions to be in effect during its current Chapter 11 bankruptcy case.
The Bankruptcy Court entered an order approving the motion on February 15, 2013. There can be no assurance that either the Refinancing EETC or the New EETC will be able to be effected on acceptable terms, or at all.
Merger Agreement
Description of Agreement and Plan of Merger
On February 13, 2013, AMR Corporation (AMR), US Airways Group, Inc., a Delaware corporation (US Airways), and AMR Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of AMR (Merger Sub), entered into an Agreement and Plan of Merger (the Merger Agreement), providing for a business combination of AMR and US Airways. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into US Airways (the Merger), with US Airways as the surviving corporation and as a wholly owned subsidiary of AMR, Following the Merger, AMR will own, directly or indirectly, all of the equity interests of American Airlines, Inc. (American), US Airways and their direct and indirect subsidiaries (herein, the New American) The Merger Agreement and the transactions contemplated thereby, including the Merger, are subject to the approval of the Bankruptcy Court (as defined below), and are to be effected pursuant to a plan of reorganization (the Plan) of the Company and certain of its direct and indirect domestic subsidiaries (the Debtors) in connection with their currently pending cases under chapter 11 of title 11 of the United States Code, 11 U.S.C. Sections 101 et seq. (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). The Plan is subject to confirmation and consummation in accordance with the requirements of the Bankruptcy Code.
Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of the respective parties, if the Merger is completed, US Airways stockholders will receive one share of common stock of New American (New American Common Stock) for each share of US Airways common stock. The aggregate number of shares of New American Common Stock issuable to holders of US Airways equity instruments (including stockholders, holders of convertible notes, optionees and holders of restricted stock units) will represent 28% of the diluted capitalization of AMR after giving effect to the Plan. The remaining 72% diluted equity ownership of AMR will be distributable, pursuant to the Plan, to the Debtors' stakeholders, labor unions and certain employees.
All of the equity interests in New American will be issued solely pursuant to the Merger Agreement or the Plan. All existing AMR common stock and other equity interests in AMR will be cancelled pursuant to the Plan, although, as set forth below, holders of such equity interests are expected to receive a recovery in the form of New American Common Stock.
The Merger is intended to qualify, for federal income tax purposes, as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.
The Merger Agreement provides that, upon consummation of the Merger, the board of directors of the combined company will initially consist of 12 members, composed of (i) Thomas W. Horton, AMR's current chairman, chief executive officer and president, who will serve as chairman of New American until the earlier of (A) one year after the closing of the Merger and (B) the day immediately prior to the first annual meeting of stockholders of the combined company (provided that such meeting will not occur prior to May 1, 2014), (ii) W. Douglas Parker, US Airways' current chief executive officer, who will serve as chief executive officer of New American and will serve as chairman of New American following the end of Mr. Horton's term, (iii) two independent directors designated by AMR, (iv) three independent directors designated by US Airways, and (iv) five independent directors designated by a search committee consisting of representatives of the Official Committee of Unsecured Creditors of the Debtors and certain representatives of creditors signatory to the support agreements with AMR referred to below, one of whom will serve as lead independent director. Subject to applicable law, prior to the Merger, Messrs. Horton and Parker will engage in a planning process for integration purposes.
AMR and US Airways have each made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants (i) to conduct their businesses in the ordinary and usual course between the execution of the Merger Agreement and the consummation of the Merger and (ii) not to solicit alternative business combination transactions. In addition, the Merger Agreement contains “no shop” provisions that restrict each party's ability to initiate, solicit or knowingly encourage or facilitate competing third-party proposals for any transaction involving a merger of such party or the acquisition of a significant portion of its stock or assets, although each party may consider competing, unsolicited proposals and enter into discussions or negotiations regarding such proposals, if its board of directors determines that any such acquisition proposal constitutes, or is reasonably likely to lead to, a superior proposal and that the failure to take such action is reasonably likely to be inconsistent with its fiduciary duties under applicable law.
US Airways has agreed to certain additional customary covenants in the Merger Agreement, including, among others, subject to certain exceptions, (i) to cause a stockholder meeting to be held to consider adoption of the Merger Agreement and (ii) for its board of directors to recommend adoption of the Merger Agreement by US Airways' stockholders. AMR has also agreed to certain additional customary covenants in the Merger Agreement, including, among others, subject to certain exceptions, (i) to pursue confirmation of the Plan and (ii) for its board of directors to recommend adoption of the Merger Agreement by the Debtors' stakeholders.
Consummation of the Merger is subject to customary conditions, including, among others: (i) approval of the stockholders of US Airways; (ii) expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of certain other regulatory approvals; (iii) absence of any order or injunction prohibiting the consummation of the Merger; (iv) Bankruptcy Court confirmation of the Plan, which must contain certain specified provisions defined in the Merger Agreement; (v) subject to certain exceptions, the accuracy of representations and warranties with respect to the business of AMR or US Airways, as applicable; (vi) each of AMR and US Airways having performed their respective obligations pursuant to the Merger Agreement; and (vii) receipt by each of the Company and US Airways of a customary tax opinion.
The Merger Agreement contains certain termination rights for AMR and US Airways, and further provides that, upon termination of the Merger Agreement under specified circumstances, (i) AMR may be required to pay US Airways a termination fee of $135 million in the event it terminates the agreement to enter into a superior proposal and $195 million if US Airways terminates the Merger Agreement in the event of a knowing and deliberate breach of the Merger Agreement by AMR and (ii) US Airways may be required to pay AMR a termination fee of $55 million in the event it terminates the agreement to enter into a superior proposal and $195 million if AMR terminates the Merger Agreement in the event of a knowing and deliberate breach of the Merger Agreement by US Airways.
Support Agreement and Term Sheet
On February 13, 2013, AMR and the other Debtors entered into a Support and Settlement Agreement (the Support Agreement) with certain holders of certain prepetition claims against one or more of the Debtors (such holders of claims, the Consenting Creditors), aggregating approximately $1.2 billion of prepetition unsecured claims. Pursuant to the terms of the Support Agreement, each Consenting Creditor has agreed, among other things, and subject to certain conditions, to (a) vote in favor of a Plan, which includes certain terms specified in a Term Sheet attached to the Support Agreement (the Term Sheet), (b) generally support confirmation and consummation of the Plan and (c) not to support or solicit any plan in opposition to the Plan. Confirmation and consummation of the Plan are subject to compliance with the provisions of the Bankruptcy Code and to the closing of the Merger.
The Support Agreement may be terminated upon the occurrence of certain events, including: (a) certain breaches by the Debtors or Consenting Creditors under the Support Agreement; (b) termination of the Merger Agreement or the announcement by AMR or US Airways of their intent to terminate the Merger Agreement (in which case the Support Agreement would terminate automatically); (c) the failure to meet certain milestones with respect to achieving confirmation and consummation of the Plan; (d) the filing, amendment or modification of certain documents, including the Plan, in a manner materially inconsistent with the Support Agreement and materially adverse to a Consenting Creditor (in which case the Support Agreement can be terminated by such Consenting Creditor solely with respect to itself); (e) the amendment or modification of the Merger Agreement in a manner that is materially adverse to a Consenting Creditor (in which case the Support Agreement can be terminated by such Consenting Creditor solely with respect to itself); and (f) if the volume weighted average price of US Airways' common stock for the thirty trading days ending on the last trading day immediately prior to the date of termination is less than $10.40. Termination of the Support Agreement would give the Consenting Creditors the right to withdraw their support of the Plan.
As described in the Term Sheet, the Plan implements the Merger, incorporates a compromise and settlement of certain intercreditor and intercompany claim issues, and is to contain the following provisions relating to the treatment of prepetition unsecured claims against the Debtors and equity interests in AMR:

•
Unless they elect to receive alternative treatment, holders of prepetition unsecured claims against AMR or American that also are guaranteed by either such company (Double-Dip Unsecured Claims) will receive shares of preferred stock of New American (the New American Preferred Stock) that will be mandatorily convertible into shares of New American Common Stock on each of the 30th, 60th, 90th and 120th day after the effective date of the Plan. Upon the conversion of the New American Preferred Stock on the 120th day after the effective date of the Plan, all New American Preferred Stock will have been converted to New American Common Stock and no New American Preferred Stock will remain outstanding. The conversion price of the New American Preferred Stock will vary on each conversion date, based on the volume weighted average price of the shares of the New American Common Stock on the five trading days immediately preceding each conversion date, at a 3.5% discount, subject to a cap and a floor price. The New American Preferred Stock allocable to the Double-Dip Unsecured Claims will have a face amount equal to the allowed amount of their claims, including post-petition interest at the non-default rate;

•
Holders of prepetition unsecured claims that are not Double-Dip Unsecured Claims (and holders of Double-Dip Unsecured Claims that elect to receive such treatment) will receive shares of New American Preferred Stock, as well as shares of New American Common Stock;

•
Holders of existing AMR equity interests (including stock, warrants, restricted stock units and options) will receive a distribution of shares of New American Common Stock representing 3.5% of the total number of shares of New American Common Stock (on an as-converted basis) in addition to the potential to receive shares of New American Common Stock above such amount; and

•
The satisfaction of certain labor-related claims through the allocation to such claims of shares of New American Common Stock representing 23.6% of the total number of such shares of New American Common Stock ultimately distributed to holders of prepetition general unsecured creditors against the Debtors.

In each case, the distributions made to each of the foregoing stakeholders will be adjusted to take into account any reserves made for disputed claims under the Plan.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the Exchange Act. This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012. During the quarter ending on December 31, 2012, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 using the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.
The effectiveness of internal control over financial reporting as of December 31, 2012, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited the Company’s consolidated financial statements. Ernst & Young LLP’s attestation report on the effectiveness of the Company’s internal control over financial reporting appears below.

/s/ Thomas W. Horton
Thomas W. Horton Chairman and Chief Executive Officer

/s/ Isabella D. Goren
Isabella D. Goren Senior Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
AMR Corporation (Debtor and Debtor-in-Possession)
We have audited American Airlines, Inc.’s (Debtor and Debtor-in-Possession) (the Company) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Management’s Report on Internal Control over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, American Airlines, Inc. (Debtor and Debtor-in-Possession) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2012 of the Company and our report dated February 20, 2013 expressed an unqualified opinion thereon and included an explanatory paragraph concerning matters related to the Company’s ability to continue as a going concern.
/s/ Ernst & Young LLP
Dallas, Texas
February 20, 2013

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information required by Item 10, Directors and Executive Officers of the Registrant, is incorporated herein by reference to an amendment to this Form 10-K to be filed by the Company not later than 120 days after the end of the fiscal year covered by this report. Information concerning the Company's code of ethics is included in Part I of this report on page 6. Information concerning Section 16(a) beneficial ownership reporting compliance and the audit committee and audit committee financial experts of the Company is incorporated herein by reference to an amendment to this Form 10-K to be filed not later than 120 days after the end of the fiscal year covered by this report.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11, Executive Compensation, is incorporated herein by reference to an amendment to this Form 10-K to be filed by the Company not later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information required by Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, is incorporated herein by reference to an amendment to this Form 10-K to be filed by the Company not later than 120 days after the end of the fiscal year covered by this report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information required by Item 13, Certain Relationships and Related Transactions, and Director Independence, is incorporated herein by reference to an amendment to this Form 10-K to be filed by the Company not later than 120 days after the end of the fiscal year covered by this report.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14, Principal Accountant Fees and Services, is incorporated herein by reference to an amendment to this Form 10-K to be filed by the Company not later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Schedules not included have been omitted because they are not applicable or because the required information is included in the consolidated financial statements or notes thereto.

(3)
Exhibits required to be filed by Item 601 of Regulation S-K. (Where the amount of securities authorized to be issued under any of AMR’s long-term debt agreements does not exceed 10 percent of AMR’s assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, AMR hereby agrees to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.)

Exhibit

10.1	Bylaws of American Airlines, Inc., amended January 22, 2003, incorporated by reference to American's report on Form 10-K for the year ended December 31, 2002.

10.2
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Daniel P. Garton, dated May 21, 1998, incorporated by reference to Exhibit 10.66 to AMR's report on Form 10-K for the year ended December 31, 1998.

10.3
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and William K. Ris, Jr., dated October 20, 1999, incorporated by reference to Exhibit 10.79 to AMR's report on Form 10-K for the year ended December 31, 1999.

10.4	Form of Amendment to Executive Termination Benefits Agreement dated as January 1, 2005, incorporated by reference to Exhibit 10.124 of AMR's report on Form 10-K for the year ended December 31, 2008.

10.5
Amended and Restated Executive Termination Benefits Agreement between AMR, American Airlines and Gary F. Kennedy dated February 3, 2003, incorporated by reference to Exhibit 10.55 to AMR's report on Form 10-K for the year ended December 31, 2002.

10.6
Employment agreement between AMR, American Airlines and William K. Ris, Jr. dated November 11, 1999, incorporated by reference to Exhibit 10.73 to AMR's report on Form 10-K for the year ended December 31, 2003.

10.7	Employment agreement between AMR, American Airlines and Thomas W. Horton dated March 29, 2006, incorporated by reference to Exhibit 10.1 to AMR's current report on Form 8-K dated March 31, 2006.

10.8
Amendment of employment agreement between AMR, American Airlines and Thomas W. Horton dated July 15, 2008, incorporated by reference to Exhibit 10.5 to AMR's report on Form 10-Q for the quarterly period ended June 30, 2008.

10.9
Executive Termination Benefits Agreement between AMR, American Airlines and Isabella D. Goren dated as of March 25, 2008 and Form of Amendment to the Executive Termination Benefits Agreement dated as of November 17, 2008, incorporated by reference to Exhibit 10.15 to American's report on Form 10-K for the year ended December 31, 2010.

10.10
Employment agreement between AMR, American Airlines, AMR Eagle Holding Corporation, and Daniel P. Garton dated June 10, 2010, incorporated by reference to AMR's current report on Form 8-K dated June 11, 2010.

10.11
Supplemental Executive Retirement Program for Officers of American Airlines, Inc., as amended and restated as of January 1, 2005, incorporated by reference to Exhibit 10.127 to AMR's report on Form 10-K for the year ended December 31, 2008.

10.12	2012 Annual Incentive Plan for American, incorporated by reference to Exhibit 99.1 to American's current report on Form 8-K dated January 23, 2012.

10.13
Aircraft Purchase Agreement by and between American Airlines, Inc. and The Boeing Company, dated October 31, 1997, incorporated by reference to Exhibit 10.48 to AMR Corporation's report on Form 10-K for the year ended December 31, 1997. Confidential treatment was granted as to a portion of this document.

10.14
Letter Agreement dated November 17, 2004 and Purchase Agreement Supplements dated January 11, 2005 between the Boeing Company and American Airlines, Inc., incorporated by reference to Exhibit 10.99 to AMR's report on Form 10-K for the year ended December 31, 2004. Confidential treatment was granted as to a portion of these agreements.

10.15
Letter Agreement between the Boeing Company and American Airlines, Inc. dated May 5, 2005, incorporated by reference to Exhibit 10.7 to AMR's report on Form 10-Q for the quarterly period ended June 30, 2005. Confidential treatment was granted as to a portion of this agreement.

10.16
Trust Agreement Under Supplemental Retirement Program for Officers of American Airlines, Inc., as amended and restated as of June 1, 2007, incorporated by reference to Exhibit 10.128 to AMR's report on Form 10-K for the year ended December 31, 2008.

10.17
Trust Agreement Under Supplemental Executive Retirement Program for Officers of American Airlines, Inc Participating in the $uper $aver Plus Plan), as amended and restated as of June 1, 2007, incorporated by reference to Exhibit 10.129 to AMR's report on Form 10-K for the year ended December 31, 2008.

10.18
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated November 20, 2007, incorporated by reference to Exhibit 10.25 to American Airlines, Inc.'s report on Form 10-K from the year ended December 31, 2007. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.19
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated January 20, 2008, incorporated by reference to Exhibit 10.27 to American Airlines Inc.'s report on Form 10-K from the year ended December 31, 2007. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.20
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated February 11, 2008, incorporated by reference to Exhibit 10.28 to American Airlines Inc.'s report on Form 10-K from the year ended December 31, 2007. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

10.21
Purchase Agreement No. 3219 between American Airlines, Inc. and The Boeing Company, dated as of October 15, 2008. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.138 to AMR's report on Form 10-K for the year ended December 31, 2008.

10.22
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated as of June 9, 2009. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.5 to American's report on Form 10-QA for the quarter ended June 30, 2009.

10.23
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated December 18, 2009. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.151 to AMR's report on Form 10-K for the year ended December 31, 2009.

10.24
Purchase Agreement Supplement by and between American Airlines, Inc. and The Boeing Company, dated January 14, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.32 to American's report on Form 10-K for the year ended December 31, 2010.

10.25
Supplemental Agreement No. 34 to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company dated as of July 21, 2010. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.1 to American's report on Form 10-QA for the quarter ended June 30, 2010.

10.26
Supplemental Agreement No. 2 to Purchase Agreement No. 3219 by and between American Airlines, Inc. and The Boeing Company dated as of July 21, 2010. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.2 to American's report on Form 10-QA for the quarter ended June 30, 2010.

10.27
Supplemental Agreement No. 21 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of March 14, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.1 to American's report on Form 10-Q for the quarter ended March 31, 2011.

10.28
Supplemental Agreement No. 22 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of March 31, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.2 to American's report on Form 10-Q for the quarter ended March 31, 2011.

10.29
Supplemental Agreement No. 23 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of April 29, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.1 to American's report on Form 10-Q for the quarter ended June 30, 2011.

10.30
Supplemental Agreement No. 24 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of May 25, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.2 to American's report on Form 10-Q for the quarter ended June 30, 2011.

10.31
Supplemental Agreement No. 25 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of July 19, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.1 to American's report on Form 10-Q for the quarter ended September 30, 2011.

10.32
Supplemental Agreement No. 26 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of July 26, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.2 to American's report on Form 10-Q for the quarter ended September 30, 2011.

10.33
Supplemental Agreement No. 35 to Purchase Agreement No. 1977 by and between American Airlines, Inc. and The Boeing Company dated as of August 19, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.3 to American's report on Form 10-Q for the quarter ended September 30, 2011.

10.34
A320 Family Aircraft Purchase Agreement by and between American Airlines, Inc. and Airbus S.A.S. dated as of July 20, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.4 to

American's report on Form 10-Q for the quarter ended September 30, 2011.

10.35
Supplemental Agreement No. 27 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of October 10, 2011. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.38 to American's report on Form 10-K for the year ended December 31, 2011.

10.36
Supplemental Agreement No. 29 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated March 12, 2012. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.1 to American's report on Form 10-Q for the quarter ended March 31, 2012.

10.37
Supplemental Agreement No. 28 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of June 1, 2012. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.1 to American's report on Form 10-Q for the quarter ended June 30, 2012.

10.38
Supplemental Agreement No. 30 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated June 29, 2012. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.2 to American's report on Form 10-Q for the quarter ended June 30, 2012.

10.39
Supplemental Agreement No. 32 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of September 30, 2012. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, incorporated by reference to Exhibit 10.1 to American's report on Form 10-Q for the quarter ended September 30, 2012.

10.40
Agreement and Plan of Merger, dated as of February 13, 2013, by and among AMR Corporation, US Airways Group, Inc., and AMR Merger Sub, Inc., incorporated by reference to Exhibit 2.1 to American's report on Form 8-K/A dated February 14, 2013.

10.41
Support and Settlement Agreement, dated as of February 13, 2013, by and among AMR Corporation, certain direct and indirect subsidiaries of AMR Corporation, and the Initial Consenting Creditors (as defined therein), incorporated by reference to Exhibit 10.1 to American's report on Form 8-K dated February 14, 2013.

10.42
Letter Agreement, dated February 13, 2013, by and between AMR Corporation and Thomas W. Horton, filed pursuant to Item 15(b) of Form 10-K, incorporated by reference to Exhibit 10.2 to American's report on Form 8-K/A dated February 14, 2013.

12	Computation of ratio of earnings to fixed charges for the years ended December 31, 2012, 2011, 2010, 2009 and 2008.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101	The following materials from American Airlines, Inc.'s Annual Report on Form 10-K for the year ended

December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders' Equity (Deficit) and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

* Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
American Airlines, Inc.

By:	/s/ Thomas W. Horton
Thomas W. Horton
Chairman and Chief Executive Officer
(Principal Executive Officer)
Date: February 20, 2013
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

/s/ Roger T. Staubach
Roger T. Staubach, Director

Date: February 20, 2013

Schedule II - Valuation and Qualifying Accounts and Reserves
(in millions)

	Balance at beginning of year	Changes charged to statement of operations accounts	Payments	Write-offs (net of recoveries)	Sales, retire- ments and transfers	Balance at end of year
Year ended December 31, 2012
Allowance for obsolescence of inventories	$530	$18	$—	$(45)	$—	$503
Allowance for uncollectible accounts	51	3	—	(11)	—	43
Reserves for environmental remediation costs	14	(1)	—	—	—	13
Year ended December 31, 2011
Allowance for obsolescence of inventories	$479	$31	$—	$—	$20	$530
Allowance for uncollectible accounts	57	4	—	(10)	—	51
Reserves for environmental remediation costs	17	(2)	(1)	—	—	14
Year ended December 31, 2010
Allowance for obsolescence of inventories	$457	$30	$—	$—	$(8)	$479
Allowance for uncollectible accounts	57	5	—	(5)	—	57
Reserves for environmental remediation costs	18	—	(1)	—	—	17