Form 10-K/A
period 2012-12-31
AMERICAN AIRLINES INC
filed 2013-04-16
CIK 4515

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 1-2691

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):    Yes  ☐    No  ☒

American Airlines, Inc. is a wholly-owned subsidiary of AMR Corporation, and there is no market for the registrant’s common stock. As of February 13, 2013, 1,000 shares of the registrant’s common stock were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) amends the Annual Report on Form 10-K of American Airlines, Inc. (American or the Company) for the fiscal year ended December 31, 2012, which the Company originally filed with the Securities and Exchange Commission (the SEC) on February 20, 2013 (the Original Filing). The Company is filing this Amendment No. 1 to provide the information required pursuant to instruction G(3) to Form 10-K for Part III, Items 10, 11, 12, 13, and 14 of the Original Filing. Part IV of the Original Filing has been amended to contain currently dated certifications as required by Rules 12b-15, 15d-14(a), and 15d-14(b) under the Securities Exchange Act of 1934 (the Exchange Act) with respect to this Amendment No. 1. Additionally, this Amendment No. 1 corrects certain technical and formatting errors within its Interactive Data File included in the Original Filing as Exhibit 101.

This Amendment No. 1 speaks as of the original filing date of the Original Filing and reflects only the changes to the cover page, Items 10, 11, 12, 13, and 14 of Part III, Item 15 of Part IV, the signature page, and Exhibits 31.1, 31.2, 32, and 101. No other information included in the Original Filing, including the information set forth in Part I and Part II, has been modified or updated in any way. The Company has made no attempt in this Amendment No. 1 to modify or update the disclosures presented in the Original Filing other than as noted above. Also, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing. Accordingly this Amendment No. 1 should be read in conjunction with Original Filing.

Additional Information and Where To Find It

This communication does not constitute an offer to sell or the solicitation of an offer to buy any securities or a solicitation of any vote or approval. The proposed merger transaction between AMR Corporation (“AMR”) (the parent company of American) and US Airways Group, Inc. (alone or together with its subsidiaries, US Airways Group) will be submitted to the stockholders of US Airways Group for their consideration. AMR has filed with the SEC a registration statement on Form S-4, which includes a preliminary proxy statement of US Airways Group and also constitutes a prospectus of AMR. US Airways Group expects to file with the SEC a definitive proxy statement on Schedule 14A, and AMR and US Airways Group also plan to file other documents with the SEC regarding the proposed transaction. INVESTORS AND SECURITY HOLDERS OF US AIRWAYS GROUP ARE URGED TO READ THE PRELIMINARY PROXY STATEMENT/PROSPECTUS AND OTHER RELEVANT DOCUMENTS THAT WILL BE FILED WITH THE SEC (INCLUDING THE DEFINITIVE PROXY STATEMENT/PROSPECTUS) CAREFULLY AND IN THEIR ENTIRETY WHEN THEY BECOME AVAILABLE BECAUSE THEY CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED TRANSACTION. Investors and security holders may obtain free copies of the preliminary proxy statement/prospectus and other documents containing important information about AMR and US Airways Group (including the definitive proxy statement/prospectus), once such documents are filed with the SEC, through the website maintained by the SEC at http://www.sec.gov. Copies of the documents filed with the SEC by US Airways Group, when and if available, can be obtained free of charge on US Airways Group’s website at www.usairways.com or by directing a written request to US Airways Group, Inc., 111 West Rio Salado Parkway, Tempe, Arizona 85281, Attention: Vice President, Legal Affairs. Copies of the documents filed with the SEC by AMR, when and if available, can be obtained free of charge on AMR’s website at www.aa.com or by directing a written request to AMR Corporation, P.O. Box 619616, MD 5675, Dallas/Fort Worth International Airport, Texas 75261-9616, Attention: Investor Relations or by emailing investor.relations@aa.com.

US Airways Group, AMR and certain of their respective directors, executive officers and certain members of management may be deemed to be participants in the solicitation of proxies from the stockholders of US Airways Group in connection with the proposed transaction. Information about the directors and executive officers of US Airways Group is set forth in its Annual Report on Form 10-K/A, which was filed with the SEC on April 15, 2013, and the preliminary proxy statement/prospectus related to the proposed transaction, which was filed with the SEC on April 15, 2013. Information about the directors and executive officers of AMR is set forth in its Annual Report on Form 10-K/A, which was filed with the SEC on April 15, 2013, and the preliminary proxy statement/prospectus related to the proposed transaction, which was filed with the SEC on April 15, 2013. These documents can be obtained free of charge from the sources indicated above. Other information regarding the participants in the proxy solicitation may also be included in the definitive proxy statement/prospectus and other relevant materials when and if filed with the SEC in connection with the proposed transaction.

Forward-Looking Information

This document includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “forecast” and other similar words. These forward-looking statements are based on AMR’s and US Airways Group’s current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. The following factors, among others, could cause actual results and financial position and timing of certain events to differ materially from those described in the forward-looking statements: failure of a proposed transaction to be implemented; the challenges and costs of closing, integrating, restructuring and achieving anticipated synergies; the ability to retain key employees; AMR’s operations and financial condition, including changes in capacity, revenues, and costs; future financing plans and needs; the amounts of its unencumbered assets and other sources of liquidity; fleet plans; overall economic and industry conditions; plans and objectives for future operations; regulatory approvals and actions; and the impact on AMR of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact; and other economic, business, competitive, and/or regulatory factors affecting the businesses of US Airways Group and AMR generally, including those set forth in the filings of US Airways Group and AMR with the SEC, especially in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of their respective annual reports on Form 10-K and quarterly reports on Form 10-Q, their current reports on Form 8-K and other SEC filings, including the registration statement and the proxy statement/prospectus related to the proposed transaction. Any forward-looking statements speak only as of the date hereof or as of the dates indicated in the statements. Neither AMR nor US Airways Group assumes any obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting these forward-looking statements except as required by law.

PART III

Explanatory Note. American is a wholly-owned subsidiary of AMR. The members of the board of directors of AMR described below are also members of the board of American. The named executive officers of AMR described below are also the named executive officers of American. References to “AMR” below mean and include AMR and American unless other noted.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Set forth below is a brief biography of each of the current members of AMR’s board of directors.

Thomas W. Horton (Age 51). Director since 2011. Mr. Horton was named chairman and chief executive officer of AMR and American, in November 2011, and also continues to serve as president of AMR and American. Previously, Mr. Horton served as executive vice president—finance and planning and chief financial officer of AMR and American starting in March 2006 upon returning to American from AT&T. He was promoted to president in July 2010. At AT&T, he served as vice chairman and chief financial officer. Mr. Horton initially joined American in 1985 and held a range of senior financial positions with American. From 1998 to 2000, he was vice president responsible for the airline’s Europe business, based in London. In January 2000, Mr. Horton became senior vice president and chief financial officer of AMR. Mr. Horton serves on the board of directors of Qualcomm Incorporated. He therefore brings to the board extensive and unique company and industry experience. Since he is responsible for, and familiar with, AMR’s day-to-day operations and implementation of AMR’s strategy, his insights into AMR’s performance and the airline industry are critical to board discussions and AMR’s success.

John W. Bachmann (Age 74). Director since 2001. Mr. Bachmann began his career at Edward Jones, one of the world’s largest retail brokerage firms, in 1959. He has served in many capacities at the firm, including as its managing partner from 1980 to 2003. He has been senior partner at Edward Jones since January 2004. With his long history at Edward Jones and as its leader for many years, Mr. Bachmann has extensive financial, capital markets, strategic, and executive leadership experience. He is also senior council board member of the U.S. Chamber of Commerce. He previously served as a director of the Monsanto Company and the National Association of Securities Dealers. His experience as a director and member of board committees of these and other companies provides important insights into corporate governance and board functions. He is a resident of St. Louis, Missouri, one of AMR’s important markets. His background and experience make him an effective member of AMR’s board of directors and its audit and diversity committees, and a strong chairman of the audit committee.

Stephen M. Bennett (Age 59). Director since 2011. Mr. Bennett has served as chairman of the board (since October 2011) and president and chief executive officer (since July 2012) of Symantec Corporation, one of the world’s largest software companies providing security, storage, and systems management solutions. From 2000 until his retirement in December 2007, Mr. Bennett was president and chief executive officer of Intuit, Inc., a provider of innovative business and financial management solutions. Prior to Intuit, Mr. Bennett held several significant leadership positions at General Electric Company for more than 23 years, including executive vice president and member of the board of directors for GE Capital, the financial services subsidiary of General Electric. Mr. Bennett has served as a director of Symantec since 2010 and also serves as a director of Qualcomm Incorporated. Mr. Bennett brings to AMR’s board of directors extensive leadership, consumer industry, and technical experience through his former role as chief executive officer of Intuit, executive management positions at General Electric, and service on technology boards. His background and experience make him an effective member of AMR’s board of directors.

Armando M. Codina (Age 66). Director since 1995. Since January 1, 2011, Mr. Codina has been the chairman and chief executive officer of Codina Partners, LLC, a real estate investment and development firm based in Coral Gables, Florida. Mr. Codina formed Codina Partners in 2009 and through this entity and its affiliates is engaged in multiple real estate development and investment activities. Previously, he led the growth of Codina Group, a large South Florida-based commercial real estate firm, for 26 years as its founder, chairman, and chief executive officer. In 2006, Codina Group merged with Florida East Coast Industries (FECI) and became FECI’s full-service real estate business, Flagler Development Group. He served as Flagler’s chairman, chief executive officer, and president until September 2008, and as its chairman until December 2010. Prior to founding Codina Group, he served as president of Professional Automated Services, Inc., which provided data processing services to physicians. Mr. Codina’s extensive experience in commercial real estate and business provides significant insight into the real estate, business, strategic, and other issues AMR faces. He is also a director of The Home Depot, Inc., and he previously served as a director of Bell South Corporation, General Motors Corporation, Merrill Lynch & Co., Inc., and FECI. His experience as a director and member of board committees of these and other companies provides important insights into corporate governance and board functions. His deep roots in Florida also provide important perspective of one of AMR’s largest and most important markets. His background and experience make him an effective member of AMR’s board of directors and its nominating/corporate governance committee, and a strong lead director.

Alberto Ibargüen (Age 69). Director since 2008. Mr. Ibargüen has served as president and chief executive officer of the John S. and James L. Knight Foundation since July 2005. In this role, he has led the foundation’s support of journalism and civic advancement in 26 U.S. communities. Previously, Mr. Ibargüen served as chairman of Miami Herald Publishing Co. from 1998 to 2005, a Knight Ridder subsidiary, and as publisher of The Miami Herald and of El Nuevo Herald. He therefore brings extensive media, philanthropic, strategic, and executive leadership experience to AMR’s board of directors. He is a director of PepsiCo, Inc., AOL Inc., and the World Wide Web Foundation (based in Switzerland). He previously served as a director of NCL Corporation Ltd. and on the advisory committee of the Public Company Accounting Oversight Board. He is also a former chairman of the board of the Public Broadcasting Service and the Newseum in Washington, D.C. His experience as a director and member of board committees of these and other companies provides important insights into corporate governance and board functions. He is a resident of Miami, Florida, one of AMR’s largest and most important markets. His background and experience make him an effective member of AMR’s board of directors and its audit and diversity committees.

Ann M. Korologos (Age 71). Director since 1990. Mrs. Korologos has held several important posts in the U.S. government, including U.S. Secretary of Labor from 1987 to 1989, and Under Secretary of the U.S. Department of Interior and Assistant Secretary of the Treasury before that. She most recently served as chairman of the board of trustees of RAND Corporation, an international public policy research organization, from April 2004 to April 2009. From September 1989 until May 1990, Mrs. Korologos served as chairman of the President’s Commission on Aviation Security and Terrorism. She has served as chairman emeritus of The Aspen Institute since August 2004, where she has served on its board of trustees since 1989. She also was senior adviser for Benedetto, Gartland & Company from 1996 to 2005. With her leadership roles in political, financial, and other fields, Mrs. Korologos brings to AMR’s board of directors extensive public policy, financial, strategic, and executive leadership experience.

Mrs. Korologos is also a director of Harman International Industries, Incorporated, Host Hotels & Resorts, Inc. (formerly, Host Marriott Corporation), Vulcan Materials Company, Kellogg Company, and Michael Kors Holdings Limited. Her experience as a director and member of board committees of these and other companies provides important insights into corporate governance and board functions. She is also a resident of Washington, D.C., one of AMR’s most important markets. Her background and experience make her an effective member of the board and its diversity committee.

Michael A. Miles (Age 73). Director since 2000. Since 1995, Mr. Miles has been a special limited partner and a member of the advisory board of Forstmann Little & Co., a New York-based private equity firm. Previously, he was chairman and chief executive officer of Philip Morris Companies Inc. from 1991 until his retirement in 1994, and he served as chairman and chief executive officer of Kraft Foods, Inc. before that. With roles at these and other companies, he brings extensive business, financial, strategic, and executive leadership experience to AMR’s board of directors. Mr. Miles is also a director of Time Warner Inc., and he previously served as a director of Citadel Broadcasting Corporation and Dell Inc. His experience as a director and member of board committees of these and other companies provides important insights into corporate governance and board functions. He also resides in the Chicago area, one of AMR’s largest and most important markets. His background and experience make him an effective member of AMR’s board of directors and its compensation committee and a strong chairman of that committee.

Philip J. Purcell (Age 69). Director since 2000. Mr. Purcell became president and chief operating officer of Dean Witter Discover & Co. in 1982. He became chairman and chief executive officer of Dean Witter Discover in 1986 until it acquired Morgan Stanley Group, Inc. in 1997. He then served as chairman and chief executive officer of Morgan Stanley until he retired in July 2005. Mr. Purcell has been the president of private equity firm Continental Investors, LLC since January 2006. With his leadership roles at major financial services companies and a private equity firm, Mr. Purcell has extensive financial, capital markets, strategic, and executive leadership experience. He also previously served as a director of the New York Stock Exchange (the NYSE), including as its vice chairman during 1995 and 1996. His experience as a chairman and director of these and other companies provides important insights into corporate governance and board functions. He also resides in the Chicago area, one of AMR’s largest and most important markets. His background and experience make him an effective member of AMR’s board of directors and its compensation and nominating/corporate governance committees.

Ray M. Robinson (Age 65). Director since 2005. Mr. Robinson started his career at AT&T in 1968, and prior to his retirement in 2003, he held several executive positions, including president of the Southern Region, its largest region, president and chief executive officer of AT&T Tridom, vice president of operations for AT&T Business Customer Care, senior vice president of AT&T Outbound Services, and vice president of AT&T Public Relations. Since 2003, Mr. Robinson has served as chairman of Citizens Trust Bank of Atlanta, Georgia, the largest African American-owned bank in the Southeastern U.S. and the nation’s second largest. With his numerous executive leadership positions, Mr. Robinson has extensive technology, banking, communications, strategic, and executive leadership experience. Mr. Robinson is also a director of Aaron’s, Inc., Acuity Brands, Inc., Avnet, Inc., and RailAmerica Inc., and he previously served as a director of ChoicePoint Inc. His experience as a director and member of board committees of these and other companies provides important insights into corporate governance and board functions. He resides in the Atlanta, Georgia area, an important business center, where he has been vice chairman of the East Lake Community Foundation since November 2003. His background and experience make him an effective member of AMR’s board of directors and its audit and nominating/corporate governance committees.

Dr. Judith Rodin (Age 68). Director since 1997. Dr. Rodin has served as president of The Rockefeller Foundation since March 2005. The foundation, founded in 1913, supports efforts to combat global social, economic, health, and environmental challenges. From 1994 to 2004, Dr. Rodin led the University of Pennsylvania through a period of significant growth as its president. Before that, at Yale University, she chaired the Department of Psychology, served as dean of the Graduate School of Arts and

Sciences and provost, and she was a faculty member for 22 years. As the leader of important philanthropic and higher learning institutions, Dr. Rodin has extensive educational, philanthropic, strategic, and executive leadership experience. Dr. Rodin is also a director of Citigroup Inc. and Comcast Corporation. Her experience as a director and member of board committees of these and other companies provides important insights into corporate governance and board functions. She is a resident of New York City, one of AMR’s most important markets. Her background and experience make her an effective member of AMR’s board of directors and its compensation committee.

Matthew K. Rose (Age 54). Director since 2004. Mr. Rose has been chairman and chief executive officer of BNSF Railway Company, one of the largest freight rail systems in North America, since 2000. He has also served as the chairman and chief executive officer of its parent, Burlington Northern Santa Fe, LLC (a subsidiary of Berkshire Hathaway Inc.) or its predecessors since 2002, and served as its president until November 2010. Before serving as its chairman, Mr. Rose held several leadership positions there and at its predecessors, including president and chief executive officer from 2000 to 2002, president and chief operating officer from 1999 to 2000, and senior vice president and chief operations officer from 1997 to 1999. As the chairman and chief executive officer of a major transportation company, Mr. Rose brings to AMR’s board of directors extensive business, financial, strategic, and executive leadership experience in the transportation industry. He is also a director of AT&T Inc., and he previously served as a director of Centex Corporation. His experience as a director and member of board committees of these and other companies provides important insights into corporate governance and board functions. He lives in the Dallas-Fort Worth area, where AMR’s headquarters, principal hub, and largest employee base are located. His background and experience make him an effective member of AMR’s board of directors and its compensation committee.

Roger T. Staubach (Age 71). Director since 2001. Mr. Staubach founded The Staubach Company, a large commercial real estate firm until its merger with Jones Lang LaSalle Incorporated in July 2008. He has served as a director and as executive chairman, Americas, of Jones Lang LaSalle Incorporated since the merger with The Staubach Company. Prior to that, he served as executive chairman of The Staubach Company from July 2007 to July 2008, and chairman and chief executive officer from 1982 to June 2007. A graduate of the U.S. Naval Academy in 1965, Mr. Staubach served four years as an officer in the U.S. Navy, and he played professional football from 1969 to 1979 with the Dallas Cowboys. Through his service as chairman and/or chief executive officer of two large commercial real estate firms, Mr. Staubach has extensive real estate, business, strategic, and executive leadership experience. Mr. Staubach is also a director of Cinemark Holdings, Inc. and Cyrus One, Inc., and he previously served as a director of McLeod USA Incorporated. His experience as a director of these and other companies provides important insights into corporate governance and board functions. He lives in the Dallas-Fort Worth area, where AMR’s headquarters, principal hub, and largest employee base are located. His background and experience make him an effective member of AMR’s board of directors and the diversity committee, and a strong chairman of that committee.

Executive Officers

Set forth below is a brief biography of each of AMR’s current executive officers. Information relating to Mr. Horton, AMR’s chairman and chief executive officer, is set forth above under “Directors”.

Daniel P. Garton (Age 55). Mr. Garton was named president and chief executive officer of AMR Eagle Holding Corporation, a wholly-owned subsidiary of AMR (AMR Eagle), in June 2010. He is also an executive vice president of AMR and American. Mr. Garton served as executive vice president—marketing of American from September 2002 to June 2010. He served as executive vice president—customer services of American from January 2000 to September 2002 and senior vice president—customer Services of American from 1998 to January 2000. Prior to that, he served as president of AMR Eagle from 1995 to 1998. Except for two years as senior vice president and chief financial officer of Continental Airlines between 1993 and 1995, he has been with AMR in various management positions since 1984.

Isabella D. Goren (Age 53). Ms. Goren was named senior vice president and chief financial officer of AMR and American in July 2010. She served as senior vice president—customer relationship marketing from March 2006 to July 2010. Prior to that, she served as vice president—interactive marketing and reservations from July 2003 to March 2006, and as vice president—customer services planning from October 1998 to July 2003. She has been with AMR in various management positions since 1986.

Gary F. Kennedy (Age 57). Mr. Kennedy was elected senior vice president and general counsel of AMR and American in January 2003. He is also the chief compliance officer of AMR and American. He served as vice president—corporate real estate of American from 1996 to January 2003. Prior to that, he served as an attorney and in various management positions at American since 1984.

James B. Ream (Age 57). Mr. Ream was named senior vice president of operations of American in January 2012. He previously served as American’s senior vice president of maintenance and engineering starting December 2009. Before that, Mr. Ream was president and chief executive officer of Express Jet Airlines, Inc. beginning in 2001, having been president and chief operating officer of Continental Express Airlines prior to that. He began his airline management career in 1987 as a financial analyst with American.

There are no family relationships among the directors or executive officers of AMR.

Other than the voluntary petitions for relief under the Bankruptcy Code filed by AMR and certain of its direct and indirect domestic subsidiaries (the Debtors) in the U.S. Bankruptcy Court for the Southern District of New York (the Bankruptcy Court) and jointly administered as Case No. 11-15463 (SHL), as described more fully in Part I, Item 1 of the Original Filing (the Chapter 11 Cases), none of the directors or executive officers has been a general partner or executive officer of a debtor in, or personally the subject of, a bankruptcy or similar proceeding during the past ten years.

Section 16(a) Beneficial Ownership Reporting Compliance

Because American does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act, no reports are required to be filed under Section 16(a) of the Exchange Act.

Standards of Business Conduct for Employees and Directors

AMR has adopted a written code of ethics (the Standards of Business Conduct) that applies to all of the American employees. AMR designed the Standards of Business Conduct to help employees resolve ethical issues in an increasingly complex business environment. The standards apply to all of American’s employees, including the chief executive officer and president, chief financial officer, general counsel and chief compliance officer, controller, treasurer, corporate secretary, and general auditor. They cover several topics, including conflicts of interest, full, fair, accurate, timely, and understandable disclosure in SEC filings, confidentiality of information, and accountability for adherence to the Standards of Business Conduct, as well as prompt internal reporting of violations and compliance with laws and regulations. A copy of the Standards of Business Conduct is available on the Investor Relations section of AMR’s website located at www.aa.com/investorrelations by clicking on the “Corporate Governance” link.

AMR’s board of directors has adopted a Code of Ethics and Conflicts of Interest Policy. It is designed to help the directors recognize and resolve ethical issues and to identify and avoid conflicts of interest. A copy of the Code of Ethics and Conflicts of Interest Policy is available on the Investor Relations section of AMR’s website located at www.aa.com/investorrelations by clicking on the

“Corporate Governance” link. AMR may post amendments or waivers of the provisions of the Standards of Business Conduct and the Code of Ethics and Conflicts of Interest Policy for any director or executive officer on this website.

Audit Committee

American, as a wholly-owned subsidiary of AMR, does not have an audit committee.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section provides an overview and analysis of the material elements and objectives of AMR’s executive compensation program for 2012.

AMR’s named executive officers for 2012 were:

•	Thomas W. Horton, chairman, president, and chief executive officer of AMR and American;

•	Daniel P. Garton, president and chief executive officer of AMR Eagle and executive vice president of AMR and American;

•	Isabella D. Goren, senior vice president and chief financial officer of AMR and American;

•	Gary F. Kennedy, senior vice president, general counsel, and chief compliance officer of AMR and American; and

•	James B. Ream, senior vice president of operations of American.

Please read this section with the “Executive Compensation” section that follows.

Executive Summary

On November 29, 2011, AMR and the other Debtors filed voluntary petitions for relief under chapter 11 (Chapter 11) of title 11 of the U.S. Code, 11 U.S.C. sections 101, et seq, as amended (the Bankruptcy Code). Because of the bankruptcy filings, AMR’s executive compensation program in fiscal year 2012 varied significantly from the program AMR used in previous years. The information provided below provides a description of AMR’s executive compensation processes, programs, and decisions during 2012, but does not in many cases fully take into account the impact of the Chapter 11 Cases, as much of the impact of the Chapter 11 Cases is not yet known.

On February 13, 2013, AMR Corporation entered into an Agreement and Plan of Merger (the Merger Agreement) with US Airways Group, Inc. (alone or together with its subsidiaries, US Airways Group) and AMR Merger Sub, Inc., a wholly-owned subsidiary of AMR Corporation, providing for the merger of AMR Merger Sub, Inc. with and into US Airways Group, with US Airways Group continuing as the surviving entity in such merger as a direct wholly-owned subsidiary of AMR Corporation (the Merger). The execution and delivery of the Merger Agreement has been approved by the Bankruptcy Court; however, certain transactions contemplated thereby are to be effected pursuant to the plan of reorganization proposed by the Debtors under Chapter 11 pursuant to which, among other things, the Debtors will emerge from the Chapter 11 Cases and the Merger will be consummated (the Plan), which has been filed with and remains subject to confirmation by the Bankruptcy Court in accordance with the requirements of the Bankruptcy Code. The transactions to be effected pursuant to the Plan are subject to consummation, which is subject to other events or conditions, including approval of the Merger by the stockholders of US Airways Group. Actions AMR has taken or plans to take in 2013 pursuant to or in contemplation of the Merger impact some of its executive compensation programs or policies in effect in 2012 and prior years. AMR has briefly described the impact of those actions below where appropriate or possible.

Historically, AMR’s executive compensation program has been designed to support its business strategy, link pay with performance, promote long-term growth, and align its leaders’ decisions with the long-term interests of its stockholders. Due to circumstances relating to AMR’s continued restructuring under Chapter 11, during 2012:

•	AMR did not increase the base salary of any of its named executive officers;

•	AMR did not grant any stock-based compensation or other long-term incentive awards;

•	AMR did not make any payments under the financial component of AMR’s 2012 Annual Incentive Plan (the AMR 2012 AIP); and

•	AMR did not distribute any stock that vested in 2012 under outstanding stock-based awards to its named executive officers.

Since AMR Corporation, the parent of American, was in Chapter 11 for all of 2012, it did not hold an annual meeting of stockholders. Therefore it did not have an advisory vote on executive compensation in 2012.

AMR’s Compensation Objectives and Philosophy

The principal objectives of AMR’s executive compensation program are to:

•	provide compensation that enables it to attract, motivate, reward, and retain talented leaders;

•	reward achievement of its goals;

•	sustain a pay-for-performance approach in which variable or “at risk” compensation is a substantial portion of each leader’s compensation; and

•	align its compensation programs with the interests of its stockholders and other stakeholders through long-term stock-based incentives.

Due to circumstances relating to the Chapter 11 Cases, in 2012 AMR determined to suspend all stock-based compensation and other long-term incentive compensation programs and freeze the base salaries of its five named executive officers. AMR initially approved the AMR 2012 AIP that included a financial component and an operational component, but AMR later cancelled the AMR 2012 AIP, and no payment was made under the financial component of the AMR 2012 AIP. While AMR and its compensation committee recognized that these actions would lead to further substantial loss of compensation opportunities for its named executive officers, AMR also recognized that, due to their essential role in the restructuring, it would be appropriate to normalize their compensation later in AMR’s restructuring subject to any requirements arising in connection with the Chapter 11 Cases. AMR encouraged its named executive officers to continue their employment during its restructuring based on the prospect that their compensation might be appropriately addressed in the near future, but without any assurances as to what that might be.

The Process AMR Uses to Determine Compensation

As American is a wholly-owned subsidiary of AMR, the American board of directors does not have a compensation committee. The compensation decisions for the named executive officers described below are approved by the compensation committee of the AMR board of directors.

Since the compensation committee decided not to increase base salaries or grant stock-based compensation or other long-term incentive awards in 2012, AMR did not conduct a formal annual compensation review in 2012 as in prior years. Instead, AMR retained Towers Watson, a consultant with substantial experience with executive compensation practices of airlines and other Debtors during the course of the Chapter 11 Cases, to review its compensation program in the context of the Chapter 11 Cases. During 2012, Towers Watson worked closely with Mr. Horton, as well as American’s senior vice president of people and other members of American’s executive compensation team, and updated and supplemented some of the compensation information AMR used in its 2011 annual compensation review.

Also, in connection with Mr. Horton’s promotion to chief executive officer and chairman, in January 2012 the compensation committee reviewed his compensation with assistance from its independent consultant, Meridian Compensation Partners (Meridian), and one of AMR’s compensation consultants, Deloitte LLP. While the data presented suggested Mr. Horton’s compensation was below market, Mr. Horton declined to accept an increase in his compensation.

The Primary Components of AMR’s Compensation Program

AMR’s executive compensation program has principally consisted of the following components:

•	base salary;

•	short-term incentive compensation;

•	long-term incentive compensation; and

•	retirement benefits.

In addition, as is customary in the airline industry, AMR provides unlimited personal flight and other perquisites both during and following employment of its named executive officers. AMR describes these further in the tables and footnotes following this Compensation Discussion and Analysis.

Due to circumstances relating to the continuing Chapter 11 Cases, the compensation of AMR’s named executive officers during 2012 did not include any stock-based or long-term incentive compensation, or any meaningful short-term incentive compensation, and their base salaries were not increased to offset the loss of such incentive compensation opportunities. While recognizing the substantial reduction in their total compensation and the potential impact on AMR’s ability to retain its key executives, AMR’s compensation committee decided not to address the loss of such compensation until greater progress could be made in AMR’s restructuring under Chapter 11.

Prior to AMR’s Chapter 11 filings, however, it generally allocated compensation to its named executive officers as follows:

General Compensation Allocation

Base Salary

AMR’s compensation committee continues to believe it is important to provide a secure, consistent amount of cash compensation. Prior to the commencement of the Chapter 11 Cases in 2011, the committee established base salary levels that reflected each officer’s position, qualifications, and experience. In 2012, in recognition of AMR’s ongoing restructuring efforts, none of the named executive officers received a base salary increase.

Short-Term Incentive Compensation—The AMR Annual Incentive Plan

All employees of American, including the named executive officers (other than Mr. Garton), participated in the AMR 2012 AIP. The AMR 2012 AIP pays cash incentives upon the achievement of customer service and financial goals. The customer service component of the AMR 2012 AIP provides for payments of up to $100 per month for each person if AMR achieves one or more of its customer service targets for any fiscal quarter. AMR’s employees (including the named executive officers other than Mr. Garton) can also earn awards annually under the financial component of the AMR 2012 AIP. Under this component, awards are paid as a percentage of base salary, customarily called “bonus,” if American has at least a 5% pre-tax earnings margin. The financial component under American’s annual incentive plan has not been paid since 2001. AMR’s compensation committee determines the percentage of base salary that each named executive officer is eligible to receive. Although the compensation committee initially approved the establishment of the AMR 2012 AIP, it subsequently cancelled the AMR

2012 AIP in its entirety in September 2012, and no payments were made under its financial component. Each eligible employee, including AMR’s named executive officers (other than Mr. Garton), earned $633 under the overall customer service component of the AMR 2012 AIP prior to its termination.

Mr. Garton participated in the AMR Eagle Annual Incentive Plan, which is described in the section entitled “Executive Compensation—Short-Term and Long-Term Incentives” beginning on page 18.

Long-Term Incentive Compensation—Performance Shares, SARs, and Deferred Shares

Long-term incentive compensation has historically been a critical and substantial component of AMR’s executive compensation program prior to the commencement of the Chapter 11 Cases. AMR typically designed its long-term incentive compensation to align leaders’ compensation to the interests of its stockholders and used long-term incentive compensation as an important retention tool by awarding shares that only vested if the recipient remained with AMR for a period of time. AMR’s compensation committee used performance shares, stock appreciation rights (SARs), and deferred shares in an effort to achieve these goals. As stated above, as a result of the Chapter 11 Cases, AMR determined to suspend all stock-based compensation and other long-term incentive compensation programs and, accordingly, AMR’s compensation committee did not approve any stock-based compensation in 2012 due to the continuing Chapter 11 Cases and did not approve any long-term incentive compensation for its named executive officers in lieu of stock-based compensation. However, to best preserve the value of AMR’s business enterprise in contemplation of completing the Merger and combining the two airlines, with the assistance of Towers Watson, in February 2013 AMR agreed to employee protection, severance, and other compensation programs as part of the Merger Agreement. AMR’s compensation committee, together with its consultant, Meridian, reviewed and analyzed the proposed changes to its compensation program. In addition, the proposed changes were shared and discussed with US Airways Group and the Official Committee of Unsecured Creditors of AMR (and its compensation consultant) to reach a mutual agreement that was incorporated in the Merger Agreement.

Below is a summary of each equity-based instrument that AMR’s compensation committee awarded to AMR’s named executive officers prior to the commencement of the Chapter 11 Cases, why AMR’s compensation committee chose to pay each type of award, and when and how each type of award vested. As stated above, AMR’s compensation committee did not approve any long-term incentive compensation awards in 2012 due to the continuing Chapter 11 Cases, and the information provided below does not take into account the impact of the Chapter 11 Cases on awards made in prior years. In accordance with the Merger Agreement, none of the outstanding equity-based awards will be assumed if the Merger is consummated. The discussion of outstanding equity awards below is qualified in its entirety by the treatment of such awards in the Chapter 11 Cases.

Performance Shares. In 2011 and prior years, AMR’s compensation committee used performance shares to reward AMR’s named executive officers when AMR’s stock performed better than the stock of its primary competitors. Performance shares are contractual rights to receive shares of AMR’s common stock at the end of a three-year measurement period. The actual number of performance shares ultimately distributed to the named executive officers was based on AMR’s total stockholder return (TSR) compared to that of its primary competitors over that three-year period. AMR’s compensation committee selected the airlines used to determine its relative TSR, based on their market capitalization, revenue, and airline seat capacity and determined the percentages of the original award to be paid based on AMR’s relative TSR rank during the measurement period. AMR’s compensation committee did not approve any performance share awards in 2012 due to the continuing Chapter 11 Cases.

SARs. In 2011 and prior years, AMR’s compensation committee awarded SARs to AMR’s named executive officers. AMR’s SARs are contractual rights to receive shares of AMR’s common stock over a ten-year exercise period. Since they provide compensation only if the market value of AMR’s common stock appreciates from the date of grant, SARs would reward AMR’s executives for its stock price appreciation during that period. AMR’s compensation committee did not approve any SAR awards in 2012 due to the continuing Chapter 11 Cases.

Deferred Shares. Prior to the Chapter 11 Cases, AMR’s compensation committee each year also awarded deferred shares to AMR’s named executive officers. Deferred shares are contractual rights to receive shares of AMR’s common stock upon the completion of three years of service following the grant date. Since deferred shares are not subject to the achievement of performance objectives, the value of the deferred shares at the time of vesting would depend entirely on the value of AMR’s common stock at that time. AMR’s compensation committee believed that deferred shares were important for the long-term retention of AMR’s named executive officers because they provided a guaranteed award for their continued service through the three-year service period. AMR’s compensation committee did not approve any deferred share awards in 2012 due to the continuing Chapter 11 Cases.

Flight Perquisites and Other Benefits

The named executive officers also participate in a variety of health and welfare and other benefits that AMR provides to its U.S.-based employees. AMR’s compensation committee believes it is important to provide a limited number of additional perquisites and benefits to AMR’s named executive officers to attract and retain them. For example, as is common in the airline industry, AMR provides unlimited personal flight privileges on American and American Eagle Airlines, Inc., an indirectly wholly-owned subsidiary of AMR (American Eagle), in any available class of service. Instead of providing automobile lease payments, club memberships, financial planning fees, and other perquisites other companies often provide to their executives, AMR provides personal allowances to its named executive officers. AMR describes these and other perquisites in footnote (e) to the “Executive Compensation—Fiscal Year 2010, 2011, and 2012 Summary Compensation Table” beginning on page 16. No changes were made to the perquisites and benefits offered to AMR’s named executive officers in 2012.

Post-Employment and Change in Control Benefits

The information below does not fully take into account the impact of the Chapter 11 Cases.

Following their employment with AMR, AMR’s named executive officers are eligible for the post-employment benefits, perquisites, and privileges that AMR generally provides to all of its salaried employees. These include severance, pro-rated incentive compensation and equity distributions, and a limited number of other benefits. AMR also provides other post-employment perquisites to them, such as unlimited personal flight privileges on American and American Eagle in any available class of service. AMR’s compensation committee has determined that it is important to provide these post-termination benefits, perquisites, and privileges to AMR’s named executive officers to attract and retain them. AMR describes these benefits further in the narrative discussion under the section entitled “Executive Compensation—Post-Employment Compensation” beginning on page 25.

AMR’s named executive officers also participate in the AMR Retirement Benefit Plan of American Airlines, Inc. for Agents, Management, Specialists, Support Personnel, and Officers (the AMR Retirement Benefit Plan). This is a defined benefit plan that provides compensation to all of AMR’s eligible employees during their retirement. As part of the Chapter 11 Cases, all benefits under the AMR Retirement Benefit Plan were frozen for all employees, including AMR’s named executive officers, as of October 31, 2012.

AMR also offers eligible employees (including its named executive officers) the SuperSaver 401K Capital Accumulation Plan for Employees of Participating AMR Corporation Subsidiaries, a defined contribution plan (the AMR SuperSaver Plan), to help them plan for their retirement. Eligible employees who are not accruing additional benefits under the AMR Retirement Benefit Plan are eligible to receive dollar-for-dollar employer matching contributions under the AMR SuperSaver Plan, up to 5.5% of eligible earnings. Mr. Ream is not eligible to receive additional accruals under the AMR Retirement Benefit Plan. Since he returned to American in 2009, he has instead received matching contributions under the AMR SuperSaver Plan. Effective upon the freeze of benefit accruals under the AMR Retirement Benefit Plan on October 31, 2012, AMR began making matching contributions under the AMR SuperSaver Plan to the accounts of the other named executive officers and AMR’s other eligible employees, up to 5.5% of eligible earnings.

AMR’s named executive officers are also eligible to participate in AMR’s Supplemental Executive Retirement Plan (the AMR Non-Qualified Plan). The AMR Non-Qualified Plan is designed to address limits on benefits AMR can pay or contribute under the AMR Retirement Benefit Plan and AMR SuperSaver Plan pursuant to the Employee Retirement Income Security Act of 1974, as amended (ERISA). Like the AMR Retirement Benefit Plan, as of October 31, 2012, the defined benefits portion of the AMR Non-Qualified Plan was frozen for AMR’s named executive officers.

For further details regarding AMR’s retirement plans, see the sections entitled “Compensation Discussion and Analysis—Executive Compensation—2012 Nonqualified Deferred Compensation Table” beginning on page 25 and “Compensation Discussion and Analysis—Executive Compensation—2012 Pension Benefits Table” beginning on page 22 and the accompanying narrative discussion and footnotes that follow those tables.

Under the terms of AMR’s long-term incentive awards granted before the Chapter 11 Cases, outstanding awards vest following a transaction that is considered a change in control under those awards. The AMR Non-Qualified Plan also provides for payments upon a qualifying change in control. The Merger does not constitute a change in control for purposes of these outstanding long-term incentive awards or the AMR Non-Qualified Plan.

Prior to the commencement of the Chapter 11 Cases, AMR also entered into executive termination benefit agreements with its named executive officers for terminations associated with a change in control (the AMR Existing Severance Agreements). AMR’s compensation committee believes it is important to provide severance and other benefits following a change in control for several reasons. The airline industry may undergo further consolidation and economic challenges, and these agreements are common in the industry. The AMR Existing Severance Agreements encourage AMR’s named executive officers to work for the best interests of the stockholders during a potential change in control by guaranteeing some financial security if their employment is terminated after a change in control. Finally, these agreements help AMR attract senior leaders. The AMR Existing Severance Agreements have a “double trigger,” meaning that for the benefits to be paid, the change in control must be followed by a termination of the applicable employee’s employment. The double trigger is intended to encourage the leader to remain with AMR for a period of time following a change in control to help smooth the transition to new management. The Merger does not constitute a change in control for purposes of the AMR Existing Severance Agreements, and the above description of those agreements does not take into account the impact of the Chapter 11 Cases on these prepetition executory contracts or the waivers described below.

In connection with the Merger and as contemplated by the Merger Agreement, AMR plans to enter into severance agreements with each of its named executive officers (the AMR Merger Severance Agreements). As further described in the subsection entitled “Merger Agreement” directly below, these agreements will only be effective upon the consummation of the Merger (the Closing), and AMR’s named executive officers will waive their rights under the AMR Existing Severance Agreements in exchange for their rights under the AMR Merger Severance Agreements.

Merger Agreement

As described above, on February 13, 2013, AMR entered into the Merger Agreement with US Airways Group. Actions AMR has taken or plans to take pursuant to or in connection with the Merger in 2013 impact some of its executive compensation programs or policies in effect in 2012 and prior years. AMR has described the impact below where appropriate.

Because of the nature of any merger transaction of this magnitude, including the necessity for a smooth transition, the employment uncertainty and insecurity faced by AMR’s named executive officers, and the critical role each plays in the maintenance and preservation of AMR’s enterprise value, the Merger Agreement requires that the following employee compensation and benefit arrangements applicable to AMR’s named executive officers be implemented to assure that the Merger will be effected as seamlessly as possible.

In connection with the entry into the Merger Agreement, on February 13, 2013, AMR entered into a letter agreement with Mr. Horton governing his continued service to AMR, as renamed American Airlines Group Inc. (alone or together with its subsidiaries, AAG), following the Merger. Pursuant to this letter agreement, Mr. Horton’s employment with American will end effective upon the Closing. Effective as of the Closing, Mr. Horton will serve as chairman of the board of AAG until the earlier of (i) one year after the Closing, (ii) the day immediately prior to the first annual meeting of stockholders of AAG (which will in no event occur prior to May 1, 2014), and (iii) the election of a new chairman by the affirmative vote of at least 75% of the members of the board of directors (rounded up to the next full director), which must include at least one director who was designated as a director by AMR pursuant to the Merger Agreement. Effective upon the Closing, Mr. Horton will receive a severance payment equal to $9,937,500 in cash and $9,937,500 in shares of common stock of AAG. In addition, Mr. Horton will continue to receive lifetime flight and other travel privileges to which he is currently entitled, as well as an office and office support for a period of two years after the Closing. In determining the form and amount of compensation, AMR’s board of directors agreed that the amount to be paid is reasonable and appropriate given, among other things, Mr. Horton’s long service to AMR, the success of the restructuring, and the value created for AMR’s financial stakeholders pursuant to the Merger and restructuring.

The letter agreement with Mr. Horton will become binding on AMR upon its approval by the Bankruptcy Court. These arrangements are subject to the occurrence of the Merger and will terminate if the Merger does not occur.

•

2013 Short-Term Incentive Plan. AMR will reinstate AMR’s 2013 short-term incentive plan (AMR STI) for 2013. Eighty percent of the AMR STI will be based on 2013 pre-tax profit margin (excluding restructuring expenses, change in control transaction expenses, and other extraordinary items). The target performance objective will be a pre-tax profit margin of two percent, with the minimum performance threshold being a positive pre-tax margin and the maximum performance objective being a pre-tax margin of four percent. The remainder of the AMR STI will be based on one or more operational performance metrics to be determined by AMR’s compensation committee. Under the AMR STI, AMR’s named executive officers (other than Mr. Horton) will have an opportunity to earn 100% of base salary at target and 200% of base salary at maximum. Between the minimum, target, and maximum objectives, awards will be earned and payable on a straight-line interpolated basis.

•

2013 Equity Awards. AMR will award long-term incentive awards (the 2013 Equity Awards) in the form of stock-settled restricted stock units (RSUs), which awards will be granted under the new American Airlines Group Inc. 2013 Incentive Award Plan to be effected pursuant to the Plan (the AAG 2013 IAP). The amount to be awarded to AMR’s named executive officers is consistent with and not more than the 2013 equity awards granted to the named executive officers of US Airways Group. Under the AAG 2013 IAP, the 2013 Equity Awards will vest in equal amounts in April of 2014, 2015, and 2016. A pro rata amount will vest upon any termination of employment other than a termination of employment for cause or resignation by the executive without good reason.

•	Alignment Awards. AMR will award additional stock-settled RSUs to its named executive officers (other than Mr. Horton), which awards will be granted under the AAG

2013 IAP in an amount equal to 1.5 times the long-term incentive value awarded AMR’s executive vice presidents in 2011 (the AMR Alignment Awards). One-third of the AMR Alignment Awards will vest on each of (i) the date on which the Closing occurs, (ii) 12 months after the date on which the Closing occurs, and (iii) 24 months after the date on which the Closing occurs. The AMR Alignment Awards will fully vest on a termination of employment for which the executive becomes entitled to severance under the AMR Merger Severance Agreements, or vest pro rata upon a termination as a result of retirement, death, or disability.

•

Severance Arrangements. AMR expects to enter into AMR Merger Severance Agreements with each named executive officer (other than Mr. Horton). The agreements will be contingent on the Closing. The AMR Merger Severance Agreements are similar to the terms of the severance agreements covering similarly-situated US Airways Group executives. Under the AMR Merger Severance Agreements, if the executive is terminated without cause or resigns for good reason within two years of the Closing, he or she will be entitled to a severance payment equal to two times the sum of his or her (i) annual base salary, (ii) target short-term incentive award, and (iii) target long-term incentive award under an applicable long-term incentive program in effect on the termination date or a target award that would become payable to a similarly situated US Airways Group employee under a US Airways Group Long-Term Incentive Performance Program. In addition, all of his or her AMR Alignment Awards and a pro rata amount of the 2013 Equity Awards will vest. The period of exercisability of any outstanding vested options or SARs will be extended for up to 18 months (but not beyond the original expiration date). Further, if the executive is eligible for continued medical coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (COBRA), under AMR’s plans, he or she will receive a lump sum payment equal to the cost of two years’ of such coverage for the executive and his or her covered dependents and, under separate arrangements, the executive will become fully vested in his or her accrued benefits under the AMR Retirement Benefit Plan and the AMR Non-Qualified Plan.

•

Flight Privileges. Consistent with the treatment of flight privileges for similarly situated executives of US Airways Group, each of AMR’s named executive officers will be entitled to continuation of flight privileges he or she currently possesses following the Closing for his or her lifetime.

AMR’s compensation committee and board of directors believe the arrangements described above are reasonable and appropriate in the context of the Merger and to preserve the integrity and value of AMR’s enterprise in contemplation of the Merger. Further, these arrangements take into account the treatment of similarly-situated executives of US Airways Group to encourage a smooth and orderly integration following the Closing and to maximize value. Meridian, AMR’s compensation committee’s independent consultant, reviewed the arrangements and concurred. Also, in the Chapter 11 Cases, the Official Committee of Unsecured Creditors of AMR, after a thorough review, including by its retained compensation experts, fully supports implementation of these arrangements and also believes they are reasonable and appropriate.

Recoupment Policy

AMR’s recoupment policy allows it to recoup compensation paid to AMR’s chief executive officer and each of his direct reports if AMR restates its financial statements due to that officer’s intentional misconduct. The recoupment policy applies to annual incentive or equity compensation awards to the extent the awards were paid due to metrics impacted by the misstated financial information.

Stock Ownership Guidelines

Effective March 2011, AMR’s compensation committee adopted stock ownership guidelines for its chief executive officer, its president, and its executive and senior vice presidents. Due to the Chapter 11 Cases, AMR’s compensation committee has suspended compliance with these guidelines.

Consideration of Tax and Accounting Consequences in Determining Compensation

Typically, AMR considers tax and accounting consequences when reviewing compensation awards to its named executive officers. While AMR believes these considerations are important, AMR believes it should balance the tax and accounting considerations against both the need to retain executive talent and AMR’s long-term strategies and goals.

Compensation Committee Report

As stated above, American’s board of directors does not have a compensation committee.

Compensation Committee Interlocks and Insider Participation

As stated above, American’s board of directors does not have a compensation committee.

Executive Compensation

Fiscal Year 2010, 2011, and 2012 Summary Compensation Table

The following table contains information regarding compensation paid to AMR’s named executive officers during 2012. The table does not take into account the impact of the Chapter 11 Cases, but some of the potential effects resulting from the Chapter 11 Cases are summarized in the footnotes. Also, the table does not reflect compensation for Mr. Ream in 2010 or 2011 since he was not a named executive officer in those years.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(a) ($)	Options Awards(b) ($)	Non-Equity Incentive Plan Compensation(c) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(d) ($)	All Other Compensation(e) ($)	Total ($)
Thomas W. Horton	2012	618,135	0	0	0	633	1,092,937	37,458	1,749,163
Chairman, President, and Chief	2011	618,135	0	2,220,421	441,045	83	871,138	31,978	4,182,800
Executive Officer,	2010	618,135	0	1,831,548	661,628	467	553,539	30,305	3,695,621
AMR and American

Isabella D. Goren	2012	540,385	0	0	0	633	771,956	36,823	1,349,797
Senior Vice President and Chief	2011	508,007	0	883,694	175,511	83	561,082	31,939	2,160,316
Financial Officer	2010	423,993	0	912,643	329,848	467	316,129	28,571	2,011,650
AMR and American

Gary F. Kennedy	2012	522,000	0	0	0	633	817,644	37,414	1,377,691
Senior Vice President, General Counsel, and Chief Compliance	2011	522,000	0	883,694	175,511	83	682,007	29,894	2,293,189
Officer, AMR and American	2010	502,543	0	912,643	329,848	467	403,457	30,568	2,179,526

Daniel P. Garton	2012	530,478	0	0	0	0	1,112,837	34,282	1,677,597
President and Chief Executive Officer, AMR Eagle, Executive	2011	530,478	0	1,639,078	308,187	0	892,917	31,708	3,402,368
Vice President, AMR and American	2010	530,478	0	1,353,982	458,222	250	535,950	29,208	2,908,090

James B. Ream	2012	569,800	0	0	0	633	15,060	56,054	641,547
Senior Vice President of Operations, American

(a)	AMR did not grant any stock awards in 2012 due to the continuing Chapter 11 Cases. The amounts shown for 2011 and 2010 were not actually paid to AMR’s named executive officers. As required by the rules of the SEC, the amounts instead represent the aggregate grant date fair value of the performance shares and deferred shares awarded to each of them in 2010 and 2011. The grant date fair value of the performance share and career performance share awards for those years is based on AMR’s estimate on the grant date of the probable outcome of meeting the performance conditions of these awards. See note 10 to the AMR 2012 consolidated financial statements included in AMR’s annual report on Form 10-K for the years ended December 31, 2011 and 2012, respectively, for the assumptions AMR used to determine the aggregate grant date fair value of these awards. The aggregate grant date fair values of the 2010/2012 performance share awards assuming AMR meets the highest level (or 175%) of the performance conditions of these awards are: Mr. Horton ($1,766,274), Ms. Goren ($880,425), Mr. Garton ($1,221,230), Mr. Kennedy ($880,425). The aggregate grant date fair values of the 2011/2013 performance share awards assuming AMR meets the highest level (or 175%) of the performance conditions of these awards are: Mr. Horton ($1,749,129), Ms. Goren ($696,082), Mr. Garton ($1,222,317), Mr. Kennedy ($696,082). The amounts reported do not include any reduction in the value of the awards for the possibility of forfeiture or as a result of the Chapter 11 Cases.
(b)	AMR did not grant any options or SARs in 2012 due to the continuing Chapter 11 Cases. The amounts shown for 2011 and 2010 were not actually paid to its named executive officers. As required by the rules of the SEC, the amounts instead represent the aggregate grant date fair value of the SARs granted to each of them in 2010 and 2011 determined in accordance with ASC Topic 718. See note 10 to the consolidated financial statements included in AMR’s annual report on Form 10-K for the years ended December 31, 2011 and 2012, respectively, for the assumptions it used to determine the aggregate grant date fair value of these awards for those years. These amounts do not include any reduction in the value of the awards for the possibility of forfeiture or as a result of the Chapter 11 Cases.
(c)	The amounts shown are payments earned under the customer service component of the 2012 AMR AIP through September 2012, when the AMR 2012 AIP was terminated. AMR made no payments in 2010, 2011, or 2012 under the financial component of the AMR annual incentive plan or the AMR Eagle annual incentive plan because AMR did not meet the minimum performance level required to earn a payout.
(d)	The amounts shown for the officers are the change in the actuarial present value of the accumulated benefit under both the AMR Retirement Benefit Plan and the AMR Non-Qualified Plan from January 1 to December 31 of each year. The present value of the accumulated benefits increased from December 31, 2011 to December 31, 2012 because the discount rate decreased from 5.2% at December 31, 2011 to 4.2% at December 31, 2012. For Mr. Horton, the amounts also include additional years of credited service under the AMR Non-Qualified Plan. There were no above-market or preferential earnings on non-qualified deferred compensation. The change in actuarial present value of the accumulated benefit under both the AMR Retirement Benefit Plan and the AMR Non-Qualified Plan has not been reduced for the possibility that the benefits will not be paid in full as a result of the Chapter 11 Cases in November 2011. The amounts reflect that the benefit accruals under the AMR Retirement Benefit Plan and the AMR Non-Qualified Plan were frozen as of October 31, 2012. The amount shown for Mr. Ream is the change in the actuarial present value of the accumulated benefit under the AMR Retirement Benefit Plan he earned for his seven years of service until he resigned from American in 1994. Mr. Ream does not have a defined benefit in the AMR Non-Qualified Plan.
(e)

The amounts shown include a personal allowance of $27,000 paid each year to AMR’s named executive officers. The amounts also include the estimated aggregate incremental cost to AMR of providing perquisites and other personal benefits to its named executive officers. As is customary in the airline industry, AMR provides them and their spouses or companions and dependent children unlimited personal air travel on American and American Eagle in any available class of service. However, they are required to pay all taxes and fees associated with the air travel. The amounts shown include AMR’s estimated aggregate incremental cost for the air travel AMR provided them in 2012, including the estimated cost of incremental fuel, catering, and insurance, but exclude the associated fees and taxes they paid. Amounts in this column also include reimbursement for: (i) the cost of one annual medical exam, (ii) the premium for a term life insurance policy (with a policy amount equal to the base salary of the named executive officer), (iii) a portion of the premium for long-term disability insurance, and (iv) broker fees associated with the exercise of stock options by the named executive officer. Each AMR named executive officer and his or her spouse were also provided an Admirals Club® membership (American’s travel clubs located at large U.S. and international airports), and airport parking. Some of them were provided access to events or venues sponsored by AMR or received reduced cost air travel on other airlines, at no incremental cost to AMR. For Mr. Ream, the amounts also include matching contributions AMR made to his AMR SuperSaver Plan account and the defined contribution portion of the AMR Non-Qualified Plan of $11,250 and $14,423, respectively.

Fiscal Year 2012 Grants of Plan-Based Awards Table

The table below lists each grant or award made in 2012 to AMR’s named executive officers under its equity and non-equity incentive plans. AMR did not grant any equity-incentive awards in 2012 to its named executive officers, so the table does not reflect any such awards.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(a)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Horton	—	—	900	900	—	—	—	—	—	—	—
Goren	—	—	900	900	—	—	—	—	—	—	—
Garton (b)	—	—	5,305	15,914	—	—	—	—	—	—	—
Kennedy	—	—	900	900	—	—	—	—	—	—	—
Ream	—	—	900	900	—	—	—	—	—	—	—

(a)	The amounts shown for AMR’s named executive officers (other than Mr. Garton) are the target and maximum amounts each could have earned under the overall customer service component of the AMR 2012 AIP prior to its termination. As reported in the Summary Compensation Table, AMR’s named executive officers (other than Mr. Garton) earned $633 under the overall customer service component of the AMR 2012 AIP. The AMR 2012 AIP was terminated in September 2012. There will be no future payout under the AMR 2012 AIP. As president of American Eagle, Dan Garton did not participate in the AMR 2012 AIP.
(b)	The amount shown was not actually paid to Mr. Garton. The amount instead is the payment AMR would have made to Mr. Garton if American Eagle had met the minimum payment level of the AMR Eagle Annual Incentive Plan. Since American Eagle did not meet the threshold for payment under the AMR Eagle Annual Incentive Plan in 2012, no amount was actually paid to Mr. Garton.

Discussion regarding Fiscal Year 2010, 2011 and 2012 Summary Compensation Table and Fiscal Year 2012 Grants of Plan-Based Awards Table

As stated above, on November 29, 2011, the Debtors filed the Chapter 11 Cases. The information provided below does not fully take into account the impact of the Chapter 11 Cases. Due to the Chapter 11 Cases, AMR did not grant any equity-based awards to its named executive officers in 2012, and, in accordance with the terms of the Merger Agreement, AMR will not assume any of the outstanding awards upon emergence from the Chapter 11 Cases.

Short-Term and Long-Term Incentives. As stated above, AMR did not grant any long-term or equity incentive awards to its named executive officers in 2012 due to the continuing Chapter 11 Cases.

AMR’s compensation committee approved in January 2012 the AMR 2012 AIP for all eligible employees of American. As president of American Eagle, Mr. Garton did not participate in that plan. The AMR 2012 AIP was a short term non-equity incentive plan that included a financial component and an operational component. In connection with AMR’s restructuring efforts, AMR cancelled the AMR 2012 AIP in September 2012. No payment was earned or made under the financial component of the AMR 2012 AIP. A total of $633 was earned and paid to all of the named executive officers in 2012, based on the achievement of quarterly overall operational results under the overall operational component of the AMR 2012 AIP. Due to its cancellation in September 2012, there are no remaining overall amounts earned or unearned under the AMR 2012 AIP.

Mr. Garton participated in the AMR Eagle Annual Incentive Plan in 2012. No other named executive officer participated in the AMR Eagle Annual Incentive Plan. The AMR Eagle Annual Incentive Plan provides cash payments upon the achievement of pre-tax earnings targets at AMR Eagle. For Mr. Garton, the actual dollar amount paid under the AMR Eagle Annual Incentive Plan is capped at a maximum of 3% of base salary. AMR Eagle did not meet the pre-tax earnings targets, so no amounts were paid to him or earned under the plan in 2012.

Employment Agreement with Mr. Horton. To encourage Mr. Horton to return to American in 2006, AMR entered into an employment agreement with him. Under the employment agreement, Mr. Horton was entitled to an annual base salary of no less than $600,000 and an annual personal allowance of at least $27,000. His annual target bonus was at least 108% of his salary (this has not been paid in any year since his return). He is also eligible to participate in AMR’s benefit programs, including the AMR Retirement Benefit Plan and the AMR Non-Qualified Plan. The agreement granted Mr. Horton additional years of credited service under the AMR Non-Qualified Plan described in “2012 Pension Benefits Table” below. It also provided post-employment and change in control benefits described in “Post-Employment Compensation” and “Change In Control.” The agreement expired in March 2012.

Assignment Agreement with Mr. Garton. On June 10, 2010, AMR entered into an assignment agreement with Mr. Garton to encourage him to serve as the president and chief executive officer of AMR Eagle and to lead efforts for its possible divestiture. Unless the assignment agreement is terminated, under the agreement he is entitled to total annual compensation substantially similar to his compensation prior to accepting his new position. If AMR divests AMR Eagle and Mr. Garton remains in his current or a comparable position with AMR Eagle, AMR will pay his pro-rated target bonus under the applicable annual incentive plan (if AMR meets the applicable performance criteria). If he was not 55 at the time of a divestiture (and Mr. Garton has since reached age 55), AMR agreed to continue his employment or place him on leave until he reached age 55 (facilitating his retirement from American), or provide the economic equivalent of the retirement and welfare benefits that he would have received had his employment by American continued until he turned age 55. AMR will also provide the same rights in his outstanding equity awards as though he had remained employed by American. The agreement provides that in case AMR has not divested AMR Eagle by June 10, 2012, or if it is divested and either (i) he is not offered a comparable position with AMR Eagle or (ii) he does not continue to work for American, Mr. Garton is entitled to seek re-assignment to American or to receive severance equal to two times his base salary and target annual bonus under the applicable annual incentive plan and COBRA coverage for 18 months. AMR Eagle was not divested by June 10, 2012, and Mr. Garton requested re-assignment to American pursuant to the terms of the assignment agreement. In view of the uncertainty relating to AMR’s restructuring under the Chapter 11 Cases, American requested an extension of time to consider Mr. Garton’s request for re-assignment during which he continues in his current positions and his rights under the assignment agreement remain in effect.

Outstanding Equity Awards at 2012 Fiscal Year-End Table

The following table lists all of the outstanding stock and stock option/SAR awards held on December 31, 2012 by each of AMR’s named executive officers. The table also includes, where applicable, the value of these awards based on the closing price of AMR’s common stock on December 31, 2012, which was $0.80. Each award listed in the “Number of Securities Underlying Unexercised Options Unexercisable” column with an expiration date prior to July 24, 2016 is a stock option with a tandem SAR. The other awards listed in this column are SARs. The table does not take into account the impact of the Chapter 11 Cases. In accordance with the terms of the Merger Agreement, AMR will not assume any of the outstanding awards upon emergence from the Chapter 11 Cases.

	Option/Stock Appreciation Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights That Have Not Vested ($)
Horton	59,200	—		26.70	03/29/2016	81,100	(g)	64,880	151,900	(m)	121,520
	38,500	—		23.21	07/24/2016	34,950	(h)	27,960	—		—
	34,800	—		28.59	07/23/2017	185,550	(j)	148,440	—		—
	88,440	22,110	(a)	8.20	05/20/2018	85,470	(l)	68,376	—		—
	87,510	58,340	(b)	4.53	07/20/2019	—		—	—		—
	46,520	69,780	(c)	7.01	05/19/2020	—		—	—		—
	20,040	30,060	(d)	7.26	07/26/2020	—		—	—		—
	24,300	97,200	(e)	6.58	05/18/2021	—		—	—		—

Goren	11,200	—		10.68	07/21/2013	46,150	(g)	36,920	60,450	(m)	48,360
	16,500	—		8.88	07/26/2014	11,850	(h)	9,480	—		—
	14,000	—		13.67	07/25/2015	73,850	(j)	59,080	—		—
	11,500	—		26.70	03/29/2016	21,330	(k)	17,064	—		—
	21,800	—		23.21	07/24/2016	42,750	(l)	34,200	—		—
	19,800	—		28.59	07/23/2017	—		—	—		—
	50,360	12,590	(a)	8.20	05/20/2018	—		—	—		—
	49,830	33,220	(b)	4.53	07/20/2019	—		—	—		—
	26,480	39,720	(c)	7.01	05/19/2020	—		—	—		—
	6,800	10,200	(d)	7.26	07/26/2020	—		—	—		—
	9,670	38,680	(e)	6.58	05/18/2021	—		—	—		—

Garton	16,800	—		10.68	07/21/2013	93,600	(g)	74,880	106,150	(m)	84,920
	30,000	—		8.88	07/26/2014	142,950	(j)	114,360	—		—
	35,520	—		13.67	07/25/2015	99,540	(k)	79,632	—		—
	38,500	—		23.21	07/24/2016	59,730	(l)	47,784	—		—
	34,800	—		28.59	07/23/2017	—		—	—		—
	88,440	22,110	(a)	8.20	05/20/2018	—		—	—		—
	87,510	58,340	(b)	4.53	07/20/2019	—		—	—		—
	46,520	69,780	(c)	7.01	05/19/2020	—		—	—		—
	16,980	67,920	(e)	6.58	05/18/2021	—		—	—		—

Kennedy	6,000	—		3.26	01/27/2013	46,150	(g)	36,920	60,450	(m)	48,360
	12,800	—		10.68	07/21/2013	11,850	(h)	9,480	—		—
	34,800	—		8.88	07/26/2014	73,850	(j)	59,080	—		—
	23,100	—		13.67	07/25/2015	42,660	(k)	34,128	—		—
	21,800	—		23.21	07/24/2016	42,750	(l)	34,200	—		—
	19,800	—		28.59	07/23/2017	—		—	—		—
	50,360	12,590	(a)	8.20	05/20/2018	—		—	—		—
	49,830	33,220	(b)	4.53	07/20/2019	—		—	—		—
	26,480	39,720	(c)	7.01	05/19/2020	—		—	—		—
	6,800	10,200	(d)	7.26	07/26/2020	—		—	—		—
	9,670	38,680	(e)	6.58	05/18/2021	—		—	—		—

Ream	33,220	49,830	(f)	7.72	01/04/2020	46,150	(g)	36,920	60,450	(m)	48,360
	26,480	39,720	(c)	7.01	05/19/2020	64,800	(i)	51,840	—		—
	9,670	38,680	(e)	6.58	05/18/2021	73,850	(j)	59,080	—		—
	—	—		—	—	34,020	(l)	27,216	—		—

(a)	Award becomes exercisable on May 20 of 2013.
(b)	Award becomes exercisable in two equal installments on each of July 20 of 2013 and 2014. The number of shares in each installment is: Mr. Horton, 29,170; Ms. Goren, 16,610; Mr. Garton, 29,170; and Mr. Kennedy, 16,610.
(c)	Award becomes exercisable in three equal installments on each of May 19 of 2013, 2014, and 2015. The number of shares in each installment is: Mr. Horton, 23,260, Ms. Goren, 13,240; Mr. Garton, 23,260; Mr. Kennedy, 13,240; and Mr. Ream, 13,240.
(d)	Award becomes exercisable in three installments on each of July 26 of 2013, 2014, and 2015. The number of shares in each installment is: Mr. Horton, 10,020; Ms. Goren, 3,400; and Mr. Kennedy, 3,400.
(e)	Award becomes exercisable in four equal installments on each of May 18 of 2013, 2014, 2015, and 2016. The number of shares in each installment is: Mr. Horton, 24,300; Ms. Goren, 9,670; Mr. Garton, 16,980; Mr. Kennedy, 9,670; and Mr. Ream, 9,670.
(f)	Award becomes exercisable in three installments on each of January 4 of 2013, 2014, and 2015. The number of shares in each installment is 16,610.
(g)	These deferred shares vest on May 19, 2013, generally subject to the recipient’s continued employment through that date.

(h)	These deferred shares vest on July 26, 2013, generally subject to the recipient’s continued employment through that date.
(i)	These deferred shares vested on January 4, 2013, generally subject to the recipient’s continued employment through that date.
(j)	These deferred shares vest on May 18, 2014, generally subject to the recipient’s continued employment through that date.
(k)	These career equity shares will vest upon retirement after age 60, or upon a qualifying early retirement under the AMR Retirement Benefit Plan, in each case, generally subject to continued employment through that date. If the named executive officer retires earlier than age 60, there is a 3% reduction in the total number of shares that will vest for each year the officer’s retirement date precedes age 60.
(l)	These performance shares were granted under the 2010/2012 Performance Share Plan, with a vesting date of April 17, 2013. Vesting is subject to the satisfaction of the applicable performance criteria and is generally subject to the recipient’s continued employment through that date.
(m)	These performance shares were granted under the 2011/2013 Performance Share Plan with a vesting date of April 16, 2014. Vesting is subject to the satisfaction of the applicable performance criteria and is generally subject to the recipient’s continued employment through that date. As required by the SEC’s disclosure rules, the number of performance shares shown assumes that target levels of performance (100%) will be achieved.

2012 Option Exercises and Stock Vested Table

The following table summarizes stock awards that vested for the named executive officers in 2012. No stock options or SARs were exercised during 2012. The table does not fully take into account the Chapter 11 Cases. While the table reflects that awards vested in 2012 under outstanding awards granted prior to the commencement of the Chapter 11 Cases, AMR did not distribute any stock in settlement of any stock awards to AMR’s named executive officers in 2012. In accordance with the terms of the Merger Agreement, AMR will not assume any of the outstanding awards upon emergence from the Chapter 11 Cases.

	Option Awards		Stock Awards
Name	Number of Shares Acquired On Exercise (#)	Value Realized On Exercise ($)	Number of Shares Acquired On Vesting(a) (#)	Value Realized On Vesting(b) ($)
Horton	0	0	197,620	101,686
Goren	0	0	112,530	57,902
Garton	0	0	215,151	111,152
Kennedy	0	0	112,530	57,902
Ream	0	0	47,730	22,910

(a)	The numbers shown are the number of shares that vested in April 2012 under the 2009/2011 Performance Share Plan and the number of deferred shares that vested in July 2012 under the 2009 deferred share award agreements. As stated above, AMR did not distribute any stock awards to its named executive officers in 2012 due to the Chapter 11 Cases. AMR does not plan to assume any of those awards.
(b)	Amounts shown are the fair market value of AMR’s stock on the date of vesting, multiplied by the number of shares shown in the column entitled “Number of Shares Acquired on Vesting” for the named executive officer. As stated above, AMR did not distribute any stock awards to its named executive officers in 2012 due to the Chapter 11 Cases. AMR does not plan to assume any of those awards.

Discussion regarding 2012 Option Exercises and Stock Vested Table

Under the terms of the 2009/2011 Performance Share Plan, the performance shares awarded in April 2009 referenced in the above table would have vested in April 2012. For the 2009 – 2011 measurement period, AMR had a 7th place TSR rank under the terms of the 2009/2011 Performance Share Plan, which would result in a vesting of 60% of the shares originally awarded under such plan. Those shares are reflected in the above table. In addition, under the terms of the 2009 deferred shares award agreements, the shares awarded under those agreements in July 2009 vested in July 2012, and those shares are reflected in the above table. While AMR is required to reflect the value of the performance and deferred share awards on the date of vesting in the above table, as stated above, AMR did not distribute any of stock under these awards to AMR’s named executive officers due to the Chapter 11 Cases, and AMR does not plan to assume any of those awards.

As reflected in the table, no options or SARs were exercised in 2012 by AMR’s named executive officers. The exercise prices of all of their outstanding awards were below AMR’s stock price in all of 2012.

2012 Pension Benefits Table

The following table summarizes the present value of the accumulated pension benefits of the named executive officers who participated in the AMR Retirement Benefit Plan and AMR Non-Qualified Plan as of December 31, 2012.

Name	Plan Name	Number of Years of Credited Service (#)		Present Value of Accumulated Benefit ($)(a)	Payments During Last Fiscal Year ($)
Horton	AMR Retirement Benefit Plan	22.573	(b)	1,039,975	0
	AMR Non-Qualified Plan	26.473	(b)	4,463,321	0
Goren	AMR Retirement Benefit Plan	25.283		1,122,225	0
	AMR Non-Qualified Plan	25.283		1,795,050	0
Garton	AMR Retirement Benefit Plan	25.286		1,211,372	0
	AMR Non-Qualified Plan	25.286		4,580,898	0
Kennedy	AMR Retirement Benefit Plan	27.465		1,428,605	0
	AMR Non-Qualified Plan	27.465		2,941,038	0
Ream	AMR Retirement Benefit Plan	6.456		74,412	0
	AMR Non-Qualified Plan	0		0	0

(a)	Prior to the commencement of the Chapter 11 Cases, AMR partially funded the benefits under the AMR Non-Qualified Plan into a trust as described in “AMR Non-Qualified Plan.” Assets in the trust are separate from AMR’s operating assets and become payable to the named executive officer only upon normal or early retirement. The amounts listed in this column for the AMR Non-Qualified Plan reflect the present value of the total benefit payable under the AMR Non-Qualified Plan to each of the named executive officers, without any reduction for amounts contributed to the trust. Tax laws treat the contributions made to the trust under the AMR Non-Qualified Plan as taxable income to the named executive officers, requiring them to pay applicable federal, state, and local income taxes. AMR did not reduce the AMR Non-Qualified Plan amounts shown in this column to reflect the contributions to the trust or the tax liabilities since AMR will not know the impact of the tax liabilities until normal or early retirement. AMR, therefore, does not consider such amounts as paid from the AMR Non-Qualified Plan until that time. No contributions to the trust under the AMR Non-Qualified Plan were made in 2012 or at any time after the commencement of the Chapter 11 Cases.
(b)	As of December 31, 2012, Mr. Horton had 22.573 years of credited service under the AMR Retirement Benefit Plan and 26.473 years of credited service under the AMR Non-Qualified Plan. Mr. Horton left AMR in 2002 and rejoined it in 2006. Under the terms of the AMR Retirement Benefit Plan and the AMR Non-Qualified Plan, Mr. Horton’s prior credited service in each plan was reinstated when he rejoined AMR. In addition, under his employment agreement, Mr. Horton had earned an additional 3.9 years of age and service credit under the AMR Non-Qualified Plan with an estimated value of $1,716,332.

Discussion regarding 2012 Pension Benefits Table

As stated above, AMR and the other Debtors filed voluntary petitions for relief under Chapter 11 on November 29, 2011. The information provided below does not fully take into account the impact of the Chapter 11 Cases.

AMR Retirement Benefit Plan. AMR provides the AMR Retirement Benefit Plan to assist its named executive officers and most of AMR’s other salaried employees during their retirement. AMR has similar defined benefit plans for other American employees, including those covered by collectively bargained labor agreements. The AMR Retirement Benefit Plan is only available to employees hired prior to January 1, 2002 who had also completed 1,000 hours of eligible service in one year prior to that date. To vest in the plan’s benefits, a participant must also (i) complete at least five years of eligible service, (ii) reach age 65, or (iii) be permanently and totally disabled. After becoming a participant in the AMR Retirement Benefit Plan, each participant earns one year of credited service for each plan year in which at least 1,900 hours of service are completed.

Normal retirement age under the plan is 65. However, participants with at least ten years of retirement eligible service may retire at age 60 and receive unreduced benefits. Participants with at least 15 years of retirement eligible service may retire at age 55, but their benefits are reduced 3% for each year that the participant’s age is below age 60. Participants who retire before age 60 with more than ten but less than 15 years of retirement eligible service may receive reduced retirement benefits starting at age 60. These benefits are reduced 3% for each year that the participant’s age is below age 65. AMR Retirement Benefit Plan benefits are paid as a monthly annuity and the participant may elect the form of annuity payments. Payment options include single life, joint, and survivor guaranteed period or level income. For the level income payment option, AMR reduces the monthly payments for the receipt of social security benefits.

The AMR Retirement Benefit Plan complies with ERISA and qualifies for an exemption from federal income tax under the U.S. Internal Revenue Code of 1986, as amended (the Code). As a qualified plan, it is subject to various restrictions under the Code and ERISA that limit the maximum annual benefit payable under the plan. The limit was $200,000 in 2012. The Code also limits the maximum amount of annual compensation that AMR may take into account under the AMR Retirement Benefit Plan. The limit was $250,000 in 2012. As described further in “AMR Non-Qualified Plan” below, AMR maintains the AMR Non-Qualified Plan to address these limits on benefit payments to AMR’s named executive officers.

AMR determines the benefit payable to all participants (including its named executive officers) under the AMR Retirement Benefit Plan and the AMR Non-Qualified Plan using the four formulas described below. As required by the plans, AMR uses the formula that provides the participant the greatest benefit. For purposes of the table above, AMR therefore assumed that Mr. Horton, Ms. Goren, Mr. Garton, and Mr. Kennedy will each receive benefits under the AMR Retirement Benefit Plan pursuant to the “Final Average Retirement Benefit Formula,” and under the AMR Non-Qualified Plan pursuant to the “Social Security Offset Formula.” Mr. Ream’s benefit under the AMR Retirement Benefit Plan was calculated pursuant to the “Career Average Benefit Formula.” Mr. Ream does not have a defined benefit in the AMR Non-Qualified Plan. Each formula is described below.

•

Final Average Retirement Benefit Formula. Under this formula, a participant’s annual benefit at normal retirement will equal the product of (i) 1.667% of his or her final average compensation times (ii) his or her years of credited service. Final average compensation is the average of the participant’s “pensionable pay” during the four highest paid consecutive years during the last ten years of employment. Pensionable pay includes regular pay, but excludes bonuses, expenses, and equity-based compensation.

•

Career Average Benefit Formula. A participant’s annual benefit at normal retirement under this formula will equal the sum of the following amounts, determined for each year the participant is a member of the AMR Retirement Benefit Plan: (i) 1.25% times the participant’s pensionable pay (as described above) for each year up to $6,600 and (ii) 2% times the participant’s pensionable pay for each such year over $6,600.

•

Social Security Offset Formula. A participant’s annual benefit at normal retirement under this formula will equal the difference between (i) the product of (a) 2% of the participant’s final average compensation (as described above) times (b) the participant’s years of credited service, and (ii) the product of (a) 1.5% of the participant’s estimated annual Social Security benefit times (b) the participant’s years of credited service, up to a maximum of 33.3 years of service.

•

Minimum Retirement Benefit Formula. Under this formula, a participant’s annual benefit at normal retirement will equal the product of (i) 12, times (ii)(a) $23.50 for participants whose final average compensation (as described above) is less than $15,000 or (b) $24.00 for participants whose final average compensation is at least $15,000, times (iii) the number of years of the participant’s credited service.

Benefit accruals under the AMR Retirement Benefit Plan were frozen for all AMR employees, including its named executive officers, as of October 31, 2012. Effective upon the freeze of benefit accruals, those employees received a replacement benefit under the AMR SuperSaver Plan in the form of matching employee contributions up to 5.5% of eligible earnings.

AMR Non-Qualified Plan. The AMR Non-Qualified Plan supplements the AMR Retirement Benefit Plan and the AMR SuperSaver Plan for AMR’s named executive officers because their compensation exceeds the maximum recognizable compensation limit allowed under the Code.

The AMR Non-Qualified Plan has two components: (i) a defined benefit component for Mr. Horton, Mr. Garton, Ms. Goren, Mr. Kennedy, and other eligible officers who participated in the AMR Retirement Benefit Plan before it was frozen, and (ii) a defined contribution component for the named executive and other officers who participate in the AMR SuperSaver Plan. Mr. Ream is not entitled to a benefit under the defined benefit component of the AMR Non-Qualified Plan. The defined contribution component is discussed below under “2012 Nonqualified Deferred Compensation Table” and the accompanying narrative.

Under the defined benefit component, eligibility requirements and the formulas used to calculate benefits are generally the same as those under the AMR Retirement Benefit Plan. However, under the AMR Non-Qualified Plan, benefit calculations for the named executive officers also include: (i) the average of the four highest short-term incentive payments made since 1985, (ii) any additional years of credited service that may have been granted to the named executive officer, and (iii) the average of the four highest performance return payments made since 1989. “Performance return payments” are dividend equivalent payments AMR made between 1989 and 1999 on outstanding career equity shares. Performance return payments were calculated using: (a) the number of shares granted, (b) the grant price, (c) individual performance, and (d) a rolling three-year return on investment. Income received from long-term incentive compensation payments (such as stock option/SAR exercises, and performance share, deferred share, and career performance share payments) is not used to calculate benefits in the AMR Non-Qualified Plan. In addition, AMR granted additional years of credited service for Mr. Horton and as reflected in the footnotes to the “2012 Pension Benefits Table” above.

Prior to the commencement of the Chapter 11 Cases, benefits payable under the defined benefit component of the AMR Non-Qualified Plan were periodically funded in a trust to give AMR Non-Qualified Plan participants a certainty of payment of their plan benefits that is comparable to that offered by the AMR Retirement Benefit Plan and AMR SuperSaver Plan. Payments to the trust result in taxable income to the participants. As they are participants in the AMR Non-Qualified Plan, the “2012 Pension Benefits Table” above reflects amounts the named executive officers accrued under the AMR Non-Qualified Plan (whether or not funded under the trust). No contributions to the trust under the Non-Qualified Plan were made in 2012 or at any time following the commencement of the Chapter 11 Cases.

As of December 31, 2012, Mr. Kennedy and Mr. Garton were eligible for early retirement under both the AMR Retirement Benefit Plan and the AMR Non-Qualified Plan, but as described above, their benefits would be reduced 3% for each year their respective retirement age precedes age 60.

As with the AMR Retirement Benefit Plan, all benefit accruals under the defined benefit portion of the AMR Non-Qualified Plan were frozen as of October 31, 2012.

Present Value Calculations. The values of accrued benefits under the AMR Retirement Benefit Plan are determined using a 4.2% interest rate and the sex-distinct RP2000 Mortality Tables projected to 2020. The lump sums payable under the AMR Non-Qualified Plan are calculated using the December 2012 segment rates and the unisex mortality table prescribed by the IRS in the Pension Protection Act of 2006. Retirement benefits for both plans are then discounted to December 31, 2012 using an interest-only discount of 4.2%. At December 31, 2011, the same assumptions were used, except that the lump sums under the AMR Non-Qualified Plan were calculated using December 2011 segment rates and the values of accrued benefits under both plans were calculated using a 5.2% interest rate. The present value is the amount today that, with fixed interest earned over time, will equal the employees’ accrued retirement benefit at retirement. The present values generally assume retirement at age 60, which is the age when unreduced benefits may be available. Mr. Horton will be eligible to receive an unreduced AMR Non-Qualified Plan benefit when he reaches age 56.

2012 Nonqualified Deferred Compensation Table

The following table provides information with respect to the nonqualified deferred compensation earned by AMR’s named executive officers for 2012.

Name	Executive Contributions in Last Fiscal Year ($)	Company Contributions in Last Fiscal Year ($)		Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals / Distributions in Last Fiscal Year ($)	Aggregate Balance at December 31, 2012 ($)
Horton	0	0		0	0	0
Goren	0	0		0	0	0
Garton	0	0		0	0	0
Kennedy	0	0		0	0	0
Ream	0	14,423	(a)	89	0	29,765

(a)	This company matching contribution amount is also reflected in the “All Other Compensation” column of the “Fiscal Year 2010, 2011, and 2012 Summary Compensation Table” on page 16.

Discussion regarding 2012 Nonqualified Deferred Compensation Table

AMR maintains the AMR SuperSaver Plan, a tax-qualified defined contribution plan, to help its named executive officers and other eligible employees plan for their retirement. All regular full-time and part-time employees on the U.S. payroll are eligible to participate in the AMR SuperSaver Plan. Under that plan, AMR matches eligible employee contributions to the plan dollar-for-dollar, up to 5.5% of eligible earnings. Following the freeze of benefit accruals under the AMR Retirement Benefit Plan on October 31, 2012, AMR began to make these matching contributions to the accounts of all eligible employees (including all of its named executive officers) under the AMR SuperSaver Plan. The AMR SuperSaver Plan allows employees to select the investment options for their distributions from a variety of third-party managed investment funds.

The AMR Non-Qualified Plan supplements the AMR SuperSaver Plan for AMR’s named executive officers because their compensation exceeds the maximum recognizable compensation limit allowed under the Code. After one year of service, an officer is eligible for matching contributions to the defined contribution component of the AMR Non-Qualified Plan. While there is no annual limit on the size of the matching contributions under the AMR Non-Qualified Plan, employee contributions to the AMR Non-Qualified Plan are not permitted. Contributions vest after three years of service, and participants are entitled to a distribution of their accounts upon a separation from AMR. Investment elections for the AMR Non-Qualified Plan mirror the AMR SuperSaver Plan investment options available to all participating employees, and the investment elections by each named executive officer in the AMR SuperSaver Plan are used in the AMR Non-Qualified Plan.

Post-Employment Compensation. This section describes the payments, benefits, and perquisites AMR may provide to its named executive officers following termination of their employment. Except as otherwise stated below, these are in addition to the payments, benefits, and perquisites that AMR generally provides to all of its salaried employees following termination of their employment. The information provided below does not fully take into account the impact of the Chapter 11 Cases.

•

Retirement. AMR provides retirement benefits to its employees (including its named executive officers) who retire after they reach normal retirement age or meet the requirements for early retirement. As described in “Discussion regarding 2012 Pension Benefits Table” above, Mr. Kennedy and Mr. Garton are eligible for early retirement under AMR’s pension plans, but their benefits would be reduced 3% for each year they retire before age 60.

In addition, upon normal retirement at age 65 or early retirement at age 60 or 55, AMR’s long-term incentive plans generally require pro-rata payments of stock awards granted under those plans. Under those plans, Mr. Garton and Mr. Kennedy were eligible for stock awards due to retirement as of December 31, 2012. Since Mr. Horton and Ms. Goren were not age 55 or older as of December 31, 2012, and Mr. Ream was not age 60 as of the date, they were not eligible for any stock award payments as of that date due to retirement. This does not fully take into account the impact of the Chapter 11 Cases.

Upon retirement, AMR will also continue to provide to each named executive officer, his or her spouse or companion, and any dependent children the flight perquisite AMR provided to them during employment. Mr. Kennedy and Mr. Ream vested in this perquisite when they reached age 55, and under a policy AMR discontinued for officers elected after 1996, AMR will provide this perquisite to Mr. Horton and Mr. Garton upon retirement or any other termination of their employment. In January 2011, however, AMR discontinued a policy that would have reimbursed some named executive officers for taxes and fees associated with their flight. The estimated aggregate incremental cost to AMR of providing the air travel perquisites to each named executive officer is listed under their names in the table below under “Voluntary Separation.” In addition, AMR will provide lifetime Admirals Club® memberships to each named executive officer and his or her spouse or companion, at no incremental cost to AMR.

•

Voluntary Separation and Termination for Cause. In the event that a named executive officer resigns or voluntarily terminates his or her employment (other than a normal or early retirement), or AMR terminates his or her employment for cause, under AMR’s equity plans the named executive officer will forfeit all outstanding stock-based awards. For these purposes, “for cause” means a felony conviction, failure to contest prosecution of a felony, or willful misconduct or dishonesty of a named executive officer that is directly and materially harmful to AMR’s business or reputation. In addition, AMR will discontinue his or her salary, perquisites, and benefits, except as provided below. As described above under “Retirement,” if vested in the AMR Retirement Benefit Plan and AMR Non-Qualified Plan, he or she is also entitled to the benefits under those plans. Mr. Garton and Mr. Kennedy were eligible for benefits under those plans as of December 31, 2012. As stated above, however, this does not fully take into account the impact of the Chapter 11 Cases. Assuming a separation of service as of December 31, 2012, under AMR’s plans and policies AMR would also continue to provide Mr. Horton, Mr. Garton, Mr. Kennedy, and Mr. Ream the flight perquisite it provided during their employment.

•

Involuntary Termination Other Than for Cause. Under AMR’s current practices and policies for all salaried U.S.-based employees, if AMR terminates a named executive officer’s employment other than for cause, he or she would receive up to one year’s annual salary (based on the officer’s years of service with AMR). In addition, under AMR’s long-term incentive plans, performance shares, and deferred shares would vest on a pro-rata basis as if the named executive officer had instead retired on the date of termination. The named executive officer would immediately forfeit all unvested stock options and SARs and would have 90 days to exercise vested stock options and SARs. Career equity awards previously awarded would immediately vest (at a rate of 10% per year for each year of service following the date of grant), and would become payable following the separation. This does not fully take into account the impact of the Chapter 11 Cases.

•

Termination Due to Death or Disability. According to the terms of AMR’s long-term incentive plans, upon the death or disability of a named executive officer, all of his or her outstanding performance shares and deferred shares would vest on a pro-rata basis. Their stock options and SARs would continue to be exercisable. All outstanding career equity awards would vest at a rate of 20% per year for each year of service following the date of grant and would become payable. In the event of death, his or her unvested stock options and SARs would immediately vest, and AMR would continue to provide to his or her surviving spouse and dependent children the flight perquisite AMR provided during employment. This does not fully take into account the impact of the commencement of the Chapter 11 Cases.

The following table quantifies the severance payments, long-term incentives, and flight perquisites each named executive officer would have received had there been a termination of his or her employment on December 31, 2012 in the situations described above. As of December 31, 2012, Mr. Kennedy and Mr. Garton were eligible for early retirement. None of the other named executive officers were eligible for retirement as of that date. For further details regarding payments to AMR’s named executive officers upon a change in control, please see the section entitled “Change In Control” beginning on page 27. In calculating the amounts in the table, AMR used a stock price of $0.80 per share, which was the closing price of AMR’s common stock on December 31, 2012. The amounts shown have not been reduced for the possibility that the benefits will not be paid in full as a result of the commencement of the Chapter 11 Cases.

Name		Retirement ($)	Voluntary Separation ($)	Death ($)	Disability ($)	Termination Other Than For Cause ($)
Horton	Cash Severance Benefits	—	—	—	—	618,135
	Long-Term Incentives	—	0	231,814	231,814	309,656
	Pension Benefits (a)	0	5,503,296	5,503,296	5,503,296	5,503,296
	Flight Privileges (b)	6,540	6,540	6,540	6,540	6,540

	Total	6,540	5,509,836	5,741,650	5,741,650	6,437,627

Goren	Cash Severance Benefits	—	—	—	—	540,385
	Long-Term Incentives	—	0	124,804	124,804	124,804
	Pension Benefits (a)	0	2,917,275	2,917,275	2,917,275	2,917,275
	Flight Privileges (b)	5,789	5,789	6,594	6,594	6,594

	Total	5,789	2,923,064	3,048,673	3,048,673	3,589,058

Garton	Cash Severance Benefits	—	—	—	—	530,479
	Long-Term Incentives	246,958	0	257,509	257,509	257,509
	Pension Benefits (a)	6,541,364	6,541,364	6,541,364	6,541,364	6,541,364
	Flight Privileges (b)	6,094	6,094	6,094	6,094	6,094

	Total	6,794,416	6,547,458	6,804,967	6,804,967	7,335,446

Kennedy	Cash Severance Benefits	—	—	—	—	522,000
	Long-Term Incentives	139,394	0	141,868	141,868	141,868
	Pension Benefits (a)	4,691,311	4,691,311	4,691,311	4,691,311	4,691,311
	Flight Privileges (b)	5,851	5,851	5,851	5,851	5,851

	Total	4,836,556	4,697,162	4,839,030	4,839,030	5,361,030

Ream	Cash Severance Benefits	0	0	0	0	438,308
	Long-Term Incentives	0	0	164,040	164,040	164,040
	Pension Benefits (a)	0	74,412	74,412	74,412	74,412
	Flight Privileges (b)	5,935	5,935	5,935	5,935	5,935

	Total	5,935	80,347	244,387	244,387	682,695

(a)	The amounts for Mr. Horton, Ms. Goren, and Mr. Ream are also reported in the “2012 Pension Benefits Table” beginning on page 22 and are paid at retirement age. The amounts for Mr. Garton and Mr. Kennedy are based on early retirement at December 31, 2012.
(b)	These amounts are based on figures that include the estimated average aggregate incremental cost to AMR of providing the flight perquisite described above to its named executive officers generally in 2012. For each named executive officer, AMR estimated these costs by using the average of the estimated annual incremental cost to AMR of providing their air travel for the number of years of the named executive officer’s projected life expectancy (according to the mortality tables AMR used to determine the present value of his or her retirement benefits in the “2012 Pension Benefits Table”).

Change In Control

If there is a change in control of AMR, its named executive officers are entitled to benefits under its long-term incentive plans and the AMR Non-Qualified Plan described below. AMR’s named executive officers were also entitled to benefits under the AMR Existing Severance Agreements. However, in connection with the Merger Agreement, AMR agreed to enter into AMR Merger Severance Agreements with each of its named executive officers, each of which is subject to and contingent upon the Closing, and each named executive officer will waive his or her rights under the AMR Existing Severance Agreements. The description below pertains to the rights and benefits under the AMR Existing Severance Agreements only as of December 31, 2012. See the section entitled “Compensation Discussion and Analysis—The Primary Components of AMR’s Compensation Program—Merger Agreement” beginning on page 13 for a description of the AMR Merger Severance Agreements that AMR will enter into with its named executive officers prior to the Merger. The information provided below does not fully take into account the impact of the Chapter 11 Cases, including statutory limits on the amount of severance pay the named executive officers can receive during the course of the Chapter 11 Cases.

Under the terms of AMR’s long-term incentive plans, the AMR Non-Qualified Plan, and the AMR Existing Severance Agreements, a change in control of AMR is deemed to occur if: (i) over a 12-month period, a third party or group acquires beneficial ownership of 30% or more of its common stock, or the members of its board of directors (or their approved successors) no longer constitute a majority of the board; or (ii) its stockholders approve a complete liquidation or dissolution of AMR. Also, a reorganization, merger, or consolidation, or a sale or other disposition of all of AMR’s assets, is considered a change in control of AMR unless: (a) AMR’s stockholders prior to the transaction hold at least 50% of the voting securities of the successor company, (b) no one person owns more than 30% of the successor company, and (c) the members of its board of directors prior to the transaction constitute at least a majority of the board of the successor company. The event must also meet the change in control requirements of Section 409A of the Code. The Merger does not constitute a change in control for purposes of these plans or agreements.

Under the terms of AMR’s long-term incentive plans and agreements, following a change in control all outstanding stock options and SARs become immediately exercisable, all outstanding career equity and deferred shares vest, and all performance shares vest and will be paid at target levels (or 100%) of the original award. Each named executive officer will also receive a payment under the AMR Non-Qualified Plan equal to the present value of the accrued annual retirement benefit to be paid to him or her under that plan.

As described under the section entitled “Compensation Discussion and Analysis—The Primary Components of AMR’s Compensation Program—Post-Employment and Change in Control Benefits” beginning on page 12, the AMR Existing Severance Agreements had a double trigger. Termination benefits under those agreements were therefore payable to a named executive officer in the event of a change of control only if: (i) within two years following a change in control, AMR (or a successor) terminated the named executive officer’s employment for any reason (other than his or her death, disability, felony conviction, or willful misconduct or dishonesty that materially harmed AMR’s business or reputation); (ii) within two years following a change in control, the named executive officer terminated his or her employment for good reason; (iii) the named executive officer terminated his or her employment for any reason during the 30 days following the first anniversary of the change in control; or (iv) the named executive officer’s employment was terminated following the commencement of change in control discussions and the change of control occurred within 180 days after the termination. Mr. Ream and Ms. Goren were only entitled to the termination benefits described above if his or her employment was terminated under clause (i), (ii), or (iv). For purposes of these agreements, “good reason” included any of the following after the change in control: (a) failure to maintain the executive in a substantially equivalent position; (b) a significant adverse change in the nature or scope of his or her position; (c) a reduction in his or her salary or incentive compensation target, or a reduction of his or her benefits; (d) a change in the executive’s employment circumstances, such as a change in responsibilities that hindered the executive’s ability to perform his or her duties; (e) the successor company breached the agreement or did not assume AMR’s obligations under such agreement; or (f) AMR relocated its headquarters or required the person to relocate more than 50 miles from AMR’s current location.

Under the AMR Existing Severance Agreements, if there was a change in control and termination of his or her employment in the situations described above, the named executive officer would have been entitled to the following additional benefits:

•

AMR would have paid a cash payment of three times (or two times in the case of each of Mr. Horton, Ms. Goren, and Mr. Ream) the sum of his or her annual base salary and the target annual award paid under AMR’s incentive compensation plan (or the largest incentive award paid under that plan during the prior three years, if greater);

•

For three years following the termination of employment (or two years for Ms. Goren and Mr. Ream), AMR would have provided all perquisites and benefits provided to him or her prior to the change in control, including health and welfare, insurance, and other perquisites and benefits described above;

•	AMR would have provided a one-time reimbursement for relocation expenses and outplacement services;

•

AMR would have provided the named executive officer, his or her spouse or companion and any dependent children unlimited personal flight privileges on American or American Eagle in any available class of service until age 55 (at age 55, AMR would provide the flight perquisite it would have provided during their employment);

•

Except for Ms. Goren and Mr. Ream, AMR would have reimbursed the named executive officer for any excise taxes payable under Sections 280G and 4999 of the Code as a result and any federal income, employment, or excise taxes payable on the excise tax reimbursement;

•

AMR would have treated the named executive officer as fully vested in his or her currently accrued benefits under the AMR Retirement Benefit Plan and the AMR Non-Qualified Plan. AMR would have calculated benefits under the plans as though his or her compensation rate equaled the sum of his or her base pay and incentive pay and credited the executive with three additional years of service; and

•	AMR would have paid the named executive officer’s legal fees if there was a disagreement related to the agreement, and it would have established a trust to assure payment.

As stated above, however, the named executive officers will waive their rights under the AMR Existing Severance Agreements, so none of the benefits described above and in the table below will be paid to them. Also, the above benefits description does not fully take into account the impact of the Chapter 11 Cases, including statutory limits on the amount of allowed severance pay.

The following table lists the estimated payments and values that would have been due to each named executive officer serving on that date had a change in control occurred on December 31, 2012 and the named executive officer’s employment was terminated on that date. The amounts shown in the following table have not been reduced for the possibility that the benefits would not be paid in full as a result of the Chapter 11 Cases.

Name	Cash Severance ($)	Value of Stock Option/ SARs Vesting ($)	Value of Vesting of Non- Performance- Based Stock Awards ($)	Value of Vesting of Performance- Based Stock Awards ($)	Value of Additional Pension Benefits ($)	Outplacement, Relocation, and Continuing Perquisites and Benefits ($)	Flight Privileges ($)	Gross-up Payment for 280G Excise Taxes ($)	Total Change in Control Benefits ($)
Horton	2,967,048	0	241,280	235,480	7,364,305	438,107	0	4,085,917	15,332,137
Goren	1,891,348	0	122,544	105,360	3,356,876	383,160	859	0	5,860,147
Garton	3,310,182	0	268,872	164,560	2,299,888	423,486	0	2,345,920	8,812,908
Kennedy	2,740,500	0	139,608	105,360	3,188,500	423,473	0	2,566,211	9,163,652
Ream	1,994,300	0	147,840	93,720	0	342,616	0	0	2,578,476

In the above table, AMR based the stock values on a price of $.80 per share, which was the closing price of its common stock on December 31, 2012. The value of the additional pension benefits estimated in the table was determined using the same actuarial assumptions and mortality tables used to determine the present value of retirement benefits shown in the “2012 Pension Benefits Table” on page 22. These figures assume all payments are made at the time provided under Section 409A of the Code. For the flight perquisite, since Mr. Horton, Mr. Garton, Mr. Kennedy, and Mr. Ream vested in this perquisite as of December 31, 2012 (regardless of whether a change in control has occurred), the aggregate incremental cost of this perquisite for them is reflected in the table in “Post-Employment Compensation” above. Since Ms. Goren is not entitled to the flight perquisite under AMR’s retirement policies until age 55, this table includes the estimate of the aggregate incremental cost to AMR for the flight perquisite she would receive under the agreement until her 55th birthday. AMR estimated the costs for Ms. Goren by using the average of the estimated annual incremental cost to AMR of providing this flight perquisite to the named executive officers in 2012 for the number of years until she was eligible for the perquisite under AMR’s retirement policies.

Director Compensation

As stated above, AMR and the other Debtors filed voluntary petitions for relief under Chapter 11 on November 29, 2011. The information provided below provides a description of AMR’s historical compensation process, programs, and decisions prior to the commencement of the Chapter 11 Cases and does not fully take their impact into account. The amounts shown below have not been reduced for the possibility that pension and retirement benefits would not be paid as a result of the Chapter 11 Cases.

The nominating/corporate governance committee of the AMR board of directors reviews annually the overall compensation of the directors in consultation with AMR’s board of directors and with the assistance of its management. As American is a wholly-owned subsidiary of AMR, the American board of directors does not have a nominating or corporate governance committee. In doing so, the committee retained Meridian to assist the committee. AMR’s board of directors approves any changes to director compensation. There were no changes to AMR’s director compensation program in 2012 due to the commencement of the Chapter 11 Cases. The directors do not receive any compensation for their service as directors of American.

The following is a description of AMR’s director compensation program for 2012. Mr. Horton did not receive any compensation as a director or as chairman of the board because AMR compensated him instead as an employee. AMR describes his compensation in the section entitled “Executive Compensation” beginning on page 16.

Elements of Director Compensation

Retainers/Fees. For 2012, the compensation for AMR’s non-employee directors included:

•	an annual retainer of $20,000 for service on its board;

•	an additional annual retainer of $3,000 for service as lead director or for service on one or more of its board’s standing committees; and

•	$1,000 for participating in a regular or special board or committee meeting (the maximum payment for meeting participation is $1,000 per day).

Annual Grants of Deferred Units. Each non-employee director is entitled to an annual award of 2,610 deferred units each July under the terms of the AMR 2004 Directors Unit Incentive Plan. However, AMR did not make any such award in 2012 due to the continuing Chapter 11 Cases.

As described below under “Pension and Other Retirement Benefits,” non-employee directors elected after May 15, 1996 are not eligible to participate in AMR’s director pension plan. Prior to the commencement of the Chapter 11 Cases, AMR instead provided them an additional annual grant of 710 deferred units, which were paid on the same terms as the annual deferred units described above. AMR did not award any such awards in 2012 due to the continuing Chapter 11 Cases.

Other Compensation. Under AMR’s prepetition director compensation programs, as is common in the airline industry, each non-employee director and his or her spouse or companion and dependent children also received unlimited complimentary personal air travel on American and American Eagle in any available class of service, and AMR reimbursed them for any related taxes. AMR provided membership in its Admirals Club® airport lounges and all of the benefits and privileges American gives to its best frequent flyers, including class of service upgrade credits, travel assistance, and fee waivers. AMR also reimbursed them for their expenses incurred in attending AMR’s meetings. AMR provided other perquisites and personal benefits, which are described in footnote (e) to the “Director Compensation Table For Fiscal Year 2012” below.

Pension and Other Retirement Benefits. Under AMR’s prepetition director compensation programs, each non-employee director elected to the board before May 15, 1996 and who serves on the board until age 62 is entitled to a pension benefit of $20,000 per year. The benefit is paid until the death of the director and the director’s spouse. Upon retirement, Mr. Codina and Mrs. Korologos are eligible to receive this benefit, although it is not known if the pension will be impacted by the Chapter 11 Cases.

Under AMR’s prepetition programs, each director is also entitled to the Admirals Club® membership, frequent flyer benefits, complimentary air travel, and tax reimbursements described above following the non-employee director’s retirement. For each non-employee director who has served on AMR’s board of directors for at least ten years and retires at or following age 70, AMR continues to provide the complimentary air travel until the death of the director and his or her spouse. For directors who either do not serve until age 70 or do not serve for at least ten years, AMR continues to provide the complimentary air travel for the number of years the director served on its board of directors. If the Bankruptcy Court approves the Merger Agreement, under the terms of the agreement, at Closing each current non-employee director will be entitled to unlimited complimentary flight privileges until the later of the death of the director or such director’s spouse or life partner. Like members of the US Airways Group board of directors, they also would receive 12 round-trip or 24 one-way passes each year for free transportation on American and US Airways, Inc., a wholly-owned subsidiary of US Airways Group, that they may distribute to non-eligible family and non-family members.

Stock Ownership Guidelines

Effective March 2011, AMR’s board of directors adopted stock ownership guidelines for AMR’s directors. Due to the Chapter 11 Cases, AMR’s board of directors has suspended compliance with these guidelines.

Director Compensation Table for Fiscal Year 2012

The following table contains information regarding compensation paid to AMR’s non-employee directors in 2012. The table does not fully take into account the impact of the Chapter 11 Cases.

Name	Fees Earned or Paid in Cash(a) ($)	Stock Awards(b) ($)	Option Awards(c) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(d) ($)	All Other Compensation(e) ($)	Total ($)
John W. Bachmann	48,000	0	0	0	0	1644	49,644
Stephen M. Bennett	46,000	0	0	0	0	892	46,892
Armando M. Codina	49,000	0	0	0	39,346	771	89,117
Alberto Ibargüen	46,000	0	0	0	0	1542	47,542
Ann M. Korologos	46,000	0	0	0	32,920	1453	80,373
Michael A. Miles	46,000	0	0	0	0	795	46,795
Philip J. Purcell	48,000	0	0	0	0	686	48,686
Ray M. Robinson	50,000	0	0	0	0	1788	51,788
Judith Rodin	42,000	0	0	0	0	7887	49,887
Matthew K. Rose	47,000	0	0	0	0	419	42,419
Roger T. Staubach	47,000	0	0	0	0	951	47,951

(a)	The amounts represent the aggregate dollar amount of all fees the directors earned or were paid in 2012 for service as a director, including annual retainer, committee, meeting, and lead director fees.
(b)	As a result of the Chapter 11 Cases, AMR did not grant any stock awards to its directors in 2012.

The chart below reflects the aggregate number of outstanding stock-based compensation awards each director held as of December 31, 2012. The table does not take into account the impact of the commencement of the Chapter 11 Cases.

Name	1994 Directors Stock Incentive Plan Shares (#)	2004 Directors Unit Incentive Plan Units (#)	Directors Fees Deferred Units (#)
Bachmann	4,266	25,373	43,982
Bennett	0	3,320	0
Codina	12,322	19,692	49,839
Ibargüen	0	13,280	25,705
Korologos	13,270	19,692	22,113
Miles	6,399	25,373	22,865
Purcell	8,532	25,373	29,433
Robinson	0	19,920	12,397
Rodin	12,798	25,373	13,692
Rose	0	23,240	17,918
Staubach	4,266	25,373	29,009

(c)	Prior to 2006, AMR granted directors SARs under the 1999 directors’ stock appreciation rights plan. As of December 31, 2012, the aggregate number of outstanding SARs each director held was as follows: Mr. Bachmann (2,370), Mr. Bennett (0), Mr. Codina (2,370), Mr. Ibargüen (0), Mrs. Korologos (2,370), Mr. Miles (2,370), Mr. Purcell (2,370), Mr. Robinson (0), Dr. Rodin (2,370), Mr. Rose (0), and Mr. Staubach (2,370). AMR did not grant SARs to any directors in 2012.
(d)	Since Mr. Codina and Mrs. Korologos were elected prior to May 15, 1996, each is entitled to receive a pension benefit of $20,000 per year from the date of retirement until the later of the death of the director or his or her spouse. The present value of their accumulated retirement benefits increased from December 31, 2011 to December 31, 2012 because the discount rate decreased from 5.20% at December 31, 2011 to 4.20% at December 31, 2012. The amounts have not been reduced for the possibility that the benefits will not be paid in full as a result of the Chapter 11 Cases.
(e)	Amounts shown include: (i) the estimated aggregate incremental cost to AMR of the complimentary personal air travel on American and American Eagle that AMR provided to the directors and their respective family members in 2012 and (ii) the dollar value of insurance premiums AMR paid in 2012 for a $50,000 life insurance policy for the benefit of each director. The amounts also include the following tax reimbursements that AMR paid to its directors in 2012 for complimentary air travel AMR provided them in 2011: Mr. Bachmann ($93), Mr. Ibargüen ($180), Mr. Robinson ($890), and Dr. Rodin ($5,834). AMR also provided to some of its non-employee directors access to events or venues sponsored by AMR, at no incremental cost.

Compensation Risk Assessment

AMR assessed whether its employee compensation policies and practices create risks that are reasonably likely to have a material adverse impact on it. In doing so, AMR considered that its executive compensation programs were designed with what it believed was an appropriate focus on both its short-term and long-term performance. AMR also considered risk mitigation elements of these programs. For example, its incentive plans were tied to broad measures of its performance that cannot be directly influenced by individual employees, such as pre-tax earnings and stockholder return. Also, AMR’s short-term incentive awards were capped, and its long-term awards vested over periods of three to five years. AMR has also adopted a recoupment policy (described in the section entitled “The Primary Components of AMR’s Compensation Program—Recoupment Policy” beginning on page 15). The results of that assessment were that AMR’s employee compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on AMR. With the assistance of its consultants, its chief executive officer, and its senior vice president of human resources, AMR discussed the assessment’s findings with its compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

AMR is the sole shareholder of American, and holds all 1,000 shares of American’s outstanding common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

AMR’s board of directors has determined that each director, other than Mr. Horton, is independent as defined by the NYSE listing standards and the AMR board’s governance policies. As an employee, Mr. Horton is not considered independent under the NYSE rules and the AMR’s board governance policies.

The board of directors of AMR Corporation has standing audit, compensation, diversity, and nominating/corporate governance committees. All members of the audit committee are independent under SEC and NYSE rules and the board’s governance policies. All members of AMR’s compensation, diversity, and nominating/corporate governance committees are also independent under NYSE rules and AMR’s board governance policies. Although AMR’s securities were delisted from the NYSE, AMR continues to determine the independence of directors under the NYSE listing standards. No member of its audit, compensation, diversity, or nominating/corporate governance committees is a current or former employee or officer of AMR or any of its affiliates. A copy of the governance policies of AMR’s board of directors is available on the Investor Relations section of AMR’s website located at www.aa.com/investorrelations by clicking on the “Corporate Governance” link.

In making these determinations, AMR’s board of directors considered information provided by the directors, information from AMR’s records, and advice from counsel.

Transactions with Related Persons

AMR’s board of directors has adopted a written policy for the review, approval, or ratification of related party transactions. Under AMR’s policy, a related party transaction is defined as a transaction or series of related transactions with AMR totaling $120,000 or more and in which any of its executive officers, directors, director nominees, persons owning five percent or more of AMR’s outstanding common stock, or any of their immediate family members has a direct or indirect material interest. Certain interests and transactions are by their nature not material and are not subject to the policy. AMR’s nominating/corporate governance committee considers related party transactions under the policy with the assistance of AMR’s general counsel and chief compliance officer or corporate secretary. In doing so, the committee considers: (i) the size of the transaction, including the amount of compensation payable to or receivable by the related party; (ii) the nature of the related party’s interest; and (iii) whether the transaction may involve a conflict of interest, among other factors. In 2012, AMR did not report any transactions with related persons.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees for professional services rendered by American’s independent auditors in each of the last two fiscal years, in each of the following categories, including related expenses are:

	(amounts in thousands)
	2012	2011
Audit Fees	$3,754	$2,481
Audit-Related Fees	869	845
Tax Fees	77	64
All Other Fees	0	0
Total Fees	$4,700	$3,390

“Audit Fees” are fees for (i) the audit of American’s consolidated financial statements; (ii) the audit of internal control over financial reporting; (iii) the review of the interim condensed consolidated financial statements included in quarterly reports; (iv) services that are normally provided by Ernst & Young LLP (Ernst & Young) in connection with statutory and regulatory filings or engagements and attest services, except those not required by statute or regulation; and (v) consultations related to financial accounting and reporting standards.

“Audit-Related Fees” are fees for assurance and other services that are reasonably related to the performance of the audit or review of American’s consolidated financial statements and are not reported under Audit Fees. These services include (i) employee benefit plan audits; (ii) fees for services provided on proposed transactions; (iii) attest services that are not required by statute or regulation; and (iv) consultations related to financial accounting and reporting standards that do not impact the annual audit.

“Tax Fees” are tax compliance/preparation and other tax services. Tax compliance/preparation consists of fees for professional services related to (i) federal, state, and international tax compliance; (ii) assistance with tax audits and appeals; (iii) expatriate tax services; (iv) assistance related to the impact of Mergers, acquisitions, and divestitures on tax return preparation; and (v) miscellaneous tax consulting and planning.

There were no fees for other services not included above.

In selecting Ernst & Young as American’s independent auditors for the fiscal year ending December 31, 2012, AMR’s audit committee considered whether services other than audit and audit-related services provided by Ernst & Young are compatible with the firm’s independence.

AMR’s audit committee pre-approves all audit and permissible non-audit services provided by Ernst & Young, including audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and includes an anticipated budget. In addition, the committee may also pre-approve particular services on a case-by-case basis. The committee has delegated pre-approval authority to its chairman. Under this delegation, the chairman must report any pre-approval decision by him to the committee. The committee pre-approved all such audit, audit-related, and permissible non-audit services in 2011 and 2012 in accordance with these procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description of Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) of Securities Exchange Act of 1934

32	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(b)/15d-14(b) of the Securities Exchange Act of 1934 and18 U.S.C. Section 1350

101	The following materials from American Airlines, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN AIRLINES, INC.

By:	/s/ Isabella D. Goren
Isabella D. Goren
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: April 15, 2013