Form 10-Q/A
period 2013-03-31
AMERICAN AIRLINES INC
filed 2013-06-07
CIK 4515

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

Common Stock, $1 par value – 1,000 shares as of June 5, 2013.

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) to American Airlines Inc.’s (American) Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2013, initially filed with the Securities and Exchange Commission (SEC) on April 18, 2013 (Original Filing), is being filed in response to communications received from the SEC in connection with a confidential treatment request with respect to Exhibit 10.1, 2012 Omnibus Restructure Agreement, dated as of January 11, 2013, of the Original Filing. Item 6 of Part II of the Original Filing is hereby amended to include a revised redacted version of Exhibit 10.1.

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

The following exhibits are included herein:

10.1	2012 Omnibus Restructure Agreement by and between American Airlines, Inc. and The Boeing Company dated as of January 11, 2013. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

#10.2	Supplemental Agreement No. 3 to Purchase Agreement No. 3219 by and between American Airlines, Inc., and The Boeing Company dated as of February 1, 2013. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

#10.3	Supplemental Agreement No. 36 to Purchase Agreement No. 1977 by and between American Airlines, Inc., and the Boeing Company dated as of February 1, 2013. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

#10.4	Supplemental Agreement No. 33 to Purchase Agreement No. 1980 by and between American Airlines, Inc., and The Boeing Company dated as of February 1, 2013. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

#10.5	Supplemental Agreement No. 34 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of February 1, 2013. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

#10.6	Supplemental Agreement No. 35 to Purchase Agreement No. 1980 by and between American Airlines, Inc. and The Boeing Company dated as of February 13, 2013. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

#10.7	Purchase Agreement No. 03735 by and between American Airlines, Inc., and The Boeing Company dated as of February 1, 2013. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

#10.8	Amendment No. 1 to A320 Family Aircraft Purchase Agreement by and between American Airlines, Inc. and Airbus S.A.S. dated as of January 11, 2013. Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities and Exchange Act of 1934, as amended.

#12	Computation of ratio of earnings to fixed charges for the three months ended March 31, 2013 and 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

#32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

#101	The following materials from American’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

#	Previously filed.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

American Airlines, Inc.

Date: June 7, 2013	By:	/s/ Isabella D. Goren
Isabella D. Goren
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

4