Form 10-Q
period 2013-06-30
AMERICAN AIRLINES INC
filed 2013-07-18
CIK 4515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2013.

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
Common Stock, $1 par value – 1,000 shares as of July 10, 2013.

INDEX
American Airlines, Inc
DEBTOR AND DEBTOR IN POSSESSION

Forward-Looking Information
Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “estimates,” “plans,” “anticipates,” “indicates,” “believes,” “projects,” “forecast,” “guidance,” “outlook,” “may,” “will,” “could,” “should,” "would," "continue," “seeks,” "intends," “targets” and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company's objectives, plans or goals, or actions the Company may take in the future, are forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning its anticipated Merger with US Airways Group, Inc., and the challenges and costs of such Merger (including integrating operations and achieving anticipated synergies), the Chapter 11 Cases and the Company's business plan; the Company's operations and financial conditions, including changes in capacity, revenues, and costs; future financing plans and needs; the amounts of its unencumbered assets and other sources of liquidity; fleet plans; overall economic and industry conditions; plans and objectives for future operations; regulatory approvals and actions; and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Guidance given in this report regarding capacity, fuel consumption, fuel prices, fuel hedging and unit costs constitutes forward-looking statements. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
Forward-looking statements are subject to a number of factors that could cause the Company's actual results to differ materially from the Company's expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results and financial position, and the timing of certain events, to differ materially from those expressed in forward-looking statements: risks related to the Merger, including fulfillment of conditions, receipt of consents and approvals, and the inability to realize the contemplated benefits of the Merger; risks arising from the Chapter 11 Cases, including reorganization risks, liquidity risks, and common stock risks; the materially weakened financial condition of the Company, resulting from its significant losses in recent years; the potential impact on the demand for air travel resulting from downturns in economic conditions; the Company's ability to secure financing for all of its scheduled aircraft deliveries; the potential requirement for the Company to maintain reserves under its credit card processing agreements, which could materially adversely impact the Company's liquidity; the ability of the Company to generate additional revenues and reduce its costs; continued high and volatile fuel prices and further increases in the price of fuel, and the availability of fuel; reliance on third-party distribution channels for distribution of a significant portion of the Company's airline tickets; the Company's substantial indebtedness and other obligations; the ability of the Company to satisfy certain covenants and conditions in certain of its financing and other agreements; changes in economic and other conditions beyond the Company's control, and the volatile results of the Company's operations; the fiercely and increasingly competitive business environment faced by the Company; industry consolidation and alliance changes; low fare levels by historical standards and the Company's reduced pricing power; changes in the Company's corporate or business strategy; delays in scheduled aircraft deliveries or failure of new aircraft to perform as expected; dependence on a limited number of suppliers for aircraft, aircraft engines and parts; extensive government regulation of the Company's business; increasingly stringent environmental regulations; conflicts overseas or terrorist attacks; uncertainties with respect to the Company's international operations; outbreaks of a disease (such as SARS, avian flu or the H1N1 virus) that affects travel behavior; uncertainties with respect to the Company's relationships with unionized and other employee work groups; higher than normal numbers of pilot retirements and a potential shortage of pilots; increased insurance costs and potential reductions of available insurance coverage; the Company's ability to retain key management personnel; potential failures or disruptions of the Company's computer, communications or other technology systems; losses and adverse publicity resulting from any accident involving the Company's aircraft; interruptions or disruptions in service at one or more of the Company's primary market airports; the heavy taxation of the airline industry; inability to realize the full value of intangible assets or long-lived assets, resulting in material impairment charges; and interruptions or disruptions in relationships with third-party regional airlines or other third-party service providers. The Risk Factors contained in the Company's Securities and Exchange Commission filings, including the Company's Annual Report on Form 10-K filed on February 20, 2013, as amended (2012 Form 10-K), could cause the Company's actual results to differ materially from historical results and from those expressed in forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Passenger	$4,888	$4,837	$9,502	$9,394
Regional Affiliates	752	790	1,431	1,460
Cargo	167	175	322	343
Other revenues	630	645	1,267	1,282
Total operating revenues	6,437	6,447	12,522	12,479
Expenses
Aircraft fuel	2,139	2,209	4,338	4,374
Wages, salaries and benefits	1,286	1,619	2,599	3,234
Regional payments to AMR Eagle	261	288	531	573
Other rentals and landing fees	338	328	680	652
Maintenance, materials and repairs	310	291	628	570
Commissions, booking fees and credit card expense	257	263	533	529
Depreciation and amortization	244	257	485	513
Aircraft rentals	179	130	343	273
Food service	149	130	288	255
Special charges and merger related	12	105	40	116
Other operating expenses	784	705	1,532	1,369
Total operating expenses	5,959	6,325	11,997	12,458
Operating Income (Loss)	478	122	525	21
Other Income (Expense)
Interest income	5	7	9	13
Interest expense (contractual interest expense equals $(158) and $(339) for the three and six months ended June 30, 2013, respectively, and $(169) and $(353) for the three and six months ended June 30, 2012, respectively)	(152)	(164)	(326)	(342)
Interest capitalized	12	12	25	24
Related party interest — net	(3)	(4)	(5)	(8)
Miscellaneous — net	12	(7)	—	(17)
	(126)	(156)	(297)	(330)
Income (Loss) Before Reorganization Items, Net	352	(34)	228	(309)
Reorganization Items, Net	(124)	(230)	(283)	(1,631)
Income (Loss) Before Income Taxes	228	(264)	(55)	(1,940)
Income tax (benefit)	—	—	(30)	—
Net Earnings (Loss)	$228	$(264)	$(25)	$(1,940)
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Earnings (Loss)	$228	$(264)	$(25)	$(1,940)
Other Comprehensive Income (Loss), Before Tax:
Defined benefit pension plans and retiree medical:
Amortization of actuarial (gain) loss and prior service cost	(33)	57	(66)	113
Current year change	—	—	—	—
Benefit plan modifications	—	—	—	—
Derivative financial instruments:
Change in fair value	(41)	(104)	(56)	(56)
Reclassification into earnings	13	1	12	(25)
Unrealized gain (loss) on investments
Net change in value	1	—	—	2
Other Comprehensive Income (Loss) Before Tax	(60)	(46)	(110)	34
Income tax expense on other comprehensive income	—	—	—	—
Comprehensive Income (Loss)	$168	$(310)	$(135)	$(1,906)
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	June 30, 2013	December 31, 2012
Assets
Current Assets
Cash	$599	$474
Short-term investments	5,604	3,408
Restricted cash and short-term investments	863	850
Receivables, net	1,357	1,105
Inventories, net	561	550
Fuel derivative contracts	21	65
Other current assets	582	559
Total current assets	9,587	7,011
Equipment and Property
Flight equipment, net	10,391	10,185
Other equipment and property, net	2,065	2,081
Purchase deposits for flight equipment	696	710
	13,152	12,976
Equipment and Property Under Capital Leases
Flight equipment, net	201	222
Other equipment and property, net	58	60
	259	282
International slots and route authorities	710	708
Domestic slots and airport operating and gate lease rights, less accumulated amortization, net	149	161
Other assets	2,132	2,126
	$25,989	$23,264

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	June 30, 2013	December 31, 2012
Liabilities and Stockholder's Equity (Deficit)
Current Liabilities
Accounts payable	$1,475	$1,212
Accrued liabilities	2,073	2,010
Air traffic liability	5,665	4,524
Payable to affiliates, net	2,770	2,753
Current maturities of long-term debt	1,298	1,388
Current obligations under capital leases	28	31
Total current liabilities	13,309	11,918
Long-term debt, less current maturities	8,014	6,762
Obligations under capital leases, less current obligations	367	381
Pension and postretirement benefits	6,702	6,780
Other liabilities, deferred gains and deferred credits	1,859	1,691
Liabilities Subject to Compromise	5,834	5,694
Stockholder's Equity (Deficit)
Common stock	—	—
Additional paid-in capital	4,472	4,469
Accumulated other comprehensive income (loss)	(3,198)	(3,088)
Accumulated deficit	(11,370)	(11,343)
	(10,096)	(9,962)
	$25,989	$23,264
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Six Months Ended June 30,
	2013	2012
Net Cash Provided by (used in) Operating Activities	$1,825	$1,652
Cash Flow from Investing Activities:
Capital expenditures, including aircraft lease deposits	(1,799)	(728)
Net decrease (increase) in short-term investments	(2,196)	(891)
Net decrease (increase) in restricted cash and short-term investments	(13)	(34)
Proceeds from sale of equipment, property, and investments/subsidiaries	22	56
Net cash provided by (used in) investing activities	(3,986)	(1,597)
Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(551)	(602)
Proceeds from:
Issuance of debt	1,684	—
Sale-leaseback transactions	1,132	568
Funds transferred to affiliates, net	16	66
Other	5	—
Net cash provided by (used in) financing activities	2,286	32
Net increase (decrease) in cash	125	87
Cash at beginning of period	474	280
Cash at end of period	$599	$367
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.        Chapter 11 Reorganization
Overview
On November 29, 2011 (the Petition Date), AMR Corporation (AMR), its principal subsidiary, American Airlines, Inc. (the Company) and certain of AMR’s other direct and indirect domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code), in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). The Chapter 11 Cases are being jointly administered under the caption “In re AMR Corporation, et al., Case No. 11-15463-SHL.”
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
While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. On April 15, 2013, the Company and other Debtors filed with the Bankruptcy Court a proposed Plan of Reorganization (as amended on June 5, 2013, the Plan) and related Disclosure Statement (herein so called). On June 7, 2013, the Bankruptcy Court entered an order approving the Disclosure Statement for the Plan dated June 5, 2013. The Plan contains provisions for the treatment of equity interests in, and prepetition claims against, AMR and the other Debtors. The Plan also contemplates a business combination of AMR and US Airways Group, Inc. (referred to herein as the Merger). See Note 12 to the Condensed Consolidated Financial Statements for further information. The Plan has been submitted to the Debtors' stakeholders and is subject to acceptance by the requisite majorities of empowered stakeholders under the Bankruptcy Code and approval by the Bankruptcy Court. See below for further information on the plan of reorganization. The Plan and Disclosure Statement and the information contained therein are not incorporated in this Form 10-Q.
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

Notwithstanding any indications of value that may be contained in the Plan, no assurance can be given as to the value that ultimately may be ascribed to the Debtors' various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of any of its securities may be.
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

Rejection of Executory Contracts. Under section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, agreements relating to aircraft and aircraft engines (collectively, Aircraft Property) and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions.  As of June 30, 2013, the Bankruptcy Court had entered orders granting the Debtors' motions to assume 543, assume and assign one, terminate one, and reject 12 unexpired leases of non-residential real property and had entered various orders extending, by the Debtors' agreement with certain landlords, the date by which the Debtors must assume or reject an additional 14 unexpired leases of non-residential real property.

On April 3, 2013, the Bankruptcy Court entered an order approving a stipulation providing that, among other things, (i) the 1990 and 1994 series of special facility revenue bonds that financed certain improvements at John F. Kennedy International Airport (JFK) will be treated as general unsecured claims, (ii) the Debtors may continue to use any premises and improvements at JFK or LaGuardia Airport financed by the 1990 or 1994 series of special facility revenue bonds, (iii) the Debtors will assume the leases at JFK that currently relate to the 2002 and 2005 series of special facility revenue bonds, and (iv) the Debtors' use of premises at JFK will continue to be governed by those leases as well as any other leases that may apply (including leases with the Port Authority of New York and New Jersey). As a result, the Company expects a claim of approximately $171 million relating to the 1990 and 1994 series of special facility revenue bonds, of which $124 million has been previously accrued, plus post-petition interest.
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
As of July 10, 2013, approximately 13,500 claims totaling about $290 billion have been filed with the Bankruptcy Court against the Debtors. Of those claims, approximately 360 claims aggregating approximately $66 million were filed after the Bar Date. We expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We intend to dispute the claims filed after the Bar Date as not having been filed timely and in accordance with the Bankruptcy Code. We have identified, and we expect to continue to identify, many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, are without merit, are overstated or for other reasons. As of July 10, 2013, the Bankruptcy Court has disallowed approximately $116 billion of claims and has not yet ruled on our other objections to claims, the disputed portions of which aggregate to an additional $1.1 billion. We expect to continue to file objections in the future. Because the process of analyzing and objecting to claims is ongoing, the amount of disallowed claims may increase significantly in the future. The Debtors have recorded amounts for claims for which there was sufficient information to estimate the claim.
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
American Eagle Airlines, Inc. (AMR Eagle) also engaged in the Section 1113(c) process with its unions, and ultimately achieved new CBAs with its unions, including AFA, ALPA and all four TWU-represented work groups.
In addition, American's pilots, flight attendants, and ground employee unions and the US Airways, Inc. pilots union have agreed to new terms for CBAs, effective upon the closing of the proposed Merger with US Airways Group Inc. (see Note 12 to the Condensed Consolidated Financial Statements for further information regarding the Merger). Separately, US Airways entered into a new CBA with the Association of Flight Attendants-CWA (the “AFA”) that includes support for the Merger. American's unions representing pilots and flight attendants are working with their counterparts at US Airways, Inc. to determine representation and single agreement protocols to be used to integrate the pilots and flight attendants workforces after the Merger. The TWU reached agreement with its counterpart at US Airways (the International Association of Machinists and Aerospace Workers (IAM)) to jointly represent three groups of ground employees (Mechanic and Related, Fleet Service and Stores) following the Merger (subject to certification by NMB), and on a process for integrating these workgroups, and one other, following the Merger.
Filing of Plan of Reorganization, Disclosure Statement and Form S-4. On April 15, 2013, the Company and other Debtors filed with the Bankruptcy Court the Plan and Disclosure Statement , which contemplate that AMR will emerge from Chapter 11 and engage in the Merger (as further described in Note 12 to the Condensed Consolidated Financial Statements). The Plan addresses various subjects with respect to the Debtors, including the resolution of pre-petition obligations as well as the capital structure and corporate governance after exit from the Chapter 11 Cases. The Plan further provides that, upon the effectiveness of the Plan and the Merger, which are anticipated to occur contemporaneously, all shares of existing AMR common stock and other equity interests in AMR will be canceled and any rights with respect thereto will cease to exist, subject to the right to receive distributions pursuant to the Plan. The Bankruptcy Court entered an order approving the Disclosure Statement on June 7, 2013, as discussed more fully below.

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

The Plan contains provisions related to the treatment of prepetition unsecured claims against the Debtors and equity interests in AMR as described in the Plan and Disclosure Statement and in Note 12 to the Condensed Consolidated Financial Statements under "Support Agreement and Term Sheet."

On June 7, 2013, the Bankruptcy Court entered the order approving the Disclosure Statement.  The Court also authorized the Debtors to begin soliciting votes on the Plan from creditors and stockholders. Solicitation packages were distributed by June 20, 2013.  The Company and the other Debtors have until July 29, 2013 to solicit and obtain acceptances for the Plan. The hearing before the Court to consider confirmation of the Plan is scheduled for August 15, 2013. To be accepted by holders of claims against the Debtors, the Plan must be approved by at least one-half in number and two-thirds in dollar amount of claims actually voting in each impaired class. Under certain circumstances set forth in Section 1129(b) of the Bankruptcy Code, the Bankruptcy Court may confirm a plan even if the plan has not been accepted by all impaired classes of claims and equity interests. A class of claims or equity interest that does not receive or retain any property under the plan on account of such claims or interest is deemed to have voted to reject the plan. The precise requirements and evidentiary showing for confirming a plan notwithstanding its rejection by one or more impaired classes of claims or equity interests depends upon a number of factors, including the status and seniority of the claims or equity interests in the rejecting class (i.e. secured claims or unsecured claims, subordinated or senior claims, preferred or common stock).

On April 15, 2013, AMR filed a Form S-4 registration statement (the Form S-4 Registration Statement) with the SEC to register the shares of common stock of AMR, which following the Merger will be renamed American Airlines Group Inc. (herein, the AAG Common Stock), to be issued to stockholders of US Airways Group, Inc. (US Airways Group) as consideration in the Merger in exchange for their US Airways Group common stock. The SEC declared the Form S-4 Registration Statement, as amended, effective on June 10, 2013. The AAG Common Stock cannot be issued to US Airways Group stockholders until the US Airways Group stockholders vote to approve the Merger, the Plan is confirmed and the Plan and Merger are consummated.

Nothing contained in this Form 10-Q is intended to be, nor should it be construed as, a solicitation for a vote on the Plan. The Plan will become effective only if it receives the requisite approval and is confirmed by the Bankruptcy Court. There can be no assurance that the Bankruptcy Court will confirm the Plan or that the Plan will be implemented successfully. See “Additional Information” below.
Merger Agreement. See Note 12 to the Condensed Consolidated Financial Statements for information regarding the Merger Agreement.
Availability and Utilization of Net Operating Losses. A discussion of the potential impact of the Plan on the availability and utilization of net operating losses (and alternative minimum tax credits) after the Debtors' emergence from Chapter 11 is contained in the Disclosure Statement. As described therein, the Debtors reasonably anticipate taking advantage of the special bankruptcy rule in section 382(l)(5) of the U.S. Internal Revenue Code, which generally applies to an ownership change in bankruptcy that involves the retention or receipt of at least half of the stock of the reorganized debtor by its shareholders and/or qualified creditors.

On April 11, 2013, the Bankruptcy Court issued a Revised Final Order Establishing Notification Procedures for Substantial Claimholders and Equity Security Holders and Approving Restrictions on Certain Transfers of Interests in the Debtors' Estates (the "Revised Order"), which restricts trading in the Company's common stock and establishes certain procedures and potential restrictions with respect to the transfer of claims (the “Revised Procedures”). The order is intended to prevent, or otherwise institute procedures and notification requirements with respect to, certain transfers of AMR common stock and unsecured claims against the Debtors that could impair the ability of the Debtors to use their net operating loss carryovers and certain other tax attributes on a reorganized basis.

In accordance with the Revised Procedures, the Debtors established in the Debtors' proposed Disclosure Statement as filed on April 15, 2013, an initial date by which holders of unsecured claims (or in certain cases, group of holders) that beneficially owned in excess of a threshold amount as of May 24, 2013 were required to file a Notice of Substantial Claim Ownership. The reporting deadline was May 31, 2013, and the threshold amount was $190 million of unsecured claims or such lesser amount as set forth in the proposed Disclosure Statement. The Disclosure Statement as approved on June 7, 2013 establishes in accordance with the Revised Procedures a second (final) date by which holders of unsecured claims (or in certain cases, group of holders) that beneficially own in excess of a threshold amount as of July 1, 2013 must file a Notice of Substantial Claim Ownership (regardless of whether such holder(s) filed a Notice as of the first reporting deadline). The final reporting deadline was July 8, 2013. The threshold amount is $190 million of unsecured claims or such lesser amount as set forth in the approved Disclosure Statement, namely such lesser amount which, when added to certain specified interests, including stock, in AMR or US Airways Group, would result in such holder holding the “Applicable Percentage,” generally 4.5 percent, of the reorganized Debtors. In connection with the filing of a Notice of Substantial Claim Ownership, a holder must indicate if it will agree to refrain from acquiring additional AMR and US Airways Group common stock and such other specified interests until after the effective date of the Debtors' Chapter 11 plan of reorganization, and to dispose of any such interests acquired since February 22, 2013. This can affect the manner in which the Revised Procedures apply to certain holders. Based, in part, on the Notices of Substantial Claim Ownership received, the Debtors thereafter will evaluate whether it will be necessary for them to seek an order in accordance with the “sell-down” procedures of the Revised Order, potentially requiring any “Substantial Claimholder” to sell down a portion of its unsecured claims to reasonably ensure that the requirements of section 382(l)(5) will be satisfied.

After July 1, 2013, any acquisition of unsecured claims by a Substantial Claimholder or a person (or in certain cases, group of persons) that would become a Substantial Claimholder as a result of the contemplated transaction is not permitted unless the potential transferee files a Claims Acquisition Request at least 10 business days prior to the proposed transfer date and receives written approval from the Debtors.

The Revised Procedures did not alter the procedures applicable with respect to “Substantial Equityholders,” namely persons who are, or as a result of a transaction would become, the beneficial owner of approximately 4.5 percent of the outstanding shares of AMR common stock.
Any acquisition, disposition, or other transfer of equity or claims in violation of the restrictions set forth in the Revised Order will be null and void ab initio and/or subject to sanctions as an act in violation of the automatic stay under sections 105(a) and 362 of the Bankruptcy Code. A further explanation of the Revised Procedures is contained in the Disclosure Statement.
Liabilities Subject to Compromise
The following table summarizes the components of liabilities subject to compromise included on the Condensed Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012:

(in millions)
	June 30, 2013	December 31, 2012
Long-term debt	$335	$358
Estimated allowed claims on aircraft lease and debt obligations and facility lease and bond obligations	3,963	3,716
Pension and postretirement benefits	1,219	1,250
Accounts payable and other accrued liabilities	317	370
Other	—	—
Total liabilities subject to compromise	$5,834	$5,694
Long-term debt, including undersecured debt, classified as subject to compromise as of June 30, 2013 and December 31, 2012 consisted of (in millions):

	June 30, 2013	December 31, 2012
Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00% - 10.00% at June 30, 2013)	$149	$172
6.00%—8.50% special facility revenue bonds due through 2036	186	186
	$335	$358
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
Reorganization Items, net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the three months and six months ended June 30, 2013 and June 30, 2012:

(in millions)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013		2012
Aircraft and facility financing renegotiations and rejections(1)(2)(3)	83	158	219		1,514
Professional fees	40	72	78		117
Other	1	—	(14)		—
Total reorganization items, net	$124	$230	283	—	1,631

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

(3)
Pursuant to the Support Agreement, as defined and further described in Note 12 to the Condensed Consolidated Financial Statements, the Debtors agreed to allow certain post-petition unsecured claims on obligations.  As a result, during the first six months of 2013, the Company recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $143 million and allowed general unsecured claims related to the 1990 and 1994 series of special facility revenue bonds that financed certain improvements at John F. Kennedy International Airport, which is included in the table above.

Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of June 30, 2013.

2.         Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with United States (U.S.) generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flows for the periods indicated. Results of operations for the periods presented herein are not necessarily indicative of results of operations for the entire year. American is a wholly owned subsidiary of AMR. The Condensed Consolidated Financial Statements also include the accounts of variable interest entities for which the Company is the primary beneficiary. For further information, refer to the consolidated financial statements and footnotes included in American’s Annual Report on Form 10-K filed on February 20, 2013, as amended by the Form 10-K/A filed on April 16, 2013 (2012 Form 10-K).
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

3.         Commitments, Contingencies and Guarantees
American had total aircraft acquisition commitments as of June 30, 2013 as follows:

		Boeing				Airbus
		737 Family	737 MAX	777-300 ER	787 Family	A320 Family	A320 NEO	Total
Remainder of 2013	Purchase	13	—	2	—	—	—	15
	Lease	—	—	—	—	20	—	20
2014	Purchase	20	—	6	2	—	—	28
	Lease	—	—	—	—	35	—	35
2015	Purchase	—	—	2	11	—	—	13
	Lease	20	—	—	—	30	—	50
2016	Purchase	—	—	2	13	—	—	15
	Lease	20	—	—	—	25	—	45
2017	Purchase	—	3	—	9	—	10	22
	Lease	20	—	—	—	20	—	40
2018 and beyond	Purchase	—	97	—	7	—	120	224
	Lease	—	—	—	—	—	—	—
Total	Purchase	33	100	12	42	—	130	317
	Lease	60	—	—	—	130	—	190
As of June 30, 2013, and subject to assumption of certain of the related agreements, payments for the above purchase commitments and certain engines will approximate $0.8 billion in the remainder of 2013, $2.0 billion in 2014, $1.7 billion in 2015, $2.0 billion in 2016, $2.1 billion in 2017, and $12.2 billion for 2018 and beyond. These amounts are net of purchase deposits currently held by the manufacturers. American has granted Boeing a security interest in American’s purchase deposits with Boeing. The Company’s purchase deposits totaled $696 million as of June 30, 2013.
As of June 30, 2013, and subject to assumption of certain of the related agreements, total future lease payments for all leased aircraft, including aircraft not yet delivered, will approximate $427 million in the remainder of 2013, $979 million in 2014, $1.2 billion in 2015, $1.4 billion in 2016, $1.6 billion in 2017, and $12.2 billion in 2018 and beyond.
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
On January 23, 2013, American entered into a 12 year capacity purchase agreement with Republic Airline Inc. (Republic), a subsidiary of Republic Airways Holdings, to provide large regional jet flying. Through the agreement, Republic will acquire 47 Embraer E-175 aircraft featuring a two-class cabin with 12 first class seats and 64 seats in the main cabin. The aircraft, which will fly under the American Eagle® brand, will begin phasing into operation at approximately two to three aircraft per month beginning in August 2013. All 47 aircraft are expected to be in operation by the first quarter of 2015.
As of June 30, 2013, American's minimum fixed obligations under its capacity purchase agreements with third party regional airlines were approximately $200 million in the remainder of 2013, $522 million in 2014, $671 million in 2015, $671 million in 2016, $515 million in 2017 and $4.3 billion in 2018 and beyond. These obligations contemplate minimum levels of flying by the third party airlines under the respective agreements and also reflect assumptions regarding certain costs associated with the minimum levels of flying such as the cost of fuel, insurance, catering, property tax and landing fees. Accordingly, actual payments under these agreements could differ materially from the minimum fixed obligations set forth above.

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

4.         Depreciation and Amortization
Accumulated depreciation of owned equipment and property at June 30, 2013 and December 31, 2012 was $10.8 billion and $10.4 billion, respectively. Accumulated amortization of equipment and property under capital leases at June 30, 2013 and December 31, 2012 was $232 million and $205 million, respectively.

5.         Income Taxes
The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The Company’s deferred tax asset valuation allowance was $5.1 billion as of December 31, 2012 and $5.1 billion as of June 30, 2013, including the impact of comprehensive income for the six months ended June 30, 2013 and changes from other adjustments. These other adjustments include the realization of an income tax expense credit of approximately $30 million recorded for the six months ended June 30, 2013 by the Company as a result of passage of the American Taxpayer Relief Act of 2012. There was no amount of adjustment recorded by the Company during the six months ended June 30, 2012.
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

6.         Indebtedness and Leases
Long-term debt classified as not subject to compromise consisted of (in millions):

	June 30, 2013	December 31, 2012
Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00%-13.00% at June 30, 2013)	$2,925	$3,297
Enhanced equipment trust certificates (EETC) due through 2025 (rates from 4.00%-10.375% at June 30, 2013)	2,308	1,741
6.00%-8.50% special facility revenue bonds due through 2031	1,314	1,313
7.50% senior secured notes due 2016	1,000	1,000
Senior secured credit facility due 2019 (rate of 4.75% at June 30, 2013)	1,045	—
AAdvantage Miles advance purchase (net of discount of $46 million) (effective rate 8.3%)	693	772
Other	27	27
	9,312	8,150
Less current maturities	1,298	1,388
Long-term debt, less current maturities	$8,014	$6,762
The financings listed in the table above are considered not subject to compromise. For information regarding the liabilities subject to compromise, see Note 1 to the Condensed Consolidated Financial Statements.

The Company’s future long-term debt and operating lease payments have changed as its ordered aircraft are delivered and such deliveries have been financed. As of June 30, 2013, maturities of long-term debt (including sinking fund requirements) for the next five years are:

Years Ending December 31 (in millions)	Principal Not Subject to Compromise	Principal Subject to Compromise	Total Principal Amount
Remainder of 2013	$867	$89	$956
2014	897	150	1,047
2015	796	4	800
2016	1,790	4	1,794
2017	530	28	558
Principal Not Subject to Compromise and Subject to Compromise includes payments not made due to the Chapter 11 Cases of $451 million and $69 million, respectively.
Future minimum lease payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of a year as of June 30, 2013, were: remainder of 2013 – $578 million, 2014 – $1.1 billion, 2015 – $1.0 billion, 2016 – $946 million, 2017 – $902 million, and 2018 and beyond – $5.7 billion. As of June 30, 2013, $95 million and $302 million are included on the accompanying balance sheet in Liabilities Subject to Compromise and Accrued liabilities and other liabilities and deferred credits, respectively, relating to rent expense being recorded in advance of future operating lease payments.
As of June 30, 2013, AMR had issued guarantees covering approximately $1.5 billion of American’s tax-exempt bond debt (and interest thereon) and $5.1 billion of American’s secured debt (and interest thereon). American had issued guarantees covering approximately $842 million of AMR’s unsecured debt (and interest thereon).

Financing Transactions

On March 12, 2013, American closed its private offering of two tranches of enhanced equipment trust certificates (the Series 2013-1A/B EETCs) in the aggregate face amount of $664 million. The Series 2013-1A/B EETCs are comprised of a senior tranche of Class A Certificates with an interest rate of 4.00% per annum and a final expected distribution date of July 15, 2025, and a junior tranche of Class B Certificates with an interest rate of 5.625% per annum and a final expected distribution date of January 15, 2021. The Series 2013-1A/B EETCs represent an interest in the assets of two separate pass through trusts, each of which hold equipment notes issued or expected to be issued by American. Interest on the issued and outstanding equipment notes will be payable semiannually on January 15 and July 15 of each year, commencing on July 15, 2013, and principal on such equipment notes is scheduled for payment on January 15 and July 15 of certain years, commencing on January 15, 2014. As of June 30, 2013, the equipment notes are secured by eight currently owned Boeing 737-823 aircraft, one currently owned Boeing 777-223ER aircraft, and three currently owned Boeing 777-323ER aircraft and are expected to be secured by one new Boeing 777-323ER aircraft currently scheduled for delivery to American during July 2013. The certificates were offered in the U.S. to qualified institutional buyers, as defined in, and in reliance on, Rule 144A under the Securities Act of 1933, as amended (the Securities Act).

On June 5, 2013, American closed its private offering of Class C enhanced equipment trust certificates (the Series 2013-1C EETCs) in the aggregate face amount of $120 million. The Series 2013-1C EETCs generally rank junior to the Series 2013-1A/B EETCs. The Series 2013-1C EETCs were issued with an interest rate of 6.125% per annum and a final expected distribution date of July 15, 2018. The 2013-1C EETCs represent an interest in the assets of a separate pass through trust, which will hold certain equipment notes issued or expected to be issued by American. The Series 2013-1C EETCs are secured by the same aircraft securing the Series 2013-1A/B EETCs. The certificates were offered in the U.S. to qualified institutional buyers, as defined in, and in reliance on, Rule 144A under the Securities Act.

On June 27, 2013 American Airlines and AMR Corporation entered into a Credit and Guaranty Agreement (the “Credit Agreement”) with certain lenders. The Credit Agreement provides for a $1.05 billion term loan facility (the “Term Loan Facility”) and a $1 billion revolving credit facility (the “Revolving Facility” and, together with the Term Loan Facility, the “Credit Facilities”). The Credit Facilities are secured obligations of American and guaranteed by AMR. As of June 30, 2013, American had borrowed $1.05 billion under the Term Loan Facility. The Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder in an aggregate amount outstanding at any time of up to $1 billion.

Upon consummation of the Merger, US Airways Group and US Airways, Inc. will be required to join the Credit Facilities as guarantors. Following the joinder, certain minimum dollar-thresholds under the negative and financial covenants in the Credit Facilities automatically will be increased.

Except under certain circumstances, American may not make drawings under the Revolving Facility until the date (the “Plan Effective Date”) on which certain conditions set forth in the Credit Agreement have been satisfied and the effective date has occurred under (i) a Chapter 11 plan of reorganization that does not differ from the plan of reorganization filed with the Bankruptcy Court on April 15, 2013 in any manner adverse to the lenders without consent (the “Approved Plan of Reorganization”) or (ii) an alternative plan of reorganization that satisfies certain financial metrics set forth in the Credit Agreement (an “Alternative Plan”).
The Term Loan Facility and Revolving Facility mature on June 27, 2019 and June 27, 2018, respectively, unless otherwise extended by the applicable parties, except that if the Plan Effective Date has not occurred on or before June 27, 2014 under the Approved Plan of Reorganization or an Alternative Plan, then the Term Loan Facility and Revolving Facility mature on June 27, 2014, and if the effective date under a Chapter 11 plan of reorganization occurs under a plan of reorganization that is neither the Approved Plan of Reorganization nor an Alternative Plan, then the Term Loan Facility and Revolving Facility mature on such date.
Voluntary prepayments may be made by American at any time, with a premium of 1.00% applicable to certain prepayments made prior to the date that is six months following June 27, 2013. Mandatory prepayments at par of term loans and revolving loans are required to the extent necessary to comply with American's covenants regarding the collateral coverage ratio and certain dispositions of collateral. In addition, if a “change of control” (as defined in the Credit Agreement) occurs with respect to AMR, American will be required to repay at par the loans outstanding under the Credit Facilities and terminate the Revolving Facility. The Merger would not constitute a change of control.
The Credit Facilities bear interest at an index rate plus an applicable index margin or, at American's option, LIBOR (subject to a floor of 1.00%) plus an applicable LIBOR margin. The applicable LIBOR margins are 3.75% and 3.50% for borrowings under the Term Loan Facility and the Revolving Facility, respectively. Subject to certain limitations and exceptions, the Credit Facilities are secured by certain route authorities, slots and foreign gate leaseholds utilized by American in providing scheduled air carrier service between the United States and South America countries, specifically Argentina, Bolivia, Brazil, Chile, Columbia, Ecuador, Paraguay, Peru, Uruguay and Venezuela.
The Credit Facilities contain events of default customary for similar financings, including cross-acceleration to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the Credit Facilities may be accelerated and become due and payable immediately. The Credit Facilities also include affirmative, negative, and financial covenants that, among other things, limit the ability of AMR and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions. In addition, AMR must maintain a minimum aggregate liquidity (as defined in the Credit Agreement) of $1.5 billion prior to the Merger and $2.0 billion on and following the Merger.

In June 2013, American also remarketed approximately $216 million of Tulsa Municipal Airport Revenue Refunding Bonds Trust Series 2001A, 2001B, and 2000B due June 1, 2035 (Series 2000B) and December 1, 2035 (Series 2001 A&B).

The Company filed a motion with the Bankruptcy Court on October 9, 2012, requesting entry of an order authorizing American to, among other things: (i) obtain postpetition financing in an amount of up to $1.5 billion secured on a first priority basis by, among other things, up to 41 Boeing 737-823 aircraft, 14 Boeing 757-223 aircraft, one Boeing 767-323ER aircraft and 19 Boeing 777-223ER aircraft as part of a new enhanced equipment trust certificate (EETC) financing (the Refinancing EETC) to be offered pursuant to Rule 144A under the Securities Act, and (ii) use cash on hand (including proceeds of the Refinancing EETC) to indefeasibly repay the existing prepetition obligations secured by such aircraft, as applicable, which are currently financed through, as the case may be, an EETC financing entered into by American in July 2009 (the Series 2009-1 Pass Through Certificates), a secured notes financing entered into by American in July 2009 (the 2009-2 Senior Secured Notes) and an EETC financing entered into by American in October 2011 (the Series 2011-2 Pass Through Certificates and, together with the Series 2009-1 Pass Through Certificates and the 2009-2 Senior Secured Notes, the Existing Financings), in each case without the payment of any make-whole amount or other premium or prepayment penalty. American expects the Refinancing EETC structure to be substantially similar to the structure of the Series 2011-2 Pass Through Certificates, other than the economic terms (such as the interest rate) and certain terms and conditions to be in effect during the Chapter 11 Cases.

The Bankruptcy Court approved the motion on January 17, 2013 and entered an order (the EETC Order) to such effect on February 1, 2013. The trustees for the Existing Financings have appealed the EETC Order and judgments rendered in certain related adversary proceedings. The appeals have been briefed and fully submitted and oral arguments were heard on June 20, 2013. The Company intends to continue to assert vigorously its rights to repay the Existing Financings without the payment of any make-whole amount or other premium or prepayment penalty, and is considering all of its options, including the payment of the Existing Financings and closing the Refinancing EETC notwithstanding such appeal. There can be no assurance that the Refinancing EETC will be completed on acceptable terms, if at all, and, although the Company can opt to reinstate the Existing Financings prior to emergence, if the Company determines to repay rather than reinstate the Existing Financings prior to emergence, it is possible that it could lose the appeal and be required to pay make-whole amounts with respect to the Existing Financings. As of June 30, 2013, such make-whole amounts would have exceeded $400 million in the aggregate.

On June 27, 2013, American commenced tender offers to purchase for cash any and all of the Series 2009-1 Pass Through Certificates, the Series 2009-2 Senior Secured Notes and the Series 2011-2 Pass Through Certificates (collectively, the Existing Securities). The tender offers expire on August 2, 2013, unless extended or earlier terminated. There can be no assurance that any such tender offers will be successful.
Sale-leaseback Arrangements
American has arranged sale-leaseback financings with certain leasing companies for 33 Boeing 737-800 aircraft scheduled to be delivered from July 2013 through 2014. The financings of each aircraft under these arrangements are subject to certain terms and conditions. In addition, in some instances, they are also subject to collaboration with the Creditors' Committee and other key stakeholders and to the approval of the Bankruptcy Court.
During the second quarter, American financed 9 Boeing 737-800 aircraft under sale-leaseback arrangements, which are accounted for as operating leases. These sale-leaseback transactions resulted in gains which are being amortized over the respective remaining lease terms.
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

Specifically, American is required to meet certain collateral coverage tests on a periodic basis on three financing transactions: (1) 10.5% $450 million Senior Secured Notes due 2012 (the 10.5% Notes), (2) 7.5% Senior Secured Notes due 2016 (the Senior Secured Notes) and (3) Credit Facilities, as described below:

	10.5% Notes		Senior Secured Notes	Credit Facilities
Frequency of Appraisals	Semi-Annual (April and October)		Semi-Annual (June and December)	Semi-Annual (June and December)
LTV Requirement	43%; failure to meet collateral test requires posting of additional collateral
1.5x Collateral valuation to
amount of debt outstanding
(67% LTV); failure to meet
collateral test results in
American paying 2% additional
interest until the ratio is at least
1.5x; additional collateral can be
posted to meet this requirement

1.6x Collateral valuation to
amount of debt outstanding
(62.5% LTV); failure to meet
collateral test results in
American either providing additional collateral or repay a portion of the Credit Facilities till the ratio is met

LTV as of Last Measurement Date	56.6%		38.7%	18.5%

Generally, certain route authorities, take-off and landing slots, and rights to airport facilities used by American to operate certain services between the U.S. and London Heathrow, Tokyo Narita/Haneda, and China
				Generally, certain route authorities, take-off and landing slots, and rights to airport facilities used by American to operate all services between the U.S. and South America
Collateral Description	143 aircraft consisting of:
	Type	# of Aircraft

	MD-80	74
	B757-200	41
	B767-200ER	3
	B767-300ER	25
	TOTAL	143

At June 30, 2013, the Company was in compliance with the most recently completed collateral coverage tests for the Senior Secured Notes and the Credit Facilities. As of June 30, 2013, American had $41 million of cash collateral posted with respect to the 10.5% Notes, which matured in 2012. The Company has not satisfied the debt with respect to the 10.5% Notes due to the ongoing Chapter 11 Cases.
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
7.        Fair Value Measurements
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. The Company’s fuel derivative contracts, which consist primarily of collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option), are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2013.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

(in millions)	Fair Value Measurements as of June 30, 2013
Description	Total	Level 1	Level 2	Level 3
Short-term investments [1,2]
Money market funds	$1,306	$1,306	$—	$—
Government agency investments	1,475	—	1,475	—
Repurchase investments	235	—	235	—
Corporate obligations	2,017	—	2,017	—
Bank notes / Certificates of deposit / Time deposits	571	—	571	—
	5,604	1,306	4,298	—
Restricted cash and short-term investments [1]	863	863	—	—
Fuel derivative contracts, net [1]	5	—	5	—
Total	$6,472	$2,169	$4,303	$—

1 Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) at each measurement date.
2 The Company’s short-term investments mature in one year or less except for $350 million of Bank notes, $1.4 billion of U.S. Government obligations and $782 million of Corporate obligations which have maturity dates exceeding one year.
No significant transfers between Level 1 and Level 2 occurred during the six months ended June 30, 2013. The Company’s policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.
As of June 30, 2013, the Company had no exposure to European sovereign debt.
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
The carrying value and estimated fair values of the Company’s long-term debt, including current maturities, not classified as subject to compromise, were (in millions):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$2,925	$2,873	$3,297	$3,143
Enhanced equipment trust certificates	2,308	2,379	1,741	1,811
6.0%—8.5% special facility revenue bonds	1,314	1,454	1,313	1,308
7.50% senior secured notes	1,000	1,159	1,000	1,074
Senior secured credit facility due 2019 (rate of 4.75% at June 30, 2013)	1,045	1,050	—	—
AAdvantage Miles advance purchase	693	699	772	779
Other	27	27	27	27
	$9,312	$9,641	$8,150	$8,142

The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, classified as subject to compromise, were (in millions):

	June 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$149	$131	$172	$154
6.0%—8.5% special facility revenue bonds	186	194	186	186
	$335	$325	$358	$340
All of the Company’s long term debt classified as subject to compromise is classified as Level 2.

8.        Retirement Benefits
The following tables provide the components of net periodic benefit cost for the three months and six months ended June 30, 2013 and 2012 (in millions):

	Pension Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$1	$104	$2	$208
Interest cost	163	191	326	382
Expected return on assets	(180)	(166)	(360)	(332)
Amortization of:
Prior service cost	7	3	14	7
Unrecognized net (gain) loss	23	63	46	124
Net periodic benefit cost	$14	$195	$28	$389

	Retiree Medical and Other Benefits
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Components of net periodic benefit cost
Service cost	$—	$15	$—	$30
Interest cost	13	38	26	76
Expected return on assets	(4)	(4)	(8)	(8)
Amortization of:
Prior service cost	(61)	(7)	(122)	(14)
Unrecognized net (gain) loss	(2)	(2)	(4)	(4)
Net periodic benefit cost	$(54)	$40	$(108)	$80
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010. As a result of the Chapter 11 Cases, American contributed $44 million to its U.S. defined benefit pension plans during the first six months of 2013 covering post-petition periods. On July 15, 2013, the Company contributed an additional $11 million to its defined benefit pension plans. The Company’s remaining 2013 contributions to its defined benefit pension plans are subject to the Chapter 11 proceedings. Prior to the closing of the Merger (see Note 12 to the Condensed Consolidated Financial Statements for further information), AMR and/or its subsidiaries will make all minimum required contributions to each AMR compensation and benefit plan that are required to have been made and were not made prior to the effective date of the Merger. As a result of the Company contributing only the post-petition portion of required contributions, the PBGC filed a lien against certain assets of the Company in 2012.

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
On July 6, 2012, the Company commenced an adversary proceeding in the Bankruptcy Court seeking a determination on the issue of vesting for former employees who retired before November 1, 2012 and were eligible for certain retiree medical coverage. The Court held a hearing on January 23, 2013 and has not ruled on this matter as of the date of this report.  The Company has been negotiating with the retiree committee since July 2012, seeking a consensual agreement to terminate subsidized retiree medical coverage and life insurance coverage.
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
The following table summarizes the components of the Company’s special charges and the remaining accruals for these charges (in millions) as of June 30, 2013:

	Facility Exit Costs	Employee Charges	Total
Remaining accrual at December 31, 2012	$4	$192	$196
Special charges	6	13	19
Non-cash charges	(3)	—	(3)
Adjustments	(4)	—	(4)
Payments	(3)	(138)	(141)
Remaining accrual at June 30, 2013	$—	$67	$67
Merger Related Expenses

Merger related expenses for the three and six months ended June 30, 2013 were $6.2 million and $21.6 million, respectively. See Note 12 to the Condensed Consolidated Financial Statements for information on the Merger Agreement.

10.        Financial Instruments and Risk Management
As part of the Company’s risk management program, it uses a variety of financial instruments, primarily heating oil, jet fuel, and Brent crude collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option), as cash flow hedges to mitigate commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes. As of June 30, 2013, the Company had fuel derivative contracts outstanding covering 22 million barrels of jet fuel that will be settled over the next 18 months. A deterioration of the Company’s liquidity position and its Chapter 11 filing may negatively affect the Company’s ability to hedge fuel in the future.

For the three and six months ended June 30, 2013, the Company recognized an increase of approximately $31 million and $23 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. For the three and six months ended June 30, 2012, the Company recognized an increase of approximately $9 million and a decrease of approximately $20 million, respectively, in fuel expense on the accompanying consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges.The net fair value of the Company’s fuel hedging agreements at June 30, 2013 and December 31, 2012, representing the amount the Company would receive upon termination of the agreements (net of settled contract assets), totaled $5 million and $62 million, respectively. As of June 30, 2013, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive loss into earnings approximately $36 million in net losses.
The impact of cash flow hedges on the Company’s Condensed Consolidated Financial Statements is depicted below (in millions):
Fair Value of Aircraft Fuel Derivative Instruments (all cash flow hedges)

Asset Derivatives as of				Liability Derivatives as of
June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Fuel derivative contracts	$21	Fuel derivative contracts	$65	Accrued liabilities	$16	Accrued liabilities	$—
Effect of Aircraft Fuel Derivative Instruments on Statements of Operations (all cash flow hedges)

Amount of Gain (Loss) Recognized in OCI on Derivative [1] as of June 30		Location of Gain (Loss) Reclassified from Accumulated OCI into Income [1]	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1] for the six months ended June 30,		Location of Gain (Loss) Recognized in Income on Derivative [2]	Amount of Gain (Loss) Recognized in Income on Derivative [2] for the six months ended June 30,
2013	2012		2013	2012		2013	2012
$(70)	$(56)	Aircraft Fuel	$(12)	$25	Aircraft Fuel	$(11)	$(5)

Amount of Gain (Loss) Recognized in OCI on Derivative [1] for the quarter ended June 30,		Location of Gain (Loss) Reclassified from Accumulated OCI into Income [1]	Amount of Gain (Loss) Reclassified from Accumulated OCI into Income [1] for the quarter ended June 30,		Location of Gain (Loss) Recognized in Income on Derivative [2]	Amount of Gain (Loss) Recognized in Income on Derivative [2] for the quarter ended June 30,
2013	2012		2013	2012		2013	2012
$(56)	$(104)	Aircraft Fuel	$(13)	$(1)	Aircraft Fuel	$(18)	$(8)

1.	Effective portion of gain (loss)

2.	Ineffective portion of gain (loss)
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
As of June 30, 2013:

				Gross asset (liability) not offset in Balance Sheet
	Gross asset (liability)	Gross asset (liability) offset in Balance Sheet	Net recognized asset (liability) in Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
Fuel derivatives	$21	$16	$5	$—	$—	$5

As of December 31, 2012:

				Gross asset (liability) not offset in Balance Sheet
	Gross asset (liability)	Gross asset (liability) offset in Balance Sheet	Net recognized asset (liability) in Balance Sheet	Financial Instruments	Cash Collateral Received (Posted)	Net Amount
Fuel derivatives	$65	$—	$65	$—	$—	$65
As of June 30, 2013, the Company had posted cash collateral of an immaterial amount.
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
11.        Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in accumulated other comprehensive income (loss) by component (in millions):

	Pension and retiree medical liability	Unrealized gain (loss) on investments	Derivative financial instruments	Income tax benefit (expense)	Total
Balance at December 31, 2012	$(2,322)	$2	$13	$(781)	$(3,088)
Other comprehensive income (loss) before reclassifications	—	—	(56)	—	(56)
Amounts reclassified from accumulated other comprehensive income (loss)	(66)	—	12	—	(54)
Net current-period other comprehensive income (loss)	$(66)	$—	$(44)	$—	$(110)
Balance at June 30, 2013	$(2,388)	$2	$(31)	$(781)	$(3,198)
Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 are as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income (loss) is presented
	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Amortization of pension and retiree medical liability
Prior service cost	$(54)	$(108)	Wages, salaries and benefits
Actuarial loss	21	42	Wages, salaries and benefits

Derivative financial instruments
Cash flow hedges	13	12	Aircraft fuel

Total reclassifications for the period	$(20)	$(54)

12.        Merger Agreement
Description of Agreement and Plan of Merger
On February 13, 2013, AMR, US Airways Group and AMR Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of AMR (Merger Sub), entered into an Agreement and Plan of Merger (as amended, the Merger Agreement), providing for a business combination of AMR and US Airways Group. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into US Airways Group (the Merger), with US Airways Group surviving as a wholly owned subsidiary of AMR. It is anticipated that immediately following the merger closing, AMR will change its name to American Airlines Group Inc. (AAG). Following the Merger, AAG will own, directly or indirectly, all of the equity interests of American, US Airways Group and their direct and indirect subsidiaries. The Merger Agreement and the transactions contemplated thereby, including the Merger, were subject to the approval of the Bankruptcy Court, and are to be effected pursuant to the Plan, which is subject to confirmation and consummation in accordance with the requirements of the Bankruptcy Code.
Subject to the terms and conditions of the Merger Agreement, which has been approved by the boards of directors of the respective parties, upon completion of the Merger, US Airways Group stockholders will receive one share of common stock of AAG (AAG Common Stock) for each share of US Airways Group common stock. The aggregate number of shares of AAG Common Stock issuable to holders of US Airways Group equity instruments (including stockholders and holders of convertible notes, options, stock appreciation rights and restricted stock units) will represent 28% of the diluted equity of AAG after giving effect to the Plan. The remaining 72% diluted equity ownership of AAG will be distributable, pursuant to the Plan, to the Debtors' stakeholders, labor unions and certain employees.
All of the equity interests in AAG will be issued initially solely pursuant to the Merger Agreement or the Plan. Pursuant to the Plan, holders of AMR equity interests are expected to receive a recovery on such interests in the form of a distribution of AAG common stock.  On June 7, 2013, the Bankruptcy Court authorized American to begin soliciting votes on the Plan from creditors and stockholders. The hearing before the Court to consider confirmation of the Plan is scheduled for August 15, 2013. Implementation of the Plan and the making of any distributions thereunder are subject to confirmation thereof in accordance with the provisions of the Bankruptcy Code, the occurrence of the effective date under the Plan and the consummation of the Merger.
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
On May 10, 2013, the Bankruptcy Court entered the Merger Support Order. Pursuant to the Merger Agreement, upon entry of the Merger Support Order by the Bankruptcy Court, the Merger Agreement became effective and binding on, and enforceable against each of the parties thereto retroactive to February 13, 2013.
At the meeting of stockholders of US Airways Group, Inc. held on July 12, 2013, US Airways Group's stockholders approved the adoption of the Merger Agreement.
Support Agreement and Term Sheet
On February 13, 2013, AMR and the other Debtors entered into a Support and Settlement Agreement (the Support Agreement) with certain significant holders of certain prepetition claims against one or more of the Debtors (such holders of claims, the Consenting Creditors), aggregating approximately $1.2 billion of prepetition unsecured claims. Pursuant to the terms of the Support Agreement, each Consenting Creditor has agreed, among other things, and subject to certain conditions, to (a) vote in favor of a plan of reorganization, which must include certain terms specified in a Term Sheet attached to the Support Agreement (the Term Sheet), (b) generally support confirmation and consummation of such plan and (c) not to support or solicit any plan in opposition to such plan. The Plan contains the terms specified in the Term Sheet.
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

In each case, the distributions made to each of the foregoing stakeholders will be adjusted to take into account any reserves made for disputed claims under the Plan. The Debtors filed a motion with the Bankruptcy Court seeking approval of the Support Agreement and the Court entered an order approving the Support Agreement on June 4, 2013.

13. Subsequent Events
In connection with preparation of the condensed consolidated financial statements and in accordance U.S. GAAP, the Company evaluated subsequent events after the balance sheet date of June 30, 2013 and determined that no additional disclosure to that presented in this Form 10-Q was necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter Developments

During the second quarter of 2013, the Company achieved several key milestones on its path to emergence from Chapter 11, including filing the Plan and the Disclosure Statement with the Bankruptcy Court. The Bankruptcy Court entered the order approving the Disclosure Statement on June 7, 2013. The Plan and Disclosure Statement contemplate that AMR will emerge from Chapter 11 and merge with US Airways Group (as further described in Notes 1 and 13 to the Condensed Consolidated Financial Statements).
Other second quarter highlights include the following:

•
On April 15, 2013, AMR filed the Form S-4 Registration Statement with the SEC to register the shares of AAG Common Stock that will be issued to stockholders of US Airways Group as consideration in the Merger in exchange for their US Airways Group common stock. The SEC declared the Form S-4 Registration Statement, as amended, effective on June 10, 2013.

•
On June 7, 2013, the Court authorized American to begin soliciting votes on the Plan from creditors and stockholders. Solicitation packages were distributed by June 20, 2013. The Company and the other Debtors have until July 29, 2013 to solicit and obtain acceptances for the Plan. The hearing before the Court to consider confirmation of the Plan is scheduled for August 15, 2013.

•
In the second quarter of 2013, American completed several financing transactions. In May 2013, American closed its private offering of the Series 2013-1C EETCs in the aggregate face amount of $120 million. In June 2013, American obtained secured credit facilities, comprised of a $1.05 billion term loan and a $1 billion revolving credit facility, secured by certain route authorities, slots and foreign gate leaseholds utilized by American in providing its scheduled air carrier services between the United States and South America. In June 2013, American also remarketed $216 million of Tulsa Municipal Airport Revenue Refunding Bonds Trust Series 2001A, 2001B, and 2000B due June 1, 2035 (Series 2000B) and December 1, 2035 (Series 2001 A&B). See Note 6 to the Condensed Consolidated Financial Statements for further information.

•	In the second quarter of 2013, American continued its fleet renewal and took delivery of 12 new aircraft (nine B737-800s and three B777-300ERs).

•
As part of the AMR and US Airways merger, an announcement was made in June, 2013 naming the members of the Board of Directors and senior leadership team responsible for managing the new combined company, American Airlines Group Inc., effective after the closing of the companies' expected merger.

The Company continues to move forward with a carefully designed, step-by-step transformation plan and currently expects to emerge from Chapter 11, and the Merger to close, in the third quarter of 2013.

Financial Highlights
The Company recorded a consolidated net income of $228 million in the second quarter of 2013 compared to a net loss of $264 million in the same period last year. The Company’s consolidated net income reflects $124 million of charges to reorganization items. Consolidated passenger revenue increased by $13 million to $5.6 billion for the second quarter of 2013 compared to the same period last year. Cargo and other revenues decreased by $23 million to $797 million for the second quarter of 2013 compared to the same period last year. Mainline passenger unit revenues were flat in the second quarter of 2013 compared to the same period last year, reflecting a 0.2 percent increase in passenger yield year-over-year and a decrease in load factor of approximately 0.3 points compared to the second quarter of 2012.
Operating expenses decreased $366 million during the second quarter primarily due to lower wages, salaries and benefits costs and lower fuel costs. The Company's operating expenses for the second quarter also include special items and merger related expenses of $12 million (see Note 9 to the Condensed Consolidated Financial Statements for further information) compared to $105 million of special items in the second quarter of 2012.
Charges to reorganization items, net, of $124 million for the second quarter of 2013 consist primarily of estimated claims associated with restructuring certain special facility revenue bonds and professional fees. See Note 1 to the Condensed Consolidated Financial Statements for further information.

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
Cash, Short-Term Investments and Restricted Assets
At June 30, 2013, the Company had $6.2 billion in unrestricted cash and short-term investments and $863 million in restricted cash and short-term investments, both at fair value, versus $3.9 billion in unrestricted cash and short-term investments and $850 million in restricted cash and short-term investments at December 31, 2012.
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
Certain of the Company’s debt financing agreements contain loan to value ratio covenants and require the Company to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, the Company may be required to subject additional qualifying collateral (which in some cases may include cash collateral) or, in the alternative, to pay down such financing, in whole or in part, with premium (if any). Two such agreements also include covenants that, among other things, limit the ability of the Company and its subsidiaries to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends. In addition, under one such agreement, if American fails to maintain certain collateral ratios of 1.5 to 1.0, American must pay additional interest on the related notes (which bear interest at 7.5% per annum) at the rate of 2% per annum until the collateral coverage ratio equals at least 1.5 to 1.0. See Note 6 to the Condensed Consolidated Financial Statements for further information.
Significant Indebtedness and Future Financing
Our indebtedness and our ability to obtain sufficient financing are significant risks to the Company as discussed more fully in the Risk Factors included under Item 1A of the 2012 Form 10-K.
The Chapter 11 Cases triggered defaults on substantially all debt and lease obligations of the Debtors. However, under section 362 of the Bankruptcy Code, the commencement of a Chapter 11 case automatically stays most creditor actions against the Debtors’ estates. The outcome of the Chapter 11 Cases, which cannot be determined at this time, could further increase the Company's borrowing or other costs and further restrict the availability of future financing.
The Company currently has financing commitments that, subject to certain conditions, cover all of its scheduled aircraft deliveries through 2016, except 18 Boeing 787 aircraft and 11 Boeing 777-300ER aircraft, which the Company may finance in the future.
In the remainder of 2013, including liabilities subject to compromise, the Company will be contractually required to make approximately $1.0 billion of principal payments on long-term debt and approximately $17 million in principal payments on capital leases, and the Company expects to spend approximately $1.3 billion on capital expenditures, including aircraft commitments.
At emergence from Chapter 11, the Company will be required to or may deem it desirable to settle in cash certain obligations that matured during the Chapter 11 Cases. The Company cannot predict the amount of cash that would be required to settle such obligations, but its present estimate is that such costs will be approximately $1.4 billion. In addition, the Company anticipates that transition costs to integrate the business of the Company and US Airways Group will be approximately $1.2 billion.
During the first six months of 2013, American closed its private offerings of three tranches of EETCs in the aggregate face amount of $664 million (Series 2013-1A/B EETC) and $120 million (Series 2013-1C EETC). In June 2013, American obtained $2.0 billion in secured credit facilities, comprised of a $1.05 billion term loan and a $1 billion revolving credit facility, secured by route authorities, slots and foreign gate leaseholds utilized by American in providing its scheduled air carrier services between the United States and South America. In June 2013, American also remarketed $216 million of Tulsa Municipal Airport Revenue Refunding Bonds Trust Series 2001A, 2001B, and 2000B due June 1, 2035 (Series 2000B) and December 1, 2035 (Series 2001 A&B). See Note 6 to the Condensed Consolidated Financial Statements for further information.
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
Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of AMR’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of June 30, 2013, the Company was not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.
Pension Funding Obligation
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010. As a result of the Chapter 11 Cases, AMR contributed $44 million to its U.S. defined benefit pension plans during the first six months of 2013 covering post-petition periods. On July 15, 2013, the Company contributed an additional $11 million to its defined benefit pension plans. The Company’s remaining 2013 contributions to its defined benefit pension plans are subject to the Chapter 11 proceedings. Prior to the closing of the Merger (see Note 12 to the Condensed Consolidated Financial Statements for further information), AMR and/or its subsidiaries will make all minimum required contributions to each AMR compensation and benefit plan that are required to have been made and were not made prior to the effective date of the Merger. As a result of the Company contributing only the post-petition portion of required contributions, the PBGC filed a lien against certain assets of the Company in 2012.
Cash Flow Activity
At June 30, 2013, the Company had $6.2 billion in unrestricted cash and short-term investments, which is an increase of $2.3 billion from the balance as of December 31, 2012. Net cash provided by operating activities in the six month period ended June 30, 2013 was $1.8 billion, as compared to $1.7 billion over the same period in 2012. In addition, as described above, the Company obtained a $1.05 billion term loan, increasing the Company's liquidity position.
The Company made debt and capital lease payments of $551 million and invested $1.8 billion in capital expenditures in the first six months of 2013. Capital expenditures primarily consisted of new aircraft and certain aircraft modifications.
Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited by the counterparty or the Company. As of June 30, 2013 and December 31, 2012, the Company had posted cash collateral of an immaterial amount. As a result of movements in fuel prices, the cash collateral amounts held by the Company or the counterparties to such contracts, as the case may be, can vary significantly.
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

RESULTS OF OPERATIONS
For the Three Months Ended June 30, 2013 and 2012
REVENUES
The Company’s revenues decreased approximately $10 million to $6.4 billion in the second quarter of 2013 from the same period last year. American’s passenger revenues increased by 1.1 percent, or $51 million, on 1.1 percent higher capacity of 38.7 billion available seat miles (ASM). American’s passenger load factor decreased 0.3 points while passenger yield increased by 0.2 percent to 14.9 cents. This resulted in a decrease in mainline passenger revenue per available seat mile (RASM) of 0.1 percent to 12.6 cents. American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Following is additional information regarding American’s domestic and international RASM and capacity:

	Three Months Ended June 30, 2013
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	12.7	(0.1)%	22.4	(1.4)%
International	12.5	0.1	16.3	4.8
DOT Latin America	13.2	(3.0)	8.0	9.2
DOT Atlantic	12.6	6.8	5.9	(1.9)
DOT Pacific	9.9	(7.0)	2.5	8.2
In the second quarter of 2013, the airlines providing American with regional feed (Regional Affiliates) included one wholly owned subsidiary, AMR Eagle, and three third party regional airlines, Chautauqua Airlines, Inc. (Chautauqua), SkyWest, and ExpressJet.
Regional Affiliates’ passenger revenues decreased $38 million, or 4.8 percent, to $752 million as a result of lower yield. Regional Affiliates’ traffic increased 0.1 percent to 2.7 billion revenue passenger miles (RPMs), on a capacity increase of 1.0 percent to 3.5 billion ASMs, resulting in a 0.7 point decrease in passenger load factor to 77.1 percent.
Cargo revenues decreased 4.6 percent, or $8 million, to $167 million primarily as a result of decreased freight and mail yields.
Other revenues decreased 2.3 percent, or $15 million, to $630 million due to a decrease in ancillary fees.
OPERATING EXPENSES
The Company’s total operating expenses decreased 5.8 percent, or $366 million, to $6.0 billion in the second quarter of 2013 compared to the same period last year. American’s mainline operating expenses per ASM decreased 7.5 percent to 13.5 cents. The decrease in operating expense was largely due to lower wages, salaries and benefits costs.

(in millions) Operating Expenses	Three Months Ended June 30, 2013	Change from 2012	Percentage Change
Aircraft fuel	$2,139	$(70)	(3.2)%
Wages, salaries and benefits	1,286	(333)	(20.6)	(a)
Regional payments to AMR Eagle	261	(27)	(9.4)	(b)
Other rentals and landing fees	338	10	3.0
Maintenance, materials and repairs	310	19	6.5	(c)
Commissions, booking fees and credit card expense	257	(6)	(2.3)
Depreciation and amortization	244	(13)	(5.1)
Aircraft rentals	179	49	37.7	(d)
Food service	149	19	14.6	(e)
Special charges and merger related	12	(93)	(88.6)	(f)
Other operating expenses	784	79	11.2	(g)
Total operating expenses	$5,959	$(366)	(5.8)%

(a)
Wages, salaries and benefits decreased primarily as a result of modifications to pension and other post-employment benefits and reductions in certain work groups during 2012. See Note 8 and Note 9 to the Condensed Consolidated Financial Statements for further information, respectively.

(b)	Regional payments to AMR Eagle decreased primarily due to more flying by third party regional carriers.

(c)	Maintenance, materials and repairs increased primarily due to timing of materials and repairs expenses.

(d)	Aircraft rental expense increased primarily due to new aircraft deliveries in 2013.

(e)	Food service increased primarily as a result of increased passengers boarded and enhanced product offerings.

(f)	Special charges decreased primarily as a result of severance related charges incurred in 2012.

(g)	Other operating expenses increased primarily due to increases in outsourced services and volatility in foreign exchange rates.
OTHER INCOME (EXPENSE)
Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous—net.
A decrease in short-term investment rates caused a decrease in interest income of $2 million, or 28.6 percent, to $5 million for the second quarter 2013 compared to the same period last year. Interest expense decreased $12 million, or 7.3 percent, to $152 million primarily as a result of lower interest rates on indebtedness.
REORGANIZATION ITEMS, NET
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the three months ended June 30, 2013 and June 30, 2012:

(in millions)
	Three Months Ended June 30,
	2013	2012
Aircraft and facility financing renegotiations and rejections (1)(2)	83	158
Professional fees	40	72
Other	1	—
Total reorganization items, net	$124	$230

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to the rejection or modification of financings related to aircraft. The Debtors record an estimated claim associated with the rejection or modification of a financing when the applicable motion is filed with the Bankruptcy Court to reject or modify such financing and the Debtors believe that it is probable the motion will be approved, and there is sufficient information to estimate the claim. Modifications of the financings related to certain aircraft remain subject to conditions, including reaching agreement on definitive documentation. See Note 1 to the Condensed Consolidated Financial Statements, “Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment,” for further information.

(2)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to entry of orders treating as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors record an estimated claim associated with the treatment of claims with respect to facility agreements when the applicable motion is filed with the Bankruptcy Court and the Debtors believe that it is probable that the motion will be approved, and there is sufficient information to estimate the claim. See Note 1 to the Condensed Consolidated Financial Statements, “Rejection of Executory Contracts,” for further information.

Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of June 30, 2013.

INCOME TAX
The Company did not record a net tax provision (benefit) associated with its net earnings for the three months ended June 30, 2013 or June 30, 2012 due to the Company providing a valuation allowance, as discussed in Note 5 to the Condensed Consolidated Financial Statements.
OPERATING STATISTICS
The following table provides statistical information for American and Regional Affiliates for the three months ended June 30, 2013 and 2012.

	Three Months Ended June 30,
	2013	2012
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	32,851	32,586
Available seat miles (millions)	38,723	38,289
Cargo ton miles (millions)	470	456
Passenger load factor	84.8%	85.1%
Passenger revenue yield per passenger mile (cents)	14.88	14.84
Passenger revenue per available seat mile (cents)	12.62	12.63
Cargo revenue yield per ton mile (cents)	35.57	38.34
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	13.46	14.55
Fuel consumption (gallons, in millions)	623	604
Fuel price per gallon (dollars)	3.02	3.24
Operating aircraft at period-end	629	608
Regional Affiliates
Revenue passenger miles (millions)	2,686	2,683
Available seat miles (millions)	3,482	3,447
Passenger load factor	77.1%	77.8%
(*)Excludes $748 million and $756 million of expense incurred related to Regional Affiliates in 2013 and 2012, respectively.
Operating aircraft at June 30, 2013, included:

American Airlines Aircraft		AMR Eagle Aircraft
Boeing 737-800	213	Bombardier CRJ-700	47
Boeing 757-200	106	Embraer RJ-135	11
Boeing 767-200 ER	14	Embraer RJ-140	59
Boeing 767-300 ER	58	Embraer RJ-145	118
Boeing 777-200 ER	47	Super ATR	—
Boeing 777-300 ER	8	Total	235
McDonnell Douglas MD-80	183
Total	629
The average aircraft age for American’s and AMR Eagle’s aircraft is 14.7 years and 10.4 years, respectively.
Almost all of the Company’s owned aircraft are encumbered by liens granted in connection with financing transactions entered into by the Company.
Of the operating aircraft listed above, ten Boeing 757-200 aircraft, three McDonnell Douglas MD-80 aircraft, and two Boeing 767-200 Extended Range aircraft were in temporary storage as of June 30, 2013.

Owned and leased aircraft not operated by the Company at June 30, 2013, included:

American Airlines Aircraft		AMR Eagle Aircraft
Boeing 737-800	1	Saab 340B	41
Boeing 757-200	2	Total	41
McDonnell Douglas MD-80	39
Total	42

The following table summarizes the aircraft contractually obligated to American under capacity purchase agreements with third party regional airlines at June 30, 2013:

	Fleet Type
Carrier	Bombardier CRJ-200	Embraer RJ-140	Total
SkyWest	12	—	12
ExpressJet	11	—	11
Chautauqua	—	15	15
Total	23	15	38
Of the aircraft listed above, one SkyWest CRJ-200 aircraft was on operational reserve as of June 30, 2013.
See Note 3 to the Condensed Consolidated Financial Statements for additional information on the Company's capacity purchase agreements with third party regional airlines.

All aircraft, excluding the SAAB 340B aircraft and aircraft operated by third party regional airlines, are owned or leased by American as of June 30, 2013.

See Note 1 to the Condensed Consolidated Financial Statements for information on the Company's activities under section 1110 of the Bankruptcy Code. See Note 3 to the Condensed Consolidated Financial Statements for information on the Company's acquisition commitments, payments and options.
REGIONAL AFFILIATES
The following table summarizes the combined capacity purchase activity for Regional Affiliates for the three months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,
	2013	2012
Revenues:
Regional Affiliates	752	790
Other	43	45
	795	835
Expenses:
Regional payments	306	319
Other incurred expenses	442	436
	748	755
In addition, passengers connecting to American's flights from Regional Affiliates' flights generated passenger revenues for American flights of $482 million and $498 million in the three months ended June 30, 2013 and 2012, respectively, which are included in Revenues - Passenger in the consolidated statements of operations.

For the Six Months Ended June 30, 2013 and 2012

REVENUES

The Company’s revenues increased approximately $43 million, or 0.3 percent, to $12.5 billion in the first six months of 2013 from the same period last year driven by an increase in yield and an increase in international load factor. American’s passenger revenues increased by 1.2 percent, or $108 million, on capacity reduction of 0.1 percent to 76.1 billion available seat miles (ASM). American’s passenger load factor increased 0.7 points while passenger yield increased by 0.4 percent to 15.09 cents. This resulted in an increase in passenger revenue per available seat mile (RASM) of 1.3 percent to 12.48 cents. American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Following is additional information regarding American’s domestic and international RASM and capacity:

	Six Months Ended June 30, 2013
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	12.5	1.3%	44.4	(1.8)%
International	12.5	1.3	31.8	2.4
DOT Latin America	13.6	(1.5)	16.8	6.9
DOT Atlantic	11.8	7.7	10.3	(4.2)
DOT Pacific	9.6	(4.5)	4.7	2.3

Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, decreased $29 million, or 2.0 percent, to $1.4 billion as a result of lower yield. Regional Affiliates’ traffic increased 0.5 percent to 5.1 billion revenue passenger miles (RPMs), on a capacity increase of 0.3 percent to 6.8 billion ASMs, resulting in a 0.1 point increase in passenger load factor to 74.7 percent. For the six months ended June 30, 2013, Regional Affiliates' revenues include the results of Executive Airlines, Inc. which ceased operations at the end of the first quarter of 2013.

Cargo revenues decreased 6.1 percent, or $21 million, to $322 million primarily as a result of decreased freight and mail yields.
Other revenues decreased 1.2 percent, or $15.0 million, to $1.3 billion due to a decrease in ancillary fees.

OPERATING EXPENSES

The Company’s total operating expenses decreased 3.7 percent, or $461 million, to $12 billion in the first six months of 2013 compared to the same period in 2012. The Company's operating expenses per ASM decreased 4.1 percent to 13.8 cents. The decrease in operating expense was largely due to lower wages, salaries and benefits costs.

(in millions) Operating Expenses	Six Months Ended June 30, 2013	Change from 2012	Percentage Change
Aircraft fuel	$4,338	$(36)	(0.8)%
Wages, salaries and benefits	2,599	(635)	(19.6)	(a)
Regional payments to AMR Eagle	531	(42)	(7.3)	(b)
Other rentals and landing fees	680	28	4.3
Maintenance, materials and repairs	628	58	10.2	(c)
Commissions, booking fees and credit card expense	533	4	0.8
Depreciation and amortization	485	(28)	(5.5)
Aircraft rentals	343	70	25.6	(d)
Food service	288	33	12.9	(e)
Special charges and merger related	40	(76)	(65.5)	(f)
Other operating expenses	1,532	163	11.9	(g)
Total operating expenses	$11,997	$(461)	(3.7)%

(a)
Wages, salaries and benefits decreased primarily as a result of modifications to pension and other post-employment benefits and reductions in certain work groups during 2012. See Note 8 and Note 9 to the Condensed Consolidated Financial Statements for further information, respectively.

(b)	Regional payments to AMR Eagle expense decreased primarily due to new capacity purchase agreements under which the Company absorbs certain operating expenses of the regional airline.

(c)	Maintenance, materials and repairs increased primarily due to timing of materials and repairs expenses.

(d)	Aircraft rental expense increased primarily due to new aircraft deliveries in 2013.

(e)	Food service increased primarily as a result of increased passengers boarded and enhanced product offerings.

(f)	Special charges decreased primarily as a result of severance related charges incurred in 2012.

(g)	Other operating expenses increased primarily due to increases in outsourced services and volatility in foreign exchange rates.

OTHER INCOME (EXPENSE)

Other income (expense) consists of interest income and expense, interest capitalized and miscellaneous—net.

A decrease in short-term investment rates caused a decrease in interest income of $4 million, or 31 percent, to $9 million for the first six months of 2013 compared to the same period last year. Interest expense decreased $16 million, or 5 percent, to $326 million as a result of lower interest rates on indebtedness.

REORGANIZATION ITEMS, NET

Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the six months ended June 30, 2013 and June 30, 2012.

	Six Months Ended June 30,
(in millions)	2013	2012
Aircraft and facility financing renegotiations and rejections (1)(2)(3)	219	1,514
Professional fees	78	117
Other	(14)	—
Total reorganization items, net	283	1,631

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to the rejection or modification of financings related to aircraft. The Debtors record an estimated claim associated with the rejection or modification of a financing when the applicable motion is filed with the Bankruptcy Court to reject or modify such financing and the Debtors believe that it is probable the motion will be approved, and there is sufficient information to estimate the claim. Modifications of the financings related to certain aircraft remain subject to conditions, including reaching agreement on definitive documentation. See Note 1 to the Condensed Consolidated Financial Statements, “Special Protection Applicable to Leases and Secured Financing of Aircraft and Aircraft Equipment,” for further information.

(2)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to entry of orders treating as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors record an estimated claim associated with the treatment of claims with respect to facility agreements when the applicable motion is filed with the Bankruptcy Court and the Debtors believe that it is probable that the motion will be approved, and there is sufficient information to estimate the claim. See Note 1 to the Condensed Consolidated Financial Statements, “Rejection of Executory Contracts,” for further information.

(3)
Pursuant to the Support Agreement, as defined and further described in Note 12 to the Condensed Consolidated Financial Statements, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, the Company recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $143 million, which is included in the table above.

INCOME TAX

The Company recorded a net tax (benefit) of approximately $30 million associated with its net loss for the six months ended June 30, 2013 due to the Company realizing a valuation allowance release for refundable credits allowed as a result of passage of the American Taxpayer Relief Act of 2012.  See Note 5 to the Condensed Consolidated Financial Statements. The Company did not record a net tax provision (benefit) associated with its net loss for the six months ended June 30, 2013 or June 30, 2012 due to the Company providing a valuation allowance, as discussed in Note 5 to the Condensed Consolidated Financial Statements.

OPERATING STATISTICS

The following table provides statistical information for American and Regional Affiliates for the six months ended June 30, 2013 and 2012

	Six Months Ended June 30,
	2013	2012
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	62,990	62,546
Available seat miles (millions)	76,115	76,207
Cargo ton miles (millions)	880	901
Passenger load factor	82.8%	82.1%
Passenger revenue yield per passenger mile (cents)	15.09	15.02
Passenger revenue per available seat mile (cents)	12.48	12.33
Cargo revenue yield per ton mile (cents)	36.57	38.07
Operating expenses per available seat mile, excluding Regional Affiliates (cents) (*)	13.79	14.38
Fuel consumption (gallons, in millions)	1,215	1,196
Fuel price per gallon (dollars)	3.14	3.24
Operating aircraft at period-end
Regional Affiliates
Revenue passenger miles (millions)	5,079	5,054
Available seat miles (millions)	6,801	6,781
Passenger load factor	74.7%	74.5%

(*)Excludes $1.5 billion and$1.5 billion of expense incurred related to Regional Affiliates in 2013 and 2012, respectively.

REGIONAL AFFILIATES
The following table summarizes the combined capacity purchase activity for Regional Affiliates for the six months ended June 30, 2013 and 2012 (in millions):

	Six Months Ended June 30,
	2013	2012
Revenues:
Regional Affiliates	1,431	1,460
Other	82	85
	1,513	1,545
Expenses:
Regional payments	609	631
Other incurred expenses	893	867
	1,502	1,498
In addition, passengers connecting to American's flights from Regional Affiliates' flights generated passenger revenues for American flights of $915 million and $924 million in the six months ended June 30, 2013 and 2012, respectively, which are included in Revenues - Passenger in the consolidated statements of operations.
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
Aircraft Fuel The Company’s earnings are substantially affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs through the use of hedging contracts, which consist primarily of collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option). Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. Market risk is estimated as a hypothetical 10 percent increase in the June 30, 2013 and 2012 cost per gallon of fuel. Based on projected fuel usage for the next twelve months, such an increase would result in an increase to Aircraft fuel expense of approximately $580 million, inclusive of the impact of effective fuel hedge instruments outstanding at June 30, 2013, and assumes the Company’s fuel hedging program remains effective. Such an increase would have resulted in an increase to projected Aircraft fuel expense of approximately $658 million in the twelve months ended December 31, 2012, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2011.
As of June 30, 2013, the Company had cash flow hedges covering approximately 34 percent of its estimated remaining 2013 fuel requirements. Comparatively, as of June 30, 2012, the Company had hedged approximately 40 percent of its estimated remaining 2012 fuel requirements. The consumption hedged for the remainder of 2013 is capped at an average price of approximately $2.94 per gallon of jet fuel. Seven percent of estimated remaining 2013 fuel requirements is hedged using call spreads with protection capped at an average price of approximately $3.19 per gallon of jet fuel. Twenty-seven percent of estimated remaining 2013 fuel requirements is hedged using collars with an average floor price of approximately $2.56 per gallon of jet fuel. The capped and floor prices exclude taxes and transportation costs. A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.
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
Item 4. Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013. During the quarter ending on June 30, 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On February 22, 2006, the Company received a letter from the Swiss Competition Commission informing the Company that it is investigating whether the Company and certain other cargo carriers entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges. On March 11, 2008, the Company received a request for information from the Swiss Competition Commission concerning, among other things, the scope and organization of the Company's activities in Switzerland. On November 8, 2012, the Swiss Competition Commission issued a preliminary order finding that the Company participated in an illegal conspiracy to set cargo fuel, security, and war risk surcharges, and recommending that the Company should be fined 2,225,310 Swiss Francs. A hearing on those alleged charges has been set for September 9 and 16. The Company disputes the allegation in the Swiss order and intends to vigorously defend itself under Swiss law. On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company's cargo facilities in Sao Paulo, Brazil. On April 24, 2008, the Brazilian competition authorities charged the Company with violating Brazilian competition laws. On December 31, 2009, the Brazilian competition authorities made a non-binding recommendation to the Brazilian competition tribunal that it find the Company in violation of competition laws and levy a fine in an unspecified amount. The Brazilian authorities are investigating whether the Company and certain other foreign and domestic airlines violated Brazilian competition laws by illegally conspiring to set fuel surcharges on cargo shipments. The Company is vigorously contesting the allegations and the preliminary findings of the Brazilian competition authorities. The Company intends to cooperate fully with all pending investigations.
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
American settled its disputes with Travelport and Orbitz on March 12, 2013 and March 29, 2013, respectively, subject to approval of the Bankruptcy Court. Under the terms of the settlement between American and Travelport, (i) the parties amended their current distribution and content agreements and extended such agreements for multiple years, (ii) Travelport agreed to provide certain monetary payments to American, and (iii) the parties released one another from any and all claims asserted, or that could have been asserted, in connection with the lawsuit and in a separate case pending between American and Travelport in Illinois state court. Under the terms of the settlement between American and Orbitz, the parties released one another from any and all claims asserted, or that could have been asserted, in connection with the lawsuit. The Bankruptcy Court approved the settlement on April 25, 2013.
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
The following exhibits are included herein:

10.1
Supplemental Agreement No. 1 to Purchase Agreement No. 03735 by and between American Airlines, Inc. and The Boeing Company, dated as of April 15, 2013. Portions of the Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.2
Amendment No. 2 to A320 Family Aircraft Purchase Agreement by and between American Airlines, Inc. and Airbus S.A.S., dated as of May 30, 2013. Portions of the Exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

10.3
Credit and Guaranty Agreement, dated as of June 27, 2013, among American Airlines, Inc., as the borrower, AMR, as parent and guarantor, the subsidiaries of AMR from time to time party thereto, as guarantors, the lenders party thereto from time to time, Deutsche Bank AG New York Branch, as administrative agent, collateral agent and issuing lender, Citigroup Global Markets Inc., as left lead arranger for the Revolving Facility (as defined in the Credit and Guaranty Agreement) and syndication agent, Barclays Bank PLC, Goldman Sachs Bank USA, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as documentation agents, Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Barclays Bank PLC, Goldman Sachs Bank USA, J.P. Morgan Securities LLC and Morgan Stanley Senior Funding, Inc., as joint lead arrangers and joint bookrunners, and Credit Suisse Securities (USA) LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint bookrunners.

12	Computation of ratio of earnings to fixed charges for the three and six months ended June 30, 2013 and 2012.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101
The following materials from AMR Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*
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

ADDITIONAL INFORMATION
AMR files annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy these reports, statements or other information filed by AMR at the SEC's Public Reference Room at Room 1580, 100 F Street NE, Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. The SEC filings of AMR are also available to the public from commercial document retrieval services and at the website maintained by the SEC at www.sec.gov. You can also find the SEC filings of AMR on its website, www.aa.com.
The SEC allows AMR to incorporate information by reference into this Form 10-Q. This means that AMR can disclose important information to you by referring you to another document filed separately with the SEC. The information incorporated by reference is considered to be a part of this Form 10-Q, except for any information that is superseded by information that is included directly in this Form 10-Q or incorporated by reference subsequent to the date of this Form 10-Q. AMR does not incorporate the contents of its website into this Form 10-Q.
AMR has made and expects to make public disclosures of certain information regarding AMR and its subsidiaries, including, but not limited to, disclosures regarding the Merger, to investors and the general public by means of certain social media sites, including, but not limited to, Facebook and Twitter and by means of a joint Merger website maintained by AMR and US Airways Group. Investors are encouraged to (i) follow American (@AmericanAir) on Twitter, (ii) “like” American (www.facebook.com/AmericanAirlines) on its Facebook page and (iii) visit www.aaarriving.com for updated information regarding AMR, US Airways Group, and the Merger. AMR does not incorporate the contents of its social media posts or the joint Merger website into this Form 10-Q.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMR CORPORATION

Date:	July 18, 2013	BY:	[/s/ Isabella D. Goren]
Isabella D. Goren
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)