Form 10-Q
period 2013-09-30
AMERICAN AIRLINES INC
filed 2013-10-17
CIK 4515

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2013

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
Common Stock, $1 par value – 1,000 shares as of October 10, 2013

INDEX
AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION

Forward-Looking Information
Statements in this report contain various forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events. When used in this document and in documents incorporated herein by reference, the words “expects,” “estimates,” “plans,” “anticipates,” “indicates,” “believes,” “projects,” “forecast,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “may,” “will,” “could,” “should,” "would," "continue," “seeks,” "intends," “targets” and similar expressions are intended to identify forward-looking statements. Similarly, statements that describe the Company's objectives, plans or goals, or actions the Company may take in the future, are forward-looking statements. Forward-looking statements include, without limitation, the Company's expectations concerning its anticipated Merger with US Airways Group, Inc., the possible impact of the lawsuit filed by the U.S. Department of Justice seeking to enjoin the Merger, and the challenges and costs of such Merger (including integrating operations and achieving anticipated synergies), the Chapter 11 Cases and the Company's business plan; the Company's operations and financial conditions, including changes in capacity, revenues, and costs; future financing plans and needs; the amounts of its unencumbered assets and other sources of liquidity; fleet plans; overall economic and industry conditions; plans and objectives for future operations; regulatory approvals and actions; and the impact on the Company of its results of operations in recent years and the sufficiency of its financial resources to absorb that impact. Guidance given in this report regarding capacity, fuel consumption, fuel prices, fuel hedging and unit costs constitutes forward-looking statements. Other forward-looking statements include statements which do not relate solely to historical facts, such as, without limitation, statements which discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. All forward-looking statements in this report are based upon information available to the Company on the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events, or otherwise.
Forward-looking statements are subject to a number of factors that could cause the Company's actual results to differ materially from the Company's expectations. The following factors, in addition to other possible factors not listed, could cause the Company's actual results and financial position, and the timing of certain events, to differ materially from those expressed in forward-looking statements: risks related to the Merger, including fulfillment of conditions, receipt of consents and approvals, and the inability to realize the contemplated benefits of the Merger; the possible adverse consequences of the lawsuit by the U.S. Department of Justice seeking to enjoin the Merger; risks arising from the Chapter 11 Cases, including reorganization risks, liquidity risks, and common stock risks; the materially weakened financial condition of the Company, resulting from its significant losses in recent years; the potential impact on the demand for air travel resulting from downturns in economic conditions; the Company's ability to secure financing for all of its scheduled aircraft deliveries; the potential requirement for the Company to maintain reserves under its credit card processing agreements, which could materially adversely impact the Company's liquidity; the ability of the Company to generate additional revenues and reduce its costs; continued high and volatile fuel prices and further increases in the price of fuel, and the availability of fuel; reliance on third-party distribution channels for distribution of a significant portion of the Company's airline tickets; the Company's substantial indebtedness and other obligations; the ability of the Company to satisfy certain covenants and conditions in certain of its financing and other agreements; changes in economic and other conditions beyond the Company's control, and the volatile results of the Company's operations; the fiercely and increasingly competitive business environment faced by the Company; industry consolidation and alliance changes; low fare levels by historical standards and the Company's reduced pricing power; changes in the Company's corporate or business strategy; delays in scheduled aircraft deliveries or failure of new aircraft to perform as expected; dependence on a limited number of suppliers for aircraft, aircraft engines and parts; extensive government regulation of the Company's business; increasingly stringent environmental regulations; conflicts overseas or terrorist attacks; uncertainties with respect to the Company's international operations; outbreaks of a disease (such as SARS, avian flu or the H1N1 virus) that affects travel behavior; uncertainties with respect to the Company's relationships with unionized and other employee work groups; higher than normal numbers of pilot retirements and a potential shortage of pilots; increased insurance costs and potential reductions of available insurance coverage; the Company's ability to retain key management personnel; potential failures or disruptions of the Company's computer, communications or other technology systems; losses and adverse publicity resulting from any accident involving the Company's aircraft; interruptions or disruptions in service at one or more of the Company's primary market airports; the heavy taxation of the airline industry; inability to realize the full value of intangible assets or long-lived assets, resulting in material impairment charges; and interruptions or disruptions in relationships with third-party regional airlines or other third-party service providers. The Risk Factors contained in the Company's Securities and Exchange Commission filings, including the factors discussed in Part II, Item 1A, "Risk Factors"could cause the Company's actual results to differ materially from historical results and from those expressed in forward-looking statements.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Passenger	$5,253	$4,909	$14,755	$14,303
Regional Affiliates	766	748	2,197	2,208
Cargo	163	156	485	499
Other revenues	634	609	1,901	1,890
Total operating revenues	6,816	6,422	19,338	18,900
Expenses
Aircraft fuel	2,220	2,180	6,558	6,554
Wages, salaries and benefits	1,383	1,620	3,982	4,854
Regional payments to AMR Eagle	261	288	792	861
Other rentals and landing fees	333	324	1,013	976
Maintenance, materials and repairs	285	283	913	853
Commissions, booking fees and credit card expense	280	277	813	806
Depreciation and amortization	242	252	727	765
Aircraft rentals	186	137	529	410
Food service	154	139	442	393
Special charges and merger related	15	211	55	328
Other operating expenses	774	684	2,306	2,053
Total operating expenses	6,133	6,395	18,130	18,853
Operating Income	683	27	1,208	47
Other Income (Expense)
Interest income	5	7	14	19
Interest expense (contractual interest expense equals $(195) and $(534) for the three and nine months ended September 30, 2013, respectively, and $(166) and $(519) for the three and nine months ended September 30, 2012, respectively)	(188)	(161)	(514)	(503)
Interest capitalized	10	13	35	36
Related party interest, net	(3)	(3)	(8)	(10)
Miscellaneous, net	(66)	(12)	(66)	(26)
	(242)	(156)	(539)	(484)
Income (Loss) Before Reorganization Items, Net	441	(129)	669	(437)
Reorganization Items, Net	(151)	(128)	(434)	(1,760)
Income (Loss) Before Income Taxes	290	(257)	235	(2,197)
Income tax (benefit)	—	—	(30)	—
Net Earnings (Loss)	$290	$(257)	$265	$(2,197)
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) (In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Earnings (Loss)	$290	$(257)	$265	$(2,197)
Other Comprehensive Income (Loss), Before Tax:
Defined benefit pension plans and retiree medical:
Amortization of actuarial (gain) loss and prior service cost	(33)	56	(99)	169
Current year change	—	—	—	—
Benefit plan modifications	—	1,673	—	1,673
Derivative financial instruments:
Change in fair value	22	86	(34)	29
Reclassification into earnings	11	12	23	(13)
Unrealized gain (loss) on investments:
Net change in value	(3)	2	(3)	5
Other Comprehensive Income (Loss) Before Tax	(3)	1,829	(113)	1,863
Income tax expense on other comprehensive income	—	—	—	—
Comprehensive Income (Loss)	$287	$1,572	$152	$(334)
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	September 30, 2013	December 31, 2012
Assets
Current Assets
Cash	$712	$474
Short-term investments	6,043	3,408
Restricted cash and short-term investments	935	850
Receivables, net	1,328	1,105
Inventories, net	655	550
Fuel derivative contracts	58	65
Other current assets	469	559
Total current assets	10,200	7,011
Equipment and Property
Flight equipment, net	10,329	10,185
Other equipment and property, net	2,052	2,081
Purchase deposits for flight equipment	709	710
	13,090	12,976
Equipment and Property Under Capital Leases
Flight equipment, net	191	222
Other equipment and property, net	55	60
	246	282
International slots and route authorities	710	708
Domestic slots and airport operating and gate lease rights, less accumulated amortization, net	143	161
Other assets	2,176	2,126
	$26,565	$23,264

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (In millions)

	September 30, 2013	December 31, 2012
Liabilities and Stockholder's Equity (Deficit)
Current Liabilities
Accounts payable	$1,277	$1,212
Accrued liabilities	2,040	2,010
Air traffic liability	5,293	4,524
Payable to affiliates, net	2,796	2,753
Current maturities of long-term debt	1,335	1,388
Current obligations under capital leases	24	31
Total current liabilities	12,765	11,918
Long-term debt, less current maturities	8,891	6,762
Obligations under capital leases, less current obligations	345	381
Pension and postretirement benefits	6,641	6,780
Other liabilities, deferred gains and deferred credits	1,866	1,691
Liabilities Subject to Compromise	5,860	5,694
Stockholder's Equity (Deficit)
Common stock	—	—
Additional paid-in capital	4,476	4,469
Accumulated other comprehensive income (loss)	(3,201)	(3,088)
Accumulated deficit	(11,078)	(11,343)
	(9,803)	(9,962)
	$26,565	$23,264
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC.
DEBTOR AND DEBTOR IN POSSESSION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In millions)

	Nine Months Ended September 30,
	2013	2012
Net Cash Provided by Operating Activities	$1,758	$1,464
Cash Flow from Investing Activities:
Capital expenditures, including aircraft lease deposits	(2,391)	(1,145)
Net decrease (increase) in short-term investments	(2,635)	—
Net decrease (increase) in restricted cash and short-term investments	(85)	(109)
Proceeds from sale of equipment, property, and investments/subsidiaries	22	57
Net cash provided by (used in) investing activities	(5,089)	(1,197)
Cash Flow from Financing Activities:
Payments on long-term debt and capital lease obligations	(2,052)	(990)
Proceeds from:
Issuance of debt	4,082	—
Sale-leaseback transactions	1,496	853
Funds transferred to affiliates, net	43	94
Other	—	—
Net cash provided by (used in) financing activities	3,569	(43)
Net increase in cash	238	224
Cash at beginning of period	474	280
Cash at end of period	$712	$504
The accompanying notes are an integral part of these financial statements.

AMERICAN AIRLINES, INC,
DEBTOR AND DEBTOR IN POSSESSION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Chapter 11 Reorganization
Overview
On November 29, 2011 (the Petition Date), AMR Corporation (AMR), its principal subsidiary, American Airlines, Inc. (American or the Company) and certain of AMR’s other direct and indirect domestic subsidiaries (collectively, the Debtors) filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code), in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). The Chapter 11 Cases are being jointly administered under the caption “In re AMR Corporation, et al., Case No. 11-15463-SHL.”
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
While operating as debtors in possession under Chapter 11 of the Bankruptcy Code, the Debtors may sell or otherwise dispose of or liquidate assets or settle liabilities, subject to the approval of the Bankruptcy Court or otherwise as permitted in the ordinary course of business. On April 15, 2013, the Company and other Debtors filed with the Bankruptcy Court a proposed Plan of Reorganization (as amended , the Plan) and related Disclosure Statement (herein so called). The Plan contains provisions for the treatment of equity interests in, and prepetition claims against, AMR and the other Debtors. The Plan also contemplates a business combination (referred to herein as the Merger) of AMR and US Airways Group, Inc. (US Airways Group). See below, "Filing of Plan of Reorganization, Disclosure Statement and Form S-4", and Note 12 to the Condensed Consolidated Financial Statements for further information. The Plan was accepted by the Debtors' stakeholders and by the requisite majorities of empowered stakeholders under the Bankruptcy Code. See below for further information on the Plan. The Plan and Disclosure Statement and the information contained therein are not incorporated in this Form 10-Q.
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
Notwithstanding any indications of value that may be contained in the Plan, no assurance can be given as to the value that ultimately may be ascribed to the Debtors' various prepetition liabilities and other securities. The Company cannot predict what the ultimate value of any of its securities may be.
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

Appointment of Creditors’ Committee. On December 5, 2011, the U.S. Trustee appointed the Official Committee of Unsecured
Creditors(Creditors' Committee) for the Chapter 11 Cases.
Retirement and Life Insurance Benefits. See Note 8 to the Condensed Consolidated Financial Statements for information regarding modifications to retirement and life insurance benefits.

Rejection of Executory Contracts. Under section 365 and other relevant sections of the Bankruptcy Code, the Debtors may assume, assume and assign, or reject certain executory contracts and unexpired leases, including, without limitation, agreements relating to aircraft and aircraft engines (collectively, Aircraft Property) and leases of real property, subject to the approval of the Bankruptcy Court and certain other conditions. As of September 30, 2013, the Bankruptcy Court had entered orders granting the Debtors' motions to assume 554, assume and assign one, terminate one, and reject 12 unexpired leases of non-residential real property and had entered various orders extending, by the Debtors' agreement with certain landlords, the date by which the Debtors must assume or reject an additional three unexpired leases of non-residential real property. With respect to certain agreements between American and the City of Chicago, American and the City of Chicago entered into a stipulated order, which provided for the assumption of such agreements as of the effective date of the Plan. The stipulated order also provides that if the effective date of the Plan has not occurred by January 31, 2014, the parties are free to extend such deadline with the approval of the Bankruptcy Court or to renegotiate the terms of the order assuming such agreements.
On April 3, 2013, the Bankruptcy Court entered an order approving a stipulation providing that, among other things, (i) the 1990 and 1994 series of special facility revenue bonds that financed certain improvements at John F. Kennedy International Airport (JFK) will be treated as general unsecured claims, (ii) the Debtors may continue to use any premises and improvements at JFK or LaGuardia Airport financed by the 1990 or 1994 series of special facility revenue bonds, (iii) the Debtors will assume the leases at JFK that currently relate to the 2002 and 2005 series of special facility revenue bonds, and (iv) the Debtors' use of premises at JFK will continue to be governed by those leases as well as any other leases that may apply (including leases with the Port Authority of New York and New Jersey). See "Reorganization Items, net" for further information.
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
Any description of an executory contract or unexpired lease elsewhere in these Notes or in the report to which these Notes are attached, including, where applicable, the Debtors’ express termination rights or a quantification of their obligations, must be read in conjunction with, and is qualified by, any rights the Debtors or counterparties have under section 365 of the Bankruptcy Code.
The Debtors expect that liabilities subject to compromise and resolution in the Chapter 11 Cases will arise in the future as a result of damage claims created by the Debtors’ rejection of various executory contracts and unexpired leases. Due to the uncertain nature of many of the potential rejection claims, the magnitude of such claims is not reasonably estimable at this time. Such claims may be material (see “Liabilities Subject to Compromise” below).
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
The 60-day period under section 1110 in the Chapter 11 Cases expired on January 27, 2012. In accordance with the Bankruptcy Court’s Order Authorizing the Debtors to (i) Enter into Agreements Under Section 1110(a) of the Bankruptcy Code, (ii) Enter into Stipulations to Extend the Time to Comply with Section 1110 of the Bankruptcy Code and (iii) File Redacted Section 1110(b) Stipulations, dated December 23, 2011, the Debtors have entered into agreements to extend the automatic stay or agreed to perform and cure defaults under financing agreements with respect to certain aircraft in their fleet and other Aircraft Property. The Debtors have entered into definitive documentation with respect to substantially all of the aircraft for which the Debtors expect to negotiate revised terms.
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
As of October 10, 2013, approximately 13,500 claims totaling about $291 billion have been filed with the Bankruptcy Court against the Debtors. Of those claims, approximately 360 claims aggregating approximately $58 million were filed after the Bar Date. We expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We intend to dispute the claims filed after the Bar Date as not having been filed timely and in accordance with the Bankruptcy Code. We have identified, and we expect to continue to identify, many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, are without merit, are overstated or for other reasons. As of October 10, 2013, the Bankruptcy Court has disallowed approximately $119 billion of claims and has not yet ruled on our other objections to claims, the disputed portions of which aggregate to an additional $663 million. We expect to continue to file objections in the future. Because the process of analyzing and objecting to claims is ongoing, the amount of disallowed claims may increase significantly in the future. The Debtors have recorded amounts for claims for which there was sufficient information to estimate the claim.
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
In addition, American's pilots, flight attendants, and ground employee unions and the US Airways, Inc. (US Airways) pilots union have agreed to new terms for CBAs, effective upon the closing of the proposed Merger with US Airways Group (see Note 12 to the Condensed Consolidated Financial Statements for further information regarding the Merger). Separately, US Airways entered into a new CBA with the Association of Flight Attendants-CWA (the AFA) that includes support for the Merger. American's unions representing pilots and flight attendants are working with their counterparts at US Airways to determine representation and single agreement protocols to be used to integrate the pilots and flight attendants workforces after the Merger. The TWU reached agreement with its counterpart at US Airways (the International Association of Machinists and Aerospace Workers (IAM)) to jointly represent three groups of ground employees (Mechanic and Related, Fleet Service and Stores) following the Merger (subject to certification by the National Mediation Board), and on a process for integrating these workgroups, and one other, following the Merger.
Filing of Plan of Reorganization, Disclosure Statement and Form S-4. On April 15, 2013, the Company and other Debtors initially filed with the Bankruptcy Court the Plan and Disclosure Statement, which contemplate that AMR will emerge from Chapter 11 and AMR and AMR Merger Sub, Inc. will engage in the Merger (as further described in Note 12 to the Condensed Consolidated Financial Statements). The Plan addresses various subjects with respect to the Debtors, including the resolution of pre-petition obligations as well as the capital structure and corporate governance after exit from the Chapter 11 Cases. The Plan further provides that, upon the effectiveness of the Plan and the Merger, which are anticipated to occur contemporaneously, all shares of existing AMR common stock and other equity interests in AMR will be canceled and any rights with respect thereto will cease to exist, subject to the right to receive distributions pursuant to the Plan.
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
The Plan contains provisions related to the treatment of prepetition unsecured claims against the Debtors and equity interests in AMR as described in the Plan and Disclosure Statement and in Note 12 to the Condensed Consolidated Financial Statements under "Description of Plan of Reorganization."
On April 15, 2013, AMR filed a Form S-4 registration statement (the Form S-4 Registration Statement) with the SEC to register the shares of common stock of AMR, which following the Merger will be renamed American Airlines Group Inc. (herein, the AAG Common Stock), to be issued to stockholders of US Airways Group, Inc. (US Airways Group) as consideration in the Merger in exchange for their US Airways Group common stock. The SEC declared the Form S-4 Registration Statement, as amended, effective on June 10, 2013. The stockholders of US Airways Group voted to approve the Merger on July 12, 2013. The AAG Common Stock cannot be issued to US Airways Group stockholders until the Plan and Merger are consummated.
On June 7, 2013, the Bankruptcy Court entered the order approving the Disclosure Statement and authorized the Debtors to begin soliciting votes on the Plan from creditors and stockholders. On July 19, 2013, the Company and the other Debtors filed with the Bankruptcy Court the “Plan Supplement”, which contains certain documents that are part of the Plan. On August 1, 2013, the Plan was accepted by each class of creditors and AMR equity interest holders entitled to vote on the Plan.
A hearing was held on August 15, 2013, to consider confirmation of the Plan. The Bankruptcy Court deferred ruling on Plan confirmation and requested briefs from the Debtors and other interested parties regarding the impact of the lawsuit filed by the United States Department of Justice (DOJ) and certain states against AMR and US Airways Group in the United States District Court for the District of Columbia, Case 1:13-cv-01236 (the DOJ Action) (see Note 12 to the Consolidated Condensed Financial Statements) on confirmation standards and the appropriateness of ruling on confirmation before the DOJ Action (which seeks to enjoin the Merger) is resolved. On September 12, 2013, the Bankruptcy Court stated that it would enter an order (the Confirmation Order) confirming the Plan. A proposed Confirmation Order has been submitted to the Bankruptcy Court and it is anticipated that the Confirmation Order will be entered prior to the resolution of the DOJ Action. When the Confirmation Order is entered, the effective date of the Plan and implementation of the Plan will remain subject to certain conditions precedent, including satisfactory resolution of the DOJ Action. Although the Bankruptcy Court has stated it will enter the Confirmation Order, the ultimate resolution of the DOJ Action and its impact on the Company and the Merger are uncertain, and accordingly, it cannot be predicted at this time whether or not the Plan will become effective and the Merger will occur.
In the event that a settlement is reached in the DOJ Action, AMR would be required to seek the Bankruptcy Court's approval of such settlement, which may involve a determination of whether any additional notice or re-solicitation of previous acceptances or rejections of the Plan are necessary.
There can be no assurance that the Plan will be implemented successfully.
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
On April 11, 2013, the Bankruptcy Court issued a Revised Final Order Establishing Notification Procedures for Substantial Claimholders and Equity Security Holders and Approving Restrictions on Certain Transfers of Interests in the Debtors' Estates (the Revised Order), which restricts trading in AMR's common stock and establishes certain procedures and potential restrictions with respect to the transfer of claims (the Revised Procedures). The order is intended to prevent, or otherwise institute procedures and notification requirements with respect to, certain transfers of AMR common stock and unsecured claims against the Debtors that could impair the ability of the Debtors to use their net operating loss carryovers and certain other tax attributes on a reorganized basis.
In accordance with the Revised Procedures, an initial date was established by which holders of unsecured claims (or in certain cases, group of holders) that beneficially owned in excess of a threshold amount as of May 24, 2013 were required to file a Notice of Substantial Claim Ownership. The reporting deadline was May 31, 2013, and the threshold amount was $190 million of unsecured claims or such lesser amount as set forth in the proposed Disclosure Statement. The Disclosure Statement established in accordance with the Revised Procedures a second (final) date by which holders of unsecured claims (or in certain cases, group of holders) that beneficially owned in excess of a threshold amount as of July 1, 2013 were required to file a Notice of Substantial Claim

Ownership (regardless of whether such holder(s) filed a Notice as of the first reporting deadline). The final reporting deadline was July 8, 2013. The threshold amount was $190 million of unsecured claims or such lesser amount as set forth in the approved Disclosure Statement, namely such lesser amount which, when added to certain specified interests, including stock, in AMR or US Airways Group, would result in such holder holding the “Applicable Percentage,” generally 4.5 percent, of the reorganized Debtors. In connection with the filing of a Notice of Substantial Claim Ownership, a holder was required to indicate if it agreed to refrain from acquiring additional AMR and US Airways Group common stock and such other specified interests until after the effective date of the Debtors' Chapter 11 plan of reorganization, and to dispose of any such interests acquired since February 22, 2013 if directed to do so pursuant to the Revised Order. Based, in part, on the Notices of Substantial Claim Ownership received, the Debtors evaluated whether it will be necessary for them to seek an order in accordance with the “sell-down” procedures of the Revised Order, potentially requiring any “Substantial Claimholder” to sell down a portion of its unsecured claims to reasonably ensure that the requirements of section 382(l)(5) will be satisfied. No such order has been sought.
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
Liabilities Subject to Compromise
The following table summarizes the components of liabilities subject to compromise included on the Condensed Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013	December 31, 2012
Long-term debt	$289	$358
Estimated allowed claims on aircraft lease and debt obligations and facility lease and bond obligations	4,020	3,716
Pension and postretirement benefits	1,201	1,250
Accounts payable and other accrued liabilities	350	370
Other	—	—
Total liabilities subject to compromise	$5,860	$5,694
Long-term debt, including undersecured debt, classified as subject to compromise as of September 30, 2013 and December 31, 2012 consisted of (in millions):

	September 30, 2013	December 31, 2012
Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00% - 10.00% at September 30, 2013)	$103	$172
6.00%—8.50% special facility revenue bonds due through 2036	186	186
	$289	$358
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
Reorganization Items, net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Pension and postretirement benefits	$—	$(66)	$—	$(66)
Aircraft and facility financing renegotiations and rejections(1)(2)(3)	66	133	285	1,648
Professional fees	48	51	126	168
Other	37	10	23	10
Total reorganization items, net	$151	$128	$434	$1,760

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

(2)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors record an estimated claim associated with the treatment of claims with respect to facility agreements when the applicable motion is filed with the Bankruptcy Court and the Debtors believe that it is probable that the motion will be approved, and there is sufficient information to estimate the claim. See above, “Rejection of Executory Contracts,” for further information.

(3)
Pursuant to the Description of Plan of Reorganization, as defined and further described in Note 12 to the Condensed Consolidated Financial Statements, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, during the first nine months of 2013, the Company recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $170 million and allowed general unsecured claims related to the 1990 and 1994 series of special facility revenue bonds that financed certain improvements at JFK, which is included in the table above.

Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of September 30, 2013.
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
Certain of our non-U.S. subsidiaries are not part of the Chapter 11 Cases. Since these non-US subsidiaries do not have significant transactions, we do not separately disclose the condensed combined financial statements of such non-U.S. subsidiaries in accordance with the requirements of reorganization accounting.
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
The accompanying Condensed Consolidated Financial Statements do not purport to reflect or provide for the consequences of the Chapter 11 Cases, other than as set forth under “liabilities subject to compromise” on the accompanying Condensed Consolidated Balance Sheet and “income (loss) before reorganization items” and “reorganization items, net” on the accompanying Consolidated Statement of Operations (see Note 1 to the Condensed Consolidated Financial Statements for further information). In particular, the financial statements do not purport to show (1) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (2) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; or (3) as to operations, the effect of any changes that may be made to the Debtors’ business, including, without limitation, as a result of the Merger.

3. Commitments, Contingencies and Guarantees
American had total aircraft acquisition commitments as of September 30, 2013 as follows:

		Remainder of 2013	2014	2015	2016	2017	2018 and Beyond	Total
Boeing
737 Family	Purchase	5	20	—	—	—	—	25
	Lease	—	—	20	20	20	—	60
737 MAX	Purchase	—	—	—	—	3	97	100
	Lease	—	—	—	—	—	—	—
777-300 ER	Purchase	1	6	2	2	—	—	11
	Lease	—	—	—	—	—	—	—
787 Family	Purchase	—	2	11	13	9	7	42
	Lease	—	—	—	—	—	—	—
Airbus
A320 Family	Purchase	—	—	—	—	—	—	—
	Lease	10	35	30	25	20	—	120
A320 Neo	Purchase	—	—	—	—	10	120	130
	Lease	—	—	—	—	—	—	—
Total	Purchase	6	28	13	15	22	224	308
	Lease	10	35	50	45	40	—	180

As of September 30, 2013, payments for the above purchase commitments and certain engines, and future lease payments for all leased aircraft, in each case, subject to assumption of certain of the related agreements, are presented in the table below (in millions):

	Remainder of 2013	2014	2015	2016	2017	2018 and Beyond	Total
Payments for above purchase commitments and certain engines (1)	$371	$1,937	$1,652	$2,008	$2,038	$12,298	$20,304
Future lease payments for all leased aircraft (including aircraft not yet delivered)	$237	$1,018	$1,228	$1,447	$1,673	$12,385	$17,988

(1)
These amounts are net of purchase deposits currently held by the manufacturers. American has granted Boeing a security interest in American’s purchase deposits with Boeing. The Company’s purchase deposits totaled $709 million as of September 30, 2013.

Capacity Purchase Agreements with Third-Party Regional Airlines
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
On January 23, 2013, American entered into a 12-year capacity purchase agreement with Republic Airlines Inc. (Republic), a subsidiary of Republic Airways Holdings, to provide large regional jet flying. Through the agreement, Republic will acquire 47 Embraer E-175 aircraft featuring a two-class cabin with 12 first class seats and 64 seats in the main cabin. The aircraft, which will fly under the American Eagle® brand, began phasing into operation at approximately two to three aircraft per month beginning in August 2013. All 47 aircraft are expected to be in operation by the first quarter of 2015.
As of September 30, 2013, American's minimum fixed obligations under its capacity purchase agreements with third-party regional airlines were as follows (approximately, in millions):

	Remainder of 2013	2014	2015	2016	2017	2018 and Beyond	Total
Minimum fixed obligations under its capacity purchase agreements with third-party regional airlines (1)	$67	$521	$670	$676	$520	$4,360	$6,814

(1)
These obligations contemplate minimum levels of flying by the third-party airlines under the respective agreements and also reflect assumptions regarding certain costs associated with the minimum levels of flying such as the cost of fuel, insurance, catering, property tax and landing fees. Accordingly, actual payments under these agreements could differ materially from the minimum fixed obligations set forth above.

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
4. Depreciation and Amortization
Accumulated depreciation of owned equipment and property at September 30, 2013 and December 31, 2012 was $10.6 billion and $10.4 billion, respectively. Accumulated amortization of equipment and property under capital leases at September 30, 2013 and December 31, 2012 was $242 million and $205 million, respectively.
5. Income Taxes
The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The Company’s deferred tax asset valuation allowance decreased from $5.1 billion as of December 31, 2012 to $5.0 billion as of September 30, 2013, including the impact of comprehensive income for the nine months ended September 30, 2013 and changes from other adjustments. These other adjustments include the realization of an income tax expense credit of approximately $30 million recorded for the nine months ended September 30, 2013 by the Company as a result of passage of the American Taxpayer Relief Act of 2012. There was no amount of adjustment recorded by the Company during the nine months ended September 30, 2012.
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
6. Indebtedness and Leases
Long-term debt classified as not subject to compromise consisted of (in millions):

	September 30, 2013	December 31, 2012
Secured variable and fixed rate indebtedness due through 2023 (effective rates from 1.00%-10.50% at September 30, 2013)	$2,625	$3,297
Enhanced equipment trust certificates (EETC) due through 2025 (rates from 4.00%-7.00% at September 30, 2013)	2,747	1,741
6.00%-8.50% special facility revenue bonds due through 2031	1,288	1,313
7.50% senior secured notes due 2016	1,000	1,000
Senior secured credit facility due 2019 (rate of 4.75% at September 30, 2013)	1,886	—
AAdvantage Miles advance purchase (net of discount of $43 million) (effective rate 8.3%)	652	772
Other	28	27
	10,226	8,150
Less current maturities	1,335	1,388
Long-term debt, less current maturities	$8,891	$6,762
The financings listed in the table above are considered not subject to compromise. For information regarding the liabilities subject to compromise, see Note 1 to the Condensed Consolidated Financial Statements.
The Company’s future long-term debt and operating lease payments have changed as its ordered aircraft are delivered and such deliveries have been financed. As of September 30, 2013, maturities of long-term debt (including sinking fund requirements) for the next five years are (in millions):

	Remainder of 2013	2014	2015	2016	2017	Total
Principal Not Subject to Compromise	$568	$887	$814	$1,728	$528	$4,525
Principal Subject to Compromise	82	147	—	—	—	229
Total Principal Amount	$650	$1,034	$814	$1,728	$528	$4,754
Principal Not Subject to Compromise and Subject to Compromise includes payments not made due to the Chapter 11 Cases of $451 million and $74 million, respectively.
Future minimum lease payments required under aircraft and facility operating leases that have initial or remaining non-cancelable lease terms in excess of a year as of September 30, 2013, were (in millions):

	Remainder of 2013	2014	2015	2016	2017	2018 and Beyond	Total
Future minimum lease payments	$324	$1,212	$1,139	$1,053	$998	$6,250	$10,976
As of September 30, 2013, $95 million and $307 million are included on the accompanying balance sheet in Liabilities Subject to Compromise and Accrued liabilities and other liabilities and deferred credits, respectively, relating to rent expense being recorded in advance of future operating lease payments.

As of September 30, 2013, AMR had issued guarantees covering approximately $1.5 billion of American’s tax-exempt bond debt (and interest thereon) and $5.2 billion of American’s secured debt (and interest thereon). American had issued guarantees covering approximately $842 million of AMR’s unsecured debt (and interest thereon).
Financing Transactions
On March 12, 2013, American closed its private offering of two tranches of enhanced equipment trust certificates (the Series 2013-1A/B EETCs) in the aggregate face amount of $664 million. The Series 2013-1A/B EETCs are comprised of a senior tranche of Class A Certificates with an interest rate of 4.00% per annum and a final expected distribution date of July 15, 2025, and a junior tranche of Class B Certificates with an interest rate of 5.625% per annum and a final expected distribution date of January 15, 2021. The Series 2013-1A/B EETCs represent an interest in the assets of two separate pass through trusts, each of which hold equipment notes issued by American. Interest on the issued and outstanding equipment notes will be payable semiannually on January 15 and July 15 of each year, commencing on July 15, 2013, and principal on such equipment notes is scheduled for payment on January 15 and July 15 of certain years, commencing on January 15, 2014. As of September 30, 2013, the equipment notes are secured by eight currently owned Boeing 737-823 aircraft, one currently owned Boeing 777-223ER aircraft, and four currently owned Boeing 777-323ER aircraft. The certificates were offered in the U.S. to qualified institutional buyers, as defined in, and in reliance on, Rule 144A under the Securities Act of 1933, as amended (the Securities Act).
On June 5, 2013, American closed its private offering of Class C enhanced equipment trust certificates (the Series 2013-1C EETCs) in the aggregate face amount of $120 million. The Series 2013-1C EETCs rank junior to the Series 2013-1A/B EETCs. The Series 2013-1C EETCs were issued with an interest rate of 6.125% per annum and a final expected distribution date of July 15, 2018. The 2013-1C EETCs represent an interest in the assets of a separate pass through trust, which will hold certain equipment notes issued by American. The Series 2013-1C EETCs are secured by the same aircraft securing the Series 2013-1A/B EETCs. The certificates were offered in the U.S. to qualified institutional buyers, as defined in, and in reliance on, Rule 144A under the Securities Act.
On June 27, 2013, American Airlines and AMR Corporation entered into a Credit and Guaranty Agreement (the Credit Agreement) with certain lenders. The Credit Agreement, as amended in August 2013, provides for a $1.9 billion term loan facility (the Term Loan Facility) and a $1.0 billion revolving credit facility (the Revolving Facility and, together with the Term Loan Facility, the Credit Facilities). As of September 30, 2013, American had borrowed $1.9 billion under the Term Loan Facility. The Credit Facilities are secured obligations of American and guaranteed by AMR. The Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder in an aggregate amount outstanding at any time of up to $1.0 billion. As of September 30, 2013, there were no borrowings outstanding under the Revolving Facility.
Upon consummation of the Merger, US Airways Group and US Airways will be required to join the Credit Facilities as guarantors. Following the joinder, certain minimum dollar-thresholds under the negative and financial covenants in the Credit Facilities automatically will be increased.
Except under certain circumstances, American may not make drawings under the Revolving Facility until the date (the Plan Effective Date) on which certain conditions set forth in the Credit Agreement have been satisfied and the effective date has occurred under (i) a Chapter 11 plan of reorganization that does not differ from the plan of reorganization filed with the Bankruptcy Court on April 15, 2013 in any manner adverse to the lenders without consent (the Approved Plan of Reorganization) or (ii) an alternative plan of reorganization that satisfies certain financial metrics set forth in the Credit Agreement (an Alternative Plan).
The Term Loan Facility and Revolving Facility mature on June 27, 2019 and June 27, 2018, respectively, unless otherwise extended by the applicable parties, except that if the Plan Effective Date has not occurred on or before June 27, 2014 under the Approved Plan of Reorganization or an Alternative Plan, then the Term Loan Facility and Revolving Facility mature on June 27, 2014, and if the effective date under a Chapter 11 plan of reorganization occurs under a plan of reorganization that is neither the Approved Plan of Reorganization nor an Alternative Plan, then the Term Loan Facility and Revolving Facility mature on such date. As a result of the DOJ Action, it is uncertain whether the Plan Effective Date will occur in compliance with such conditions, and therefore it cannot be predicted at this time whether or not the Term Loan Facility and the Revolving Facility will mature early on June 27, 2014.
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

The Credit Facilities bear interest at an index rate plus an applicable index margin or, at American's option, LIBOR (subject to a floor of 1.00%, with respect to the Term Loan) plus an applicable LIBOR margin. The applicable LIBOR margins are 3.75% and 3.50% for borrowings under the Term Loan Facility and the Revolving Facility, respectively. Subject to certain limitations and exceptions, the Credit Facilities are secured by certain route authorities, slots and foreign gate leaseholds utilized by American in providing scheduled air carrier service between the United States and South American countries, specifically Argentina, Bolivia, Brazil, Chile, Columbia, Ecuador, Paraguay, Peru, Uruguay and Venezuela.
The Credit Facilities contain events of default customary for similar financings, including cross-acceleration to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the Credit Facilities may be accelerated and become due and payable immediately. The Credit Facilities also include affirmative, negative, and financial covenants that, among other things, limit the ability of AMR and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions. In addition, AMR must maintain a minimum aggregate liquidity (as defined in the Credit Agreement) of $1.5 billion prior to the Merger and $2.0 billion following the Merger.
In June 2013, American also remarketed approximately $216 million of Tulsa Municipal Airport Revenue Refunding Bonds Trust Series 2000B, 2001A, and 2001B due June 1, 2035 (Series 2000B) and December 1, 2035 (Series 2001 A&B).
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
The Bankruptcy Court approved the motion on January 17, 2013 and entered an order (the EETC Order) to such effect on February 1, 2013. The trustees for the Existing Financings appealed the EETC Order and judgments rendered in certain related adversary proceedings. The appeals (the Appeals) were briefed and oral argument before the United States Court of Appeals for the Second Circuit (the Second Circuit) was heard on June 20, 2013. On September 12, 2013, the Second Circuit fully affirmed the Company's right to repay the Existing Financings without the payment of any make-whole amount or other premium or prepayment penalty. On September 26, 2013, the trustees for the Existing Financings filed a petition for an en banc rehearing of the Appeals by the Second Circuit. The Second Circuit has not yet ruled on such request for rehearing. If the Second Circuit ultimately denies such request for rehearing, the trustees for the Existing Financings may attempt to continue the Appeals by petitioning for certiorari to the Supreme Court. American intends to continue to assert vigorously its rights to repay the Existing Financings without the payment of any make-whole amounts or other premium or prepayment penalty.
On July 31, 2013, the Company closed its private offering of the Refinancing EETC (the Series 2013-2A EETC) in the aggregate face amount of $1.4 billion with an interest rate of 4.95% per annum and a final expected distribution date of January 15, 2023. In September 2013, American repaid the Existing Financings, including securities tendered to the Company under a tender offer for the Existing Financings that commenced on June 27, 2013, and received the proceeds from the Series 2013-2A EETC. In conjunction with the repayment of the Existing Financings, the Company incurred cash charges for penalty interest of $19 million, included in interest expense, and a charge of $54 million, included in Miscellaneous, net, of which $21 million is cash, related to the premium on tender for the Existing Financings, and $33 million is non-cash, related to the write-off of unamortized issuance costs. The 2013-2A EETC represents an interest in the assets of a separate pass through trust, which will hold certain equipment notes issued by American. The Series 2013-2A EETC is secured by the same aircraft previously used to secure the Existing Financings. The certificates were offered in the U.S. to qualified institutional buyers, as defined in, and in reliance on, Rule 144A under the Securities Act.
On October 2, 2013, the Company filed a motion with the Bankruptcy Court requesting entry of an order authorizing American to obtain postpetition financing in an amount of up to $785 million to be under up to two additional subordinate tranches to EETCs secured on a first priority basis by the same aircraft securing the equipment notes issued by the Company in connection with the Series 2013-2A EETC.

Sale-leaseback Arrangements
American has arranged sale-leaseback financings with certain leasing companies for 25 Boeing 737-800 aircraft scheduled to be delivered from October 2013 through 2014. The financings of each aircraft under these arrangements are subject to certain terms and conditions. In addition, in some instances, they are also subject to collaboration with the Creditors' Committee and other key stakeholders and to the approval of the Bankruptcy Court.
During the third quarter, American financed nine Boeing 737-800 aircraft under sale-leaseback arrangements, which are accounted for as operating leases. These sale-leaseback transactions resulted in gains which are being amortized over the respective remaining lease terms.
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
1.5x Collateral valuation to
amount of debt outstanding
(67% LTV); failure to meet
collateral test results in
American paying 2% additional
interest until the ratio is at least
1.5x; additional collateral can be
posted, or debt repaid, to meet this test
				1.6x Collateral valuation to amount of debt outstanding (62.5% LTV); if collateral test is not met, American must post additional collateral and/or repay debt until the test is met
LTV as of Last Measurement Date	56.6%		38.7%	33.5%
Collateral Description	Aircraft Type	# of Aircraft
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
At September 30, 2013, the Company was in compliance with the most recently completed collateral coverage tests for the Senior Secured Notes and the Credit Facilities. As of September 30, 2013, American had $41 million of cash collateral posted with respect to the 10.5% Notes, which matured in 2012. The Company has not satisfied the debt with respect to the 10.5% Notes due to the ongoing Chapter 11 Cases.
Other
Almost all of the Company’s aircraft assets (including aircraft and aircraft-related assets eligible for the benefits of section 1110 of the Bankruptcy Code) are encumbered, and the Company has a very limited quantity of assets which could be used as collateral in financing.
The Chapter 11 Cases triggered defaults on substantially all debt and lease obligations of the Debtors. However, under section 362 of the Bankruptcy Code, the commencement of the Chapter 11 Cases automatically stayed most creditor actions against the Debtors’ estates.

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
7. Fair Value Measurements
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. The Company’s fuel derivative contracts, which consist primarily of collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option), are valued using energy and commodity market data which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities. Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2013.
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2013
Description	Total	Level 1	Level 2	Level 3
Short-term investments (1)(2)
Money market funds	$543	$543	$—	$—
Government agency investments	1,136	—	1,136	—
Repurchase investments	209	—	209	—
Corporate obligations	3,448	—	3,448	—
Bank notes / Certificates of deposit / Time deposits	707	—	707	—
	6,043	543	5,500	—
Restricted cash and short-term investments (1)	935	879	56	—
Fuel derivative contracts, net (1)	58	—	58	—
Total	$7,036	$1,422	$5,614	$—

(1)
Unrealized gains or losses on short-term investments, restricted cash and short-term investments and derivatives qualifying for hedge accounting are recorded in Accumulated other comprehensive income (loss) at each measurement date.

(2)
The Company’s short-term investments mature in one year or less except for $450 million of Bank notes, $635 million of U.S. Government obligations and $1.6 billion of Corporate obligations which have maturity dates exceeding one year.

A $56 million Level 1 restricted money market security was liquidated in August 2013. The cash proceeds were subsequently reinvested in a Level 2 U.S. Treasury Obligation. The Company’s policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.
As of September 30, 2013, the Company had no exposure to European sovereign debt.
The fair values of the Company’s long-term debt classified as Level 2 were estimated using quoted market prices or discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. All of the Company’s long-term debt not classified as subject to compromise is classified as Level 2.

The carrying value and estimated fair values of the Company’s long-term debt, including current maturities, not classified as subject to compromise, were (in millions):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$2,625	$2,570	$3,297	$3,143
Enhanced equipment trust certificates	2,747	2,725	1,741	1,811
6.0%—8.5% special facility revenue bonds	1,288	1,368	1,313	1,308
7.50% senior secured notes	1,000	1,190	1,000	1,074
Senior secured credit facility due 2019 (rate of 4.75% at September 30, 2013)	1,886	1,872	—	—
AAdvantage Miles advance purchase	652	658	772	779
Other	28	28	27	27
	$10,226	$10,411	$8,150	$8,142
The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, classified as subject to compromise, were (in millions):

	September 30, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Secured variable and fixed rate indebtedness	$103	$107	$172	$154
6.0%—8.5% special facility revenue bonds	186	176	186	186
	$289	$283	$358	$340
All of the Company’s long-term debt classified as subject to compromise is classified as Level 2.

8. Retirement Benefits
The following tables provide the components of net periodic benefit cost for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Pension Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$1	$104	$3	$312
Interest cost	164	191	490	573
Expected return on assets	(180)	(166)	(540)	(498)
Amortization of:
Prior service cost	7	3	21	10
Unrecognized net (gain) loss	23	63	69	187
Net periodic benefit cost	$15	$195	$43	$584

	Retiree Medical and Other Benefits
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Components of net periodic benefit cost:
Service cost	$—	$15	$—	$45
Interest cost	13	38	39	114
Expected return on assets	(4)	(4)	(12)	(12)
Amortization of:
Prior service cost	(61)	(7)	(183)	(21)
Unrecognized net (gain) loss	(2)	(2)	(6)	(6)
Net periodic benefit cost	$(54)	$40	$(162)	$120
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, and the Pension Relief Act of 2010. As a result of the Chapter 11 Cases, American contributed $87.6 million to its U.S. defined benefit pension plans during the first nine months of 2013 covering post-petition periods. On October 15, 2013, the Company contributed an additional $16.8 million to its defined benefit pension plans. Prior to emerging from Chapter 11 (see Note 1 to the Condensed Consolidated Financial Statements for further information), AMR and/or its subsidiaries will make all minimum required contributions to each AMR compensation and benefit plan that are required to have been made and were not made prior to emergence. As a result of the Company contributing only the post-petition portion of required contributions, the PBGC filed a lien against certain assets of the Company in 2012.
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

The Pilot B Plan, a defined contribution plan, was terminated on November 30, 2012. As of September 30, 2013, more than 99% of Plan B assets have been distributed and, with the exception of a small residual balance to cover final plan expenses, we expect the remaining funds to be distributed by the end of the fourth quarter of 2013.
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
The following table summarizes the components of the Company’s special charges and the remaining accruals for these charges as of September 30, 2013 (in millions):

	Facility Exit Costs	Employee Charges	Total
Remaining accrual at December 31, 2012	$4	$192	$196
Special charges	6	13	19
Non-cash charges	(3)	—	(3)
Adjustments	(4)	—	(4)
Payments	(3)	(154)	(157)
Remaining accrual at September 30, 2013	$—	$51	$51
Merger Related Expenses
Merger related expenses for the three and nine months ended September 30, 2013 were $13.8 million and $35.4 million, respectively. See Note 12 to the Condensed Consolidated Financial Statements for information on the Merger Agreement.
10. Financial Instruments and Risk Management
As part of the Company’s risk management program, it uses a variety of financial instruments, primarily heating oil, jet fuel, and Brent crude collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option), as cash flow hedges to mitigate commodity price risk. The Company does not hold or issue derivative financial instruments for trading purposes. As of September 30, 2013, the Company had fuel derivative contracts outstanding covering 19 million barrels of jet fuel that will be settled over the next 18 months. A deterioration of the Company’s liquidity position and its ongoing Chapter 11 Cases may negatively affect the Company’s ability to hedge fuel in the future.
The net fair value of the Company’s fuel hedging agreements at September 30, 2013 and December 31, 2012, representing the amount the Company would receive upon termination of the agreements (net of settled contract assets), totaled $51 million and $62 million, respectively. As of September 30, 2013, the Company estimates that during the next twelve months it will reclassify from Accumulated other comprehensive loss into earnings of approximately $9 million in net losses.

The impact of aircraft fuel derivative instruments (all cash flow hedges) on the Company’s Consolidated Statements of Operations is depicted below (in millions):

	Location in Consolidated Statements of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Amount of Gain (Loss) Reclassified from Accumulated OCI into Income (1)	Aircraft fuel	$(11)	$(12)	$(23)	$13
Amount of Gain (Loss) Recognized in Income on Derivative (2)	Aircraft fuel	$36	$2	$25	$(3)
Amount of Gain (Loss) Recognized in Consolidated Statements of Operations (3)	Aircraft fuel	$25	$(10)	$2	$10
(1)    Includes the effective portion of hedge gain (loss)
(2)    Includes the ineffective portion of hedge gain (loss)
(3)    Includes the effective and ineffective portion of hedge gain (loss)
The impact of aircraft fuel derivative instruments (all cash flow hedges) on the Company’s Consolidated Statements of Comprehensive Income is depicted below (in millions):

	Location	Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Amount of (Gain) Loss Reclassified from Accumulated OCI into Income (1)	Reclassification into Earnings	$11	$12	$23	$(13)
Amount of Gain (Loss) Recognized in OCI on Derivative (1)	Change in Fair Value	$23	$86	$(47)	$29
Amount of Gain (Loss) Recognized in Consolidated Statements of Comprehensive Income	Change in fair value	$34	$98	$(24)	$16
(1)    Includes the effective portion of hedge gain (loss)
The Company is party to certain interest rate swap agreements that are accounted for as cash flow hedges. Ineffectiveness for these instruments is required to be measured at each reporting period. The ineffectiveness and fair value associated with all of the Company's interest rate cash flow hedges for all periods presented was not material.
While certain of the Company's fuel derivatives are subject to enforceable master netting agreements with its counterparties, the Company does not offset its fuel derivative assets and liabilities in its Condensed Consolidated Balance Sheets. Certain of these agreements would also allow for the offsetting of fuel derivatives with interest rate derivatives. The impact of aircraft fuel derivative instruments (all cash flow hedges) on the Company's Condensed Consolidated Balance Sheets, and the impact of offsetting aircraft fuel derivative instruments, is depicted below (in millions):

	As of September 30, 2013	As of December 31, 2012
Gross Asset (1)	$58	$65
Gross Liability (2)	—	—
Net Recognized Asset (Liability) in Balance Sheet	$58	$65

Gross Asset (Liability) Offset in Balance Sheet:
Financial Instruments	—	$—
Cash Collateral Received (Posted) (3)	—	—
Net Amount	$58	$65

(1)	Fuel derivative assets are included in Fuel derivative contracts on the accompanying Condensed Consolidated Balance Sheets.

(2)	Fuel derivative liabilities are included in Accrued liabilities on the accompanying Condensed Consolidated Balance Sheets.

(3)	As of September 30, 2013, the Company had posted cash collateral of an immaterial amount.
The Company is also exposed to credit losses in the event of non-performance by counterparties to these financial instruments, and although no assurances can be given, the Company does not expect any of the counterparties to fail to meet their obligations.

The credit exposure related to these financial instruments is represented by the fair value of contracts with a positive fair value at the reporting date, reduced by the effects of master netting agreements. To manage credit risks, the Company selects counterparties based on credit ratings, limits its exposure to a single counterparty under defined guidelines, and monitors the market position of the program and its relative market position with each counterparty. The Company also maintains industry-standard security agreements with a number of its counterparties which may require the Company or the counterparty to post collateral if the value of selected instruments exceeds specified mark-to-market thresholds or upon certain changes in credit ratings. The amount of collateral required to be posted from time to time may be substantial.
11. Accumulated Other Comprehensive Income (Loss)
The following table sets forth the changes in accumulated other comprehensive income (loss) by component (in millions):

	Pension and retiree medical liability	Unrealized gain (loss) on investments	Derivative financial instruments	Income tax benefit (expense)	Total
Balance at December 31, 2012	$(2,322)	$2	$13	$(781)	$(3,088)
Other comprehensive income (loss) before reclassifications	—	(3)	(34)	—	(37)
Amounts reclassified from accumulated other comprehensive income (loss)	(99)	—	23	—	(76)
Net current-period other comprehensive income (loss)	$(99)	$(3)	$(11)	$—	$(113)
Balance at September 30, 2013	$(2,421)	$(1)	$2	$(781)	$(3,201)
Reclassifications out of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 are as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)		Affected line item in the statement where net income (loss) is presented
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Amortization of pension and retiree medical liability:
Prior service cost	$(54)	$(162)	Wages, salaries and benefits
Actuarial loss	21	63	Wages, salaries and benefits

Derivative financial instruments:
Cash flow hedges	11	23	Aircraft fuel

Total reclassifications for the period	$(22)	$(76)
12. Merger Agreement and Plan of Reorganization
Description of Agreement and Plan of Merger
On February 13, 2013, AMR, US Airways Group and AMR Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of AMR (Merger Sub), entered into an Agreement and Plan of Merger (as subsequently amended, the Merger Agreement), providing for the Merger. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into US Airways Group, with US Airways Group surviving as a wholly owned subsidiary of AMR. It is anticipated that immediately following the Merger closing, AMR will change its name to American Airlines Group Inc. (AAG). Following the Merger, AAG will own, directly or indirectly, all of the equity interests of American, US Airways Group and their direct and indirect subsidiaries. The Bankruptcy Court stated that it will enter the Confirmation Order, confirming the Plan, which includes the Merger Agreement and the transactions contemplated thereby, including the Merger.
Subject to the terms and conditions of the Merger Agreement, which was approved by the boards of directors of the respective parties and the stockholders of US Airways Group, upon completion of the Merger, US Airways Group stockholders will receive one share of AAG Common Stock for each share of US Airways Group common stock. The aggregate number of shares of AAG

Common Stock issuable to holders of US Airways Group equity instruments (including stockholders and holders of convertible notes, options, stock appreciation rights and restricted stock units) will represent 28% of the diluted equity of AAG after giving effect to the Plan. The remaining 72% diluted equity ownership of AAG will be distributable, pursuant to the Plan, to the Debtors' stakeholders, labor unions and certain employees. All of the equity interests in AAG will be issued initially solely pursuant to the Merger Agreement or the Plan. Pursuant to the Plan, holders of AMR equity interests are expected to receive a recovery on such interests in the form of a distribution of AAG Common Stock.
On August 13, 2013, the DOJ Action was commenced to enjoin the Merger. The Company and US Airways Group will vigorously contest the proposed matter. The trial is scheduled to commence on November 25, 2013.
Although the Bankruptcy Court has stated that it will enter the Confirmation Order, the ultimate resolution of the DOJ Action and its impact on the Company and the Merger is uncertain, and accordingly, it cannot be predicted at this time whether or not the Plan will become effective or the Merger will occur.
The Merger, in conjunction with the Plan, is intended to qualify, for federal income tax purposes, as a reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended.
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
The Merger Agreement contains certain termination rights, giving the parties the right to terminate the Merger Agreement by the earlier of (A) the later of (i) January 18, 2014 and (ii) the fifteenth (15) day after the United States District Court for the District of Columbia (the District Court) enters an order in the trial in the DOJ Action in favor of American and US Airways, provided that such order is entered on or prior to January 17, 2014, and (B) five (5) days after the District Court enters a final, but appealable, order permanently restraining, enjoining or otherwise prohibiting consummation of the Merger following the trial in the DOJ Action. The Merger Agreement further provides that, upon termination of the Merger Agreement under specified circumstances, (i) AMR may be required to pay US Airways Group a termination fee of $135 million in the event it terminates the agreement to enter into a superior proposal and $195 million if US Airways Group terminates the Merger Agreement in the event of a knowing and deliberate breach of the Merger Agreement by AMR and (ii) US Airways Group may be required to pay AMR a termination fee of $55 million in the event it terminates the agreement to enter into a superior proposal and $195 million if AMR terminates the Merger Agreement in the event of a knowing and deliberate breach of the Merger Agreement by US Airways Group.
Description of Plan of Reorganization
The Plan implements the Merger, incorporates a compromise and settlement of certain intercreditor and intercompany claim issues, and contains the following provisions relating to the treatment of prepetition unsecured claims against the Debtors and equity interests in AMR:

•
all creditors holding general unsecured claims against American that are guaranteed by AMR and general unsecured claims against AMR that are guaranteed by American (Double-Dip Unsecured Claims) will be treated the same under the Plan.

•
all creditors asserting Single-Dip Unsecured Claims will be treated the same regardless of whether the claim is asserted against the AMR Debtors, the American Debtors, or other Debtors. As used herein, “Single-Dip Unsecured Claims” means the general unsecured claims against the Debtors that are not guaranteed by any other Debtor, other than the claims of the Debtors’ labor unions (the Plan also provides for the distribution of shares of AAG Common Stock to certain of the Debtors non-union employees

•
unless they elect treatment as holders of Single-Dip Unsecured Claims, holders of Double-Dip Unsecured Claims will receive their recovery in shares of AAG convertible preferred stock (the AAG Convertible Preferred Stock) with a face amount equal to the allowed amount of their claims, including post-petition interest at the non-default rate;

•
holders of Single-Dip Unsecured Claims, and holders of Double-Dip Unsecured Claims that elect to receive such treatment, will receive a portion of their recovery in shares of AAG Convertible Preferred Stock and a portion in shares of AAG Common Stock;

•
one quarter of the shares of AAG Convertible Preferred Stock will be mandatorily convertible into shares of AAG Common Stock on each of the 30th, 60th, 90th, and 120th day after the Plan Effective Date. In addition, subject to certain limitations, holders of AAG Convertible Preferred Stock may elect to convert up to $250 million of the AAG Convertible Preferred Stock during each 30-day period following the Plan Effective Date. Upon the conversion of the remaining AAG Convertible Preferred Stock on the 120th day after the Plan Effective Date, all AAG Convertible Preferred Stock will have been converted to AAG Common Stock and no AAG Convertible Preferred Stock will then remain outstanding (the conversion price of the AAG Convertible Preferred Stock will vary on each conversion date, based on the volume weighted average price of the shares of AAG Common Stock on the five trading days immediately preceding each conversion date, at a 3.5% discount, subject to a cap and a floor price);

•
holders of existing equity securities in AMR will receive an initial distribution of shares of AAG Common Stock representing 3.5% of the total number of shares of AAG Common Stock (on an as-converted basis) in addition to the potential to receive additional shares of AAG Common Stock on each conversion date if the conversion formula provides holders of unsecured claims with shares having a value equal to the allowed amount of their claims;

•	the satisfaction of certain labor-related claims and the distribution to certain non-management, non-union employees

•
through the allocation of shares of AAG Common Stock representing 23.6% of the total number of shares of AAG Common Stock ultimately distributed to holders of prepetition general unsecured creditors against the Debtors; and

•	the satisfaction in full of all secured, priority, and administrative claims against the Debtors in accordance with the requirements of the Bankruptcy Code.
The distributions made to each of the foregoing stakeholders of the Debtors will be adjusted to take into account any reserves made for disputed claims under the Plan. In addition, as a result of the conversion mechanics of the AAG Convertible Preferred Stock, not all shares of AAG Common Stock to be distributed to the foregoing stakeholders can be distributed on the effective date of the Plan. However, the number of shares of AAG Common Stock issued on the effective date of the Plan on account of the labor claims and the existing equity interests in AMR is intended to be the maximum amount possible consistent with their unconditional entitlement to a fixed number of shares under the distribution scheme contemplated by the Plan.
13. Subsequent Events
In connection with preparation of the condensed consolidated financial statements and in accordance U.S. GAAP, the Company evaluated subsequent events after the balance sheet date of September 30, 2013 and determined that no additional disclosure to that presented in this Form 10-Q was necessary.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Third Quarter Developments
During the third quarter of 2013, the Company achieved several key milestones, including US Airways Group stockholder approval of the adoption of the Merger Agreement, acceptance of the Plan by each class of creditors and AMR equity interest holders entitled to vote on the Plan, merger clearance from the European Commission, and the Bankruptcy Court's indication that it will enter the Confirmation Order, conditionally confirming the Plan. See Note 1 and Note 12 to the Condensed Consolidated Financial Statements for information regarding conditions precedent to the effectiveness of the Plan.
Other third quarter highlights include the following:

•
The Company completed several financing transactions in the third quarter. In August 2013, American amended the Credit Facility to provide total term loan financing of $1.9 billion. In July 2013, American closed its private offering of Series 2013-2A EETC in the aggregate face amount of $1.4 billion. In September 2013, American repaid the Existing Financings and received the proceeds from the Series 2013-2A EETC. See Note 6 to the Condensed Consolidated Financial Statements for further information.

•	American took delivery of 19 new aircraft (ten A319s, eight B737-800s and one B777-300ER), including the first delivery of the A319, which began service in September.

•	American announced the expansion of its partnership with LATAM to increase its network connectivity in Brazil and Colombia, extending its lead in the Latin American market.
Other Recent Events
On August 13, 2013, the Antitrust Division of the DOJ commenced the DOJ Action (see Note 1 and Note 12 to the Condensed Consolidated Financial Statements for further information). The Company and US Airways Group will vigorously contest the matter. The trial is scheduled to begin November 25, 2013.
Financial Highlights
The Company recorded a consolidated net income of $290 million in the third quarter of 2013 compared to a net loss of $257 million in the same period last year. The Company’s consolidated net income reflects $151 million of charges to Reorganization Items, Net.
Consolidated passenger revenue increased by $362 million to $6.0 billion for the third quarter of 2013 compared to the same period last year. Cargo and other revenues increased by $32 million to $797 million for the third quarter of 2013 compared to the same period last year. Mainline passenger unit revenues increased by 4.0 percent in the third quarter of 2013 compared to the same period last year, reflecting a 4.6 percent increase in passenger yield year-over-year and a decrease in load factor of approximately 0.5 points compared to the third quarter of 2012.
Operating expenses decreased $262 million during the third quarter primarily due to lower wages, salaries and benefits costs and a decrease in special charges. Wages, salaries and benefits costs include an accrual of $59 million pursuant to the 2013 profit sharing plan, which is expected to be replaced by alternative compensation upon the effective date of the Merger . The Company's operating expenses for the third quarter also include special items and merger related expenses of $15 million (see Note 9 to the Condensed Consolidated Financial Statements for further information) compared to $211 million of special items in the third quarter of 2012.
Charges to Reorganization Items, Net, of $151 million for the third quarter of 2013 consist primarily of estimated claims associated with restructuring aircraft leases and certain special facility revenue bonds, and professional fees. See Note 1 to the Condensed Consolidated Financial Statements for further information.
In conjunction with the early repayment of the Existing Financings (see Note 6 to the Condensed Consolidated Financial Statements for further information), the Company incurred cash charges of $19 million, included in interest expense, and a charge of $54 million, included in Miscellaneous, net, of which $21 million is cash, related to the premium on tender for the Existing Financings, and $33 million is non-cash, related to the write-off of unamortized issuance costs.

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
Cash, Short-Term Investments and Restricted Assets
At September 30, 2013, the Company had $6.8 billion in unrestricted cash and short-term investments and $935 million in restricted cash and short-term investments, both at fair value, versus $3.9 billion in unrestricted cash and short-term investments and $850 million in restricted cash and short-term investments at December 31, 2012. Restricted amounts relate primarily to collateral held to support projected workers' compensation obligations and funds held for certain tax obligations.
As of September 30, 2013, approximately $701 million of the Company's unrestricted cash and short-term investments balances were held in foreign bank accounts, of which $608 million is held in Venezuela. As is the case for other international companies, the Company's repatriations from Venezuela have been increasingly delayed. Fluctuations in foreign currencies, including devaluations, cannot be predicted by the Company, can significantly affect the value of our assets located outside the United States and could have a material adverse impact on our financial position.
The Company’s unrestricted short-term investment portfolio consists of a variety of what the Company believes are highly liquid, lower risk instruments including money market funds, government agency investments, repurchase agreements, short-term obligations, corporate obligations, bank notes, certificates of deposit and time deposits. AMR’s objectives for its investment portfolio are (1) the safety of principal, (2) liquidity maintenance, (3) yield maximization and (4) the full investment of all available funds. The Company’s risk management policy further emphasizes superior credit quality (primarily based on short-term ratings by nationally recognized statistical rating organizations) in selecting and maintaining investments in its portfolio and enforces limits on the proportion of funds invested with one issuer, one industry or one type of instrument. The Company regularly assesses the market risks of its portfolio, and believes that its established policies and business practices adequately limit those risks. As a result, the Company does not anticipate any material adverse impact from these risks.
Certain of the Company’s debt financing agreements contain loan to value ratio covenants and require the Company to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, the Company may be required to subject additional qualifying collateral (which in some cases may include cash collateral) or, in the alternative, to pay down such financing, in whole or in part, with premium (if any). Two such agreements also include covenants that, among other things, limit the ability of the Company and its subsidiaries to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends. The Merger is not prohibited by such agreements. In addition, under one such agreement, if American fails to maintain certain collateral ratios of 1.5 to 1.0, American must pay additional interest on the related notes (which bear interest at 7.5% per annum) at the rate of 2% per annum until the collateral coverage ratio equals at least 1.5 to 1.0. See Note 6 to the Condensed Consolidated Financial Statements for further information.
Significant Indebtedness and Future Financing
Our indebtedness and our ability to obtain sufficient financing are significant risks to the Company as discussed more fully in the Risk Factors included under Part II, Item 1A, "Risk Factors".
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
The Company currently has financing commitments that, subject to certain conditions, cover all of its scheduled aircraft deliveries through 2016, except 11 Boeing 777-300ER aircraft and 18 Boeing 787 aircraft, which the Company may finance in the future.
In the remainder of 2013, including liabilities subject to compromise, the Company will be contractually required to make approximately $650 million of principal payments on long-term debt and approximately $9 million in principal payments on capital leases, and the Company expects to spend approximately $600 million on capital expenditures, including aircraft commitments.
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
During the first nine months of 2013, American closed its private offerings of four tranches of EETCs in the aggregate face amounts of $664 million (Series 2013-1A/B EETC), $120 million (Series 2013-1C EETC) and $1.4 billion (Series 2013-2A EETC)). In addition, American obtained $2.9 billion in secured credit facilities, comprised of a $1.9 billion term loan, as amended in August 2013, and a $1.0 billion revolving credit facility, which are secured by route authorities, slots and foreign gate leaseholds utilized by American in providing its scheduled air carrier services between the United States and South America. As a result of the DOJ Action, it cannot be predicted at this time whether or not the Term Loan Facility and the Revolving Facility will mature early on June 27, 2014 (See Note 6 of the Condensed Consolidated Financial Statements). In June 2013, American remarketed $216 million of Tulsa Municipal Airport Revenue Refunding Bonds Trust Series 2001A, 2001B, and 2000B due June 1, 2035 (Series 2000B) and December 1, 2035 (Series 2001 A&B). In August 2013, bondholders tendered a portion of the Series 2009-1 Pass Through Certificates, the 2009-2 Senior Secured Notes and the Series 2011-2 Pass Through Certificates (together, the Existing Financings). In September 2013, American repaid the outstanding Existing Financings, and received the proceeds from the 2013-2A EETC. See Note 6 to the Condensed Consolidated Financial Statements for further information.
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
Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to the Company under the applicable agreement and, in the case a reserve is required because of AMR’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of September 30, 2013, the Company was not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require the Company to maintain a reserve, the Company’s liquidity would be negatively impacted.
Pension Funding Obligation
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006 and the Pension Relief Act of 2010. As a result of the Chapter 11 Cases, AMR contributed $87.6 million to its U.S. defined benefit pension plans during the first nine months of 2013 covering post-petition periods. On October 15, 2013, the Company contributed an additional $16.8 million to its defined benefit pension plans. Prior to emerging from Chapter 11 (see Note 1 to the Condensed Consolidated Financial Statements for further information), AMR and/or its subsidiaries will make all minimum required contributions to each AMR compensation and benefit plan that are required to have been made and were not made prior to emergence. As a result of the Company contributing only the post-petition portion of required contributions, the PBGC filed a lien against certain assets of the Company in 2012.
Cash Flow Activity
At September 30, 2013, the Company had $6.8 billion in unrestricted cash and short-term investments, which is an increase of $2.9 billion from the balance as of December 31, 2012. Net cash provided by operating activities in the nine-month period ended September 30, 2013 was $1.8 billion, as compared to $1.5 billion over the same period in 2012. In addition, as described above, the Company obtained a $1.9 billion term loan, which further increased the Company's liquidity position.
The Company made debt and capital lease payments of $2.1 billion and invested $2.4 billion in capital expenditures in the first nine months of 2013. Capital expenditures primarily consisted of new aircraft and certain aircraft modifications.
Due to the current value of the Company’s derivative contracts, some agreements with counterparties require collateral to be deposited by the counterparty or the Company. As of September 30, 2013 and December 31, 2012, the Company had posted cash collateral of an immaterial amount. As a result of movements in fuel prices, the cash collateral amounts held by the Company or the counterparties to such contracts, as the case may be, can vary significantly.
War-Risk Insurance
The U.S. government has agreed to provide commercial war-risk insurance for U.S. based airlines through December 31, 2013, covering losses to employees, passengers, third parties and aircraft. If the U.S. government were to cease providing such insurance in whole or in part, it is likely that the Company could obtain comparable coverage in the commercial market, but the Company would incur substantially higher premiums and more restrictive terms. There can be no assurance that comparable war-risk coverage will be available in the commercial market. If the Company is unable to obtain adequate war-risk coverage at commercially reasonable rates, the Company would be adversely affected.

RESULTS OF OPERATIONS
For the Three Months Ended September 30, 2013 and 2012
REVENUES
The Company’s revenues increased approximately $394 million, or 6.1%, to $6.8 billion in the third quarter of 2013 from the same period last year driven by a stronger yield environment. American’s passenger revenues increased by 7.0 percent, or $344 million, on 2.9 percent higher capacity of 40.1 billion available seat miles (ASMs). American’s passenger load factor decreased 0.5 points while passenger yield increased by 4.6 percent to 15.4 cents. This resulted in an increase in mainline passenger revenue per available seat mile (RASM) of 4.0 percent to 13.1 cents. American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Additional information regarding American’s domestic and international RASM and capacity is presented:

	Three Months Ended September 30, 2013
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	12.8	4.6%	22.9	0.8%
International	13.6	3.1	17.2	5.8
DOT Latin America	14.8	0.5	8.2	11.0
DOT Atlantic	13.4	11.4	6.4	(2.5)
DOT Pacific	10.3	(11.0)	2.6	12.5
In the third quarter of 2013, the airlines providing American with regional feed (Regional Affiliates) included one wholly owned subsidiary, AMR Eagle, and four third-party regional airlines, Chautauqua, ExpressJet, Republic, and SkyWest.
Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, increased $18 million, or 2.5 percent, to $766 million as a result of increased traffic. Regional Affiliates’ traffic increased 2.7 percent to 2.7 billion revenue passenger miles (RPMs), on a capacity increase of 2.7 percent to 3.6 billion ASMs, resulting in a passenger load factor of 76.4 percent.
Cargo revenues increased 4.6 percent, or $7 million, to $163 million primarily as a result of an increase in cargo ton miles.
Other revenues increased 4.0 percent, or $25 million, to $634 million due to the growth of the Company's frequent flyer program.
OPERATING EXPENSES
The Company’s total operating expenses decreased 4.1 percent, or $262 million, to $6.1 billion in the third quarter of 2013 compared to the same period last year. American’s mainline operating expenses per ASM decreased 7.4 percent to 13.4 cents. The decrease in operating expense was largely due to lower wages, salaries and benefits costs and a decrease in special and merger related charges.

Operating Expenses (in millions):	Three Months Ended September 30, 2013	Change from 2012	Percentage Change
Aircraft fuel	$2,220	$40	1.8
Wages, salaries and benefits	1,383	(237)	(14.6)	(a)
Regional payments to AMR Eagle	261	(27)	(9.4)	(b)
Other rentals and landing fees	333	9	2.9
Maintenance, materials and repairs	285	2	0.9
Commissions, booking fees and credit card expense	280	3	1.2
Depreciation and amortization	242	(10)	(4.2)
Aircraft rentals	186	49	35.9	(c)
Food service	154	15	11.0	(d)
Special charges and merger related	15	(196)	(92.9)	(e)
Other operating expenses	774	90	13.1	(f)
Total operating expenses	$6,133	$(262)	(4.1)%

(a)
Wages, salaries and benefits decreased primarily as a result of modifications to pension and other post-employment benefits and reductions in certain works groups during 2012, partially offset by charges related to employee profit-sharing. See Note 8 and Note 9 to the Condensed Consolidated Financial Statements for further information, respectively.

(b)	Regional payments to AMR Eagle decreased primarily due to more flying by third-party regional carriers.

(c)	Aircraft rental expense increased primarily due to new aircraft deliveries in 2013.

(d)	Food service increased primarily as a result of an increase in passengers boarded and enhanced product offerings.

(e)	Special charges decreased primarily as a result of severance related charges incurred in 2012.

(f)	Other operating expenses increased primarily due to increases in outsourced services and volatility in foreign exchange rates.
OTHER INCOME (EXPENSE)
Other income (expense) consists of interest income and expense, capitalized interest and other miscellaneous expenses.
A decrease in short-term investment rates caused a decrease in interest income of $2 million, or 23.6 percent, to $5 million for the third quarter 2013 compared to the same period last year. Interest expense increased $27 million, or 17.3 percent, to $188 million primarily as a result of the post-petition interest expense on unsecured obligations that the debtors agreed to allow pursuant to the Plan.
REORGANIZATION ITEMS, NET
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the three months ended September 30, 2013 and September 30, 2012 (in millions):

	Three Months Ended September 30,
	2013	2012
Pension and postretirement benefits	—	(66)
Aircraft and facility financing renegotiations and rejections (1)(2)	66	133
Professional fees	48	51
Other	37	10
Total reorganization items, net	$151	$128

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

(2)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors record an estimated claim associated with the treatment of claims with respect to facility agreements when the applicable motion is filed with the Bankruptcy Court and the Debtors believe that it is probable that the motion will be approved, and there is sufficient information to estimate the claim. See Note 1 to the Condensed Consolidated Financial Statements, “Rejection of Executory Contracts,” for further information.

Claims related to reorganization items are reflected in liabilities subject to compromise on the Condensed Consolidated Balance Sheet as of September 30, 2013.
INCOME TAX
The Company did not record a net tax provision (benefit) associated with its net earnings or net loss for the three months ended September 30, 2013 or 2012, respectively, due to the Company providing a valuation allowance, as discussed in Note 5 to the Condensed Consolidated Financial Statements.

OPERATING STATISTICS
The following table provides statistical information for American and Regional Affiliates for the three months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	34,078	33,302
Available seat miles (millions)	40,082	38,955
Cargo ton miles (millions)	451	425
Passenger load factor	85.0%	85.5%
Passenger revenue yield per passenger mile (cents)	15.42	14.74
Passenger revenue per available seat mile (cents)	13.11	12.60
Cargo revenue yield per ton mile (cents)	36.12	36.71
Operating expenses per available seat mile, excluding Regional Affiliates (cents)(1)	13.39	14.45
Fuel consumption (gallons, in millions)	643	618
Fuel price per gallon (dollars)	3.03	3.11
Operating aircraft at period-end	642	603
Regional Affiliates
Revenue passenger miles (millions)	2,721	2,649
Available seat miles (millions)	3,562	3,468
Passenger load factor	76.4%	76.4%

(1)	Excludes $766 million and $764 million of expense incurred related to Regional Affiliates in 2013 and 2012, respectively.
Fleet aircraft at September 30, 2013 included:

	Average Seat Capacity	Operating Aircraft						Non-Operating Aircraft
American Airlines Aircraft:		Owned	Capital Leased	Operating Leased	Total	Average Age	In Temporary Storage[1]
Airbus A319	128	—	—	10	10	—	—	—
Boeing 737-800	150	86	—	135	221	6	—	1
Boeing 757-200	182	78	2	24	104	18	11	1
Boeing 767-200 ER	168	4	9	1	14	27	2	—
Boeing 767-300 ER	218	45	—	13	58	19	—	—
Boeing 777-200 ER	247	44	3	—	47	13	—	—
Boeing 777-300 ER	310	4	—	5	9	1	—	—
McDonnell Douglas MD-80	135	111	16	52	179	22	8	13
Total Mainline		372	30	240	642	14	21	15
(1)    Aircraft in temporary storage are included in the count of operating aircraft.

	Average Seat Capacity	Operating Aircraft						Non-Operating Aircraft
AMR Eagle Aircraft:		Owned	Capital Leased	Operating Leased	Total	Average Age	In Temporary Storage[1]
Bombardier CRJ-700	63/65	47	—	—	47	7	—	—
Embraer RJ-135	37	—	—	7	7	13	—	—
Embraer RJ-140	44	59	—	—	59	11	—	—
Embraer RJ-145	50	118	—	—	118	11	—	—
Saab 340B	34	—	—	—	—	—	—	41
Total Regional		224	—	7	231	11	—	41

(1)    Aircraft in temporary storage are included in the count of operating aircraft.
Almost all of the Company’s owned aircraft are encumbered by liens granted in connection with financing transactions entered into by the Company.
The following table summarizes the aircraft contractually obligated to American under capacity purchase agreements with third-party regional airlines at September 30, 2013:

	Carrier
Fleet Type	Chautauqua	ExpressJet	Republic	SkyWest	Total
Bombardier CRJ-200	—	11	—	12	23
Embraer E-175	—	—	4	—	4
Embraer RJ-140	15	—	—	—	15
Total	15	11	4	12	42
Republic began service on August 1, 2013. Of the aircraft listed above, one SkyWest CRJ-200 aircraft was on operational reserve as of September 30, 2013.
See Note 3 to the Condensed Consolidated Financial Statements for additional information on the Company's capacity purchase agreements with third-party regional airlines.
All aircraft, excluding the Saab 340B aircraft and aircraft operated by third-party regional airlines, are owned or leased by American as of September 30, 2013.
See Note 1 to the Condensed Consolidated Financial Statements for information on the Company's activities under section 1110 of the Bankruptcy Code. See Note 3 to the Condensed Consolidated Financial Statements for information on the Company's acquisition commitments, payments and options.
REGIONAL AFFILIATES
The following table summarizes the combined capacity purchase activity for Regional Affiliates for the three months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,
	2013	2012
Revenues:
Regional Affiliates	$767	$748
Other	42	42
	$809	$790
Expenses:
Regional payments	$311	$322
Other incurred expenses	455	442
	$766	$764
In addition, passengers connecting to American's flights from Regional Affiliates' flights generated passenger revenues for American flights of $503 million and $500 million in the three months ended September 30, 2013 and 2012, respectively, which are included in Revenues - Passenger in the consolidated statements of operations.

For the Nine Months Ended September 30, 2013 and 2012
REVENUES
The Company’s revenues increased approximately $438 million, or 2.3 percent, to $19.3 billion in the first nine months of 2013 from the same period last year driven by a stronger yield environment. American’s passenger revenues increased by 3.2 percent, or $452 million, on 0.9 percent higher capacity of 116.2 billion available seat miles (ASMs). American’s passenger load factor increased 0.3 points while passenger yield increased by 1.9 percent to 15.2 cents. This resulted in an increase in mainline passenger revenue per available seat mile (RASM) of 2.2 percent to 12.7 cents. American derived approximately 60 percent of its passenger revenues from domestic operations and approximately 40 percent from international operations (flights serving international destinations). Additional information regarding American’s domestic and international RASM and capacity is presented below:

	Nine Months Ended September 30, 2013
	RASM (cents)	Y-O-Y Change	ASMs (billions)	Y-O-Y Change
DOT Domestic	12.6	2.4%	67.2	(1.0)%
International	12.8	2.0	49.0	3.6
DOT Latin America	14.0	(0.8)	25.1	8.2
DOT Atlantic	12.4	9.2	16.6	(3.6)
DOT Pacific	9.9	(6.8)	7.3	5.8
In the first nine months of 2013, the airlines providing American with regional feed (Regional Affiliates) included two wholly owned subsidiaries, AMR Eagle and Executive Airlines, which ceased operations as of the end of the first quarter of 2013, and four third-party regional airlines, Chautauqua, ExpressJet, Republic, and SkyWest.
Regional Affiliates’ passenger revenues, which are based on industry standard proration agreements for flights connecting to American flights, decreased $11 million, or 0.5 percent, to $2.2 billion as a result of lower yield. Regional Affiliates’ traffic increased 1.3 percent to 7.8 billion revenue passenger miles (RPMs), on a capacity increase of 1.1 percent to 10.4 billion ASMs, resulting in a 0.1 point increase in passenger load factor to 75.3 percent.
Cargo revenues decreased 2.8 percent, or $14 million, to $485 million primarily as a result of decreased freight and mail yields.
Other revenues increased 0.6 percent, or $11.0 million, to $1.9 billion due to the growth of the Company's frequent flyer program.
OPERATING EXPENSES
The Company’s total operating expenses decreased 3.8 percent, or $723 million, to $18.1 billion in the first nine months of 2013 compared to the same period in 2012. American’s mainline operating expenses per ASM decreased 5.2 percent to 13.7 cents. The decrease in operating expense was largely due to lower wages, salaries and benefits costs and a decrease in special and merger related charges.

Operating Expenses (in millions):	Nine Months Ended September 30, 2013	Change from 2012	Percentage Change
Aircraft fuel	$6,558	$4	0.1
Wages, salaries and benefits	3,982	(872)	(18.0)	(a)
Regional payments to AMR Eagle	792	(69)	(8.1)	(b)
Other rentals and landing fees	1,013	37	3.8
Maintenance, materials and repairs	913	60	7.1	(c)
Commissions, booking fees and credit card expense	813	7	0.9
Depreciation and amortization	727	(38)	(5.0)
Aircraft rentals	529	119	29.1	(d)
Food service	442	49	12.4	(e)
Special charges and merger related	55	(273)	(83.2)	(f)
Other operating expenses	2,306	253	12.4	(g)
Total operating expenses	$18,130	$(723)	(3.8)%

(a)
Wages, salaries and benefits decreased primarily as a result of modifications to pension and other post-employment benefits and reductions in certain work groups during 2012, partially offset by charges related to employee profit-sharing. See Note 8 and Note 9 to the Condensed Consolidated Financial Statements for further information, respectively.

(b)	Regional payments to AMR Eagle expense decreased primarily due to new capacity purchase agreements under which the Company absorbs certain operating expenses of the regional airlines.

(c)	Maintenance, materials and repairs increased primarily due to timing of materials and repairs expenses.

(d)	Aircraft rental expense increased primarily due to new aircraft deliveries in 2013.

(e)	Food service increased primarily as a result of increased passengers boarded and enhanced product offerings.

(f)	Special charges decreased primarily as a result of severance related charges incurred in 2012.

(g)	Other operating expenses increased primarily due to increases in outsourced services and volatility in foreign exchange rates.
OTHER INCOME (EXPENSE)
Other income (expense) consists of interest income and expense, capitalized interest and other miscellaneous expenses.
A decrease in short-term investment rates caused a decrease in interest income of $5 million, or 28.5 percent, to $13.9 million for the first nine months of 2013 compared to the same period last year. Interest expense increased $11 million, or 2.2 percent, to $514 million as a result of the post-petition interest expense on unsecured obligations that the debtors agreed to allow pursuant to the Plan.
REORGANIZATION ITEMS, NET
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the Consolidated Statements of Operations for the nine months ended September 30, 2013 and September 30, 2012 (in millions):

	Nine Months Ended September 30,
	2013	2012
Pension and postretirement benefits	$—	$(66)
Aircraft and facility financing renegotiations and rejections (1)(2)(3)	285	1,648
Professional fees	126	168
Other	23	10
Total reorganization items, net	$434	$1,760

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

(2)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors record an estimated claim associated with the treatment of claims with respect to facility agreements when the applicable motion is filed with the Bankruptcy Court and the Debtors believe that it is probable that the motion will be approved, and there is sufficient information to estimate the claim. See Note 1 to the Condensed Consolidated Financial Statements, “Rejection of Executory Contracts,” for further information.

(3)
Pursuant to the Plan, the Debtors agreed to allow certain post-petition unsecured claims on obligations. As a result, the Company recorded reorganization charges to adjust estimated allowed claim amounts previously recorded on rejected special facility revenue bonds of $170 million, which is included in the table above.

INCOME TAX
The Company recorded a net tax (benefit) of approximately $(30) million associated with its net income for the nine months ended September 30, 2013 due to the Company realizing a valuation allowance release for refundable credits allowed as a result of passage of the American Taxpayer Relief Act of 2012. See Note 5 to the Condensed Consolidated Financial Statements for further information. The Company did not record a net tax provision (benefit) associated with its net loss for the nine months ended September 30, 2012 due to the Company providing a valuation allowance, as discussed in Note 5 to the Condensed Consolidated Financial Statements.
OPERATING STATISTICS
The following table provides statistical information for American and Regional Affiliates for the nine months ended September 30, 2013 and 2012

	Nine Months Ended September 30,
	2013	2012
American Airlines, Inc. Mainline Jet Operations
Revenue passenger miles (millions)	97,068	95,849
Available seat miles (millions)	116,198	115,162
Cargo ton miles (millions)	1,331	1,325
Passenger load factor	83.5%	83.2%
Passenger revenue yield per passenger mile (cents)	15.20	14.92
Passenger revenue per available seat mile (cents)	12.70	12.42
Cargo revenue yield per ton mile (cents)	36.42	37.63
Operating expenses per available seat mile, excluding Regional Affiliates (cents)(1)	13.65	14.41
Fuel consumption (gallons, in millions)	1,858	1,815
Fuel price per gallon (dollars)	3.10	3.19
Operating aircraft at period-end	642	603
Regional Affiliates
Revenue passenger miles (millions)	7,800	7,703
Available seat miles (millions)	10,363	10,248
Passenger load factor	75.3%	75.2%

(1)	Excludes $2.3 billion and $2.3 billion of expense incurred related to Regional Affiliates in 2013 and 2012, respectively.
REGIONAL AFFILIATES
The following table summarizes the combined capacity purchase activity for Regional Affiliates for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine Months Ended September 30,
	2013	2012
Revenues:
Regional Affiliates	$2,197	$2,208
Other	124	128
	$2,322	$2,336
Expenses:
Regional payments	$921	$953
Other incurred expenses	1,347	1,309
	$2,268	$2,262
In addition, passengers connecting to American's flights from Regional Affiliates' flights generated passenger revenues for American flights of $1.4 billion and $1.4 billion in the nine months ended September 30, 2013 and 2012, respectively, which are included in Revenues - Passenger in the consolidated statements of operations.
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
Aircraft Fuel The Company’s earnings are substantially affected by changes in the price and availability of aircraft fuel. In order to provide a measure of control over price and supply, the Company trades and ships fuel and maintains fuel storage facilities to support its flight operations. The Company also manages the price risk of fuel costs through the use of hedging contracts, which consist primarily of collars (consisting of a purchased call option and a sold put option) and call spreads (consisting of a purchased call option and a sold call option). Heating oil, jet fuel and crude oil are the primary underlying commodities in the hedge portfolio. Market risk is estimated as a hypothetical 10 percent increase in the September 30, 2013 and 2012 cost per gallon of fuel. Based on projected fuel usage for the next twelve months, such an increase would result in an increase to Aircraft fuel expense of approximately $574 million, inclusive of the impact of effective fuel hedge instruments outstanding at September 30, 2013, and assumes the Company’s fuel hedging program remains effective. Such an increase would have resulted in an increase to projected Aircraft fuel expense of approximately $658 million in the twelve months ended December 31, 2012, inclusive of the impact of fuel hedge instruments outstanding at December 31, 2011.
As of September 30, 2013, the Company had cash flow hedges covering approximately 40 percent of its estimated remaining 2013 fuel requirements. Comparatively, as of September 30, 2012, the Company had hedged approximately 39 percent of its estimated remaining 2012 fuel requirements. The consumption hedged for the remainder of 2013 is capped at an average price of approximately $2.92 per gallon of jet fuel. Nine percent of estimated remaining 2013 fuel requirements is hedged using call spreads with protection capped at an average price of approximately $3.22 per gallon of jet fuel. Thirty-one percent of estimated remaining 2013 fuel requirements is hedged using collars with an average floor price of approximately $2.56 per gallon of jet fuel. The capped and floor prices exclude taxes and transportation costs. A deterioration of the Company’s financial position could negatively affect the Company’s ability to hedge fuel in the future.
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
Item 4. Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2012. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013. During the quarter ending on September 30, 2013, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
On August 6, 2013, a group of consumer plaintiffs filed a purported class action lawsuit in the Bankruptcy Court seeking to enjoin, on antitrust grounds, the proposed Merger . The consumer plaintiffs allege that the proposed Merger is anticompetitive and would violate the Clayton Antitrust Act. The Company disputes the allegations and intends to vigorously contest the matter.
On August 13, 2013, the United States government (acting under the U.S. Attorney General), along with the states of Arizona, Florida, Tennessee and Texas, the commonwealths of Pennsylvania and Virginia, and the District of Columbia, acting by and through their respective Attorneys General, filed the DOJ Action. The plaintiffs allege, among others, that the proposed Merger would substantially lessen competition in violation of Section 7 of the Clayton Act, and seek to permanently enjoin the transaction. On September 5, 2013, the plaintiffs filed an amended complaint, adding the state of Michigan (by and through its Attorney General) as a plaintiff. On October 1, 2013, the State of Texas entered into an agreement with AMR and US Airways that resolved the state’s objections to the Merger, and its claims were dismissed with prejudice on October 7, 2013. The U.S. District Court has set a trial date of November 25, 2013.AMR disputes the allegations and intends to vigorously contest the matter.
On February 22, 2006, the Company was advised by the Swiss Secretariat of the Competition Commission that it was investigating whether the Company and certain other airlines entered into agreements relating to fuel surcharges, security surcharges, war-risk surcharges, and customs clearance surcharges.  On November 8, 2012, the Secretariat of the Swiss Competition Commission issued a Proposal (for an Order) finding that the Company along with other airlines participated in an illegal conspiracy to set such surcharges and recommending to the Swiss Competition Commission that the Company should be fined 2.2 million Swiss Francs, or approximately $2.5 million.  A hearing before the Swiss Competition Commission on those alleged charges was held on September 9 and 16, 2013.  The Company disputes the allegation in the Swiss Proposal and continues to vigorously defend itself.  The Swiss Competition Commission has not yet issued its decision.
On January 23, 2007, the Brazilian competition authorities, as part of an ongoing investigation, conducted an unannounced search of the Company's cargo facilities in Sao Paulo, Brazil. On April 24, 2008, the Brazilian competition authorities charged the Company with violating Brazilian competition laws. On December 31, 2009, the Brazilian competition authorities made a non-binding recommendation to the Brazilian competition tribunal that it find the Company in violation of competition laws and levy a fine in an unspecified amount. On August 28, 2013, the Brazilian competition tribunal found that the Company and other airlines violated Brazilian law by conspiring to set fuel surcharges on cargo shipments from July 2003 to September 2005, and the Company was assessed a fine of approximately 25.7 million Brazilian Reais, or approximately $11.5 million.  The Company disagrees with the findings and expects to appeal the finding.
The Company is engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within the control of the Company. Therefore, although the Company will vigorously defend itself in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on the Company are uncertain.

Item 1A. Risk Factors

These risk factors are generally applicable to American and its parent AMR, unless the context indicates otherwise.
Our ability to become profitable and our ability to continue to fund our obligations on an ongoing basis will depend on a number of risk factors, many of which are largely beyond our control.
Risk Factors Relating to the Merger
On February 13, 2013, AMR and US Airways Group entered into the Merger Agreement, as more fully described in Note 13 to the Condensed Consolidated Financial Statements.
The DOJ Action has delayed, and could ultimately prevent, the consummation of the Merger.

On August 13, 2013, the DOJ Action was commenced seeking to permanently enjoin the AMR's pending Merger with US Airways Group. The filing of the DOJ Action has delayed, and, if AMR and US Airways Group are unsuccessful in defending against or settling the DOJ Action, could ultimately prevent, the consummation of the Merger. There can be no assurance that we will be successful in defending against or settling the DOJ Action or that the Merger will be consummated by any particular time, if at all.
In addition, even if the Company or AMR enters into a settlement with respect to the DOJ Action, there can be no assurance that we will not be required to agree to terms, conditions, requirements, limitations, costs or restrictions that could further delay completion of the Merger, impose additional material costs on or limit the revenues of the combined company, or limit some of the synergies and other benefits we presently anticipate to realize following the Merger. We cannot provide any assurance that any such terms, conditions, requirements, limitations, costs or restrictions will not result in a material delay in, or the abandonment of, the Merger, or that the Bankruptcy Court will approve of such terms, conditions, requirements, limitations, costs or restrictions. Any such settlement may require that we give additional notice to our stakeholders or re-solicit them for acceptance of the Plan, which would further delay the consummation of the Merger and could result in changes to the structure of the Merger. In addition, there are no assurances that our stakeholders would not challenge the Plan, as amended, or that they would vote in favor of such Plan.
Delays in completing the Merger have delayed, and could continue to delay, the benefits expected to be achieved thereunder.
The need to satisfy conditions and obtain consents, clearances and approvals for the Merger, as well as the pendency of the DOJ Action, have delayed, and could continue to delay, the consummation of the Merger for a significant period of time or prevent it from occurring. Even if ultimately consummated, the delay in the consummation of the Merger could cause the combined company to be delayed or limited in realizing some of the synergies and other benefits that the parties anticipated had the Merger been successfully completed within its originally expected time frame.
The Merger is subject to a number of conditions to the obligations of both AMR and US Airways Group, including the receipt of certain consents and approvals, which if not fulfilled or received, may result in the termination of the Merger Agreement.
The Merger Agreement contains a number of conditions to consummation of the Merger, including that certain representations and warranties be materially accurate, that certain covenants be fulfilled, that secured indebtedness of the Debtors and certain other claims against the Debtors not exceed specified levels, that certain consents and regulatory approvals have been obtained, that the Confirmation Order has been entered, and that there are no legal prohibitions against consummation of the Merger (which will require, among other things, a favorable resolution of the DOJ Action). Many of the conditions to consummation of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied.
If any of these conditions are not satisfied or waived prior to the earlier of (A) the later of (i) January 18, 2014 and (ii) the fifteenth day after the District Court enters an order in the trial in the DOJ Action in favor of AMR and US Airways Group, provided that such order is entered on or prior to January 17, 2014, and (B) five days after the District Court enters a final, but appealable, order permanently restraining, enjoining or otherwise prohibiting consummation of the Merger following the trial in the DOJ Action, either AMR or US Airways Group may unilaterally terminate the Merger Agreement and abandon the Merger.

A continued delay or a failure to ultimately consummate the Merger could materially and adversely affect the Company’s future business, financial condition, results of operations and prospects, including by preventing the Company from emerging from Chapter 11 for an extended period.
If the Merger is further delayed or is not completed, our ongoing business may be materially and adversely affected, and we will be subject to several risks, including the following:

•	AMR may be required to pay termination fees of $135 or $195 million under certain circumstances provided in the Merger Agreement;

•
AMR and its debtor subsidiaries would likely not be able to emerge from the Chapter 11 Cases for an extended period of time if the Merger is not consummated, because AMR would be required to formulate a new plan of reorganization and could be subject to alternative plans of reorganization proposed by third parties;

•	prior to any termination of the Merger Agreement, our operations will be restricted by the terms of the Merger Agreement, which may cause us to forego otherwise attractive business opportunities;

•	AMR will be required to pay substantial out-of-pocket costs relating to the Merger, whether or not it is consummated, such as legal, defense, accounting, financial adviser and printing fees; and

•	our management will have focused its attention on preparing for and defending the Merger instead of on pursuing other opportunities that could have been beneficial to us.
If the Merger is not completed or is further delayed, there can be no assurance that these risks will not materialize and will not materially and adversely affect the Company’s business, financial condition, results of operations and prospects.
In addition, a termination of the Merger Agreement and abandonment of the Merger would result in our Chapter 11 Cases continuing. AMR could then seek to emerge from the Chapter 11 Cases as an independent company or could seek another consolidation partner or another strategic alternative transaction. If the Merger Agreement is terminated and AMR decides to seek another business combination, AMR may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger. In any event, the failure of AMR to merge with US Airways Group would result in a delay, which could be substantial, in AMR’s ability to file an alternative plan of reorganization and successfully emerge from the Chapter 11 Cases. During such a delay, it is possible that third parties could propose their own plans of reorganization. We could believe that such a third-party plan is not in the best interests of our creditors or other constituencies. Such a delay could also create uncertainty with our customers, financing parties, vendors, employees and the communities we serve, and result in our Chapter 11 Cases continuing for an extended period of time, which could result in disruptions in employee stability and declining financial and operational performance.
If AMR’s defense of the DOJ Action is unsuccessful, or if the Merger is otherwise abandoned, third parties may propose competing Chapter 11 plans of reorganization and we may receive unsolicited offers for our company or our assets.
Chapter 11 gives a debtor the exclusive right to file a plan of reorganization and to solicit acceptances thereof during the first 120 days and 180 days after the filing of the Chapter 11 petition. The “exclusivity periods” can be extended for up to a total of 18 months and 20 months, respectively, from the filing of the Chapter 11 petition. In the Chapter 11 Cases, the Bankruptcy Court entered an order extending the Debtors’ exclusivity periods to May 29, 2013 and July 29, 2013, respectively, the maximum time allowed under the Bankruptcy Code.
If the Merger Agreement is terminated and the Merger abandoned, a third party could file an alternative plan of reorganization that contemplates AMR continuing as a going concern, AMR being broken up, AMR or its assets being acquired by a third party, AMR being merged with a competitor, or some other proposal. We may not believe that such an alternative plan of reorganization is in our stakeholders’ best interests or fully values the benefits to be achieved by our reorganization. If AMR cannot successfully consummate the Merger, AMR may have limited ability to prevent an alternative plan of reorganization from being filed with, and approved by, the Bankruptcy Court.
An unsolicited proposal or alternative plan of reorganization could potentially further delay our emergence from our Chapter 11 Cases and expose us to a number of other risks, including potential limitations on our ability to execute our desired alternative plan of reorganization; difficulties in hiring, retaining and motivating key personnel; negative reactions among our employees, vendors, strategic partners and service providers; a failure to provide stakeholders full value for the benefits that could be achieved by the Company post-emergence pursuant to the Plan; and unease and uncertainty among our customer base. In addition, any potential alternative transaction proposed while our Chapter 11 Cases are pending would be expressly subject to Bankruptcy Code requirements and Bankruptcy Court approval.

Uncertainties associated with the Merger may cause a loss of our management personnel and other key employees, which could materially and adversely affect the future business, financial condition and results of operations of the combined company, or of the Company or AMR, if the Merger fails to occur.
The combined company will be dependent on the experience and industry knowledge of its officers and other key employees to execute its business plan; therefore, its success after the Merger will depend in part upon its ability to retain key management personnel and other key employees. Our current and prospective employees may experience uncertainty about their roles within the company surviving the Merger, which may have a material and adverse effect on our ability to retain key management and other key personnel. Likewise, if the Merger is not consummated, we will be dependent on our existing officers and other key employees to develop and execute our business plan. There can be no assurance that such officers and key employees can be retained.
Lawsuits, in addition to the DOJ Action, have been filed challenging the Merger and an adverse ruling may prevent the Merger from being completed.
US Airways Group, as well as the members of US Airways Group’s board of directors, were named as defendants in a lawsuit brought by a purported class of US Airways Group’s stockholders challenging the proposed Merger and seeking a declaration that the Merger Agreement is unenforceable, an injunction against the proposed Merger (or rescission in the event it has been consummated), imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees, and other relief.
In addition, a purported class action lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., No. 13-3041-SBA was filed in the United States District Court for the Northern District of California. The complaint alleges that the effect of the Merger may be to substantially lessen competition, or tend to create a monopoly, in the transportation of airline passengers in the United States and certain submarkets, in violation of Section 7 of the Clayton Antitrust Act, 15 U.S.C. Section 18. The complaint seeks a declaration that the Merger Agreement violates Section 7 of the Clayton Antitrust Act, an injunction against the Merger, or divestiture, an award of fees and costs, including attorney’s fees, and other relief. On August 6, 2013, the plaintiffs refiled their complaint in the Bankruptcy Court, and on October 2, 2013 voluntarily dismissed the California action.
Even if we successfully resolve the DOJ Action, the courts in these private lawsuits could enjoin the Merger, or could further materially delay its consummation. If such private lawsuits are not successfully resolved, it is possible that the Merger Agreement may be terminated and the Merger abandoned. Even if successfully resolved, such private lawsuits could result in terms, conditions, requirements, limitations, costs or restrictions that would delay completion of the Merger, impose additional material costs on or materially limit the revenues of us or the combined company, or materially limit some of the synergies and other benefits we anticipate following the Merger.

Additional lawsuits may be filed against US Airways Group, AMR and/or the directors of either company, in connection with the Merger. One of the conditions to the closing of the Merger is that no order, writ, injunction, decree or any other legal rules, regulations, directives or policies will be in effect that prevent completion of the Merger. Consequently, if a settlement or other resolution is not reached in the pending lawsuits referenced above, and such other potential lawsuits, if any, and the plaintiffs secure injunctive or other relief prohibiting, delaying or otherwise adversely affecting the defendants’ ability to complete the Merger, then such injunctive or other relief may prevent the Merger from becoming effective within the expected time frame or at all.

The Merger Agreement contains customary restrictions on AMR's ability to seek other strategic alternatives.
The Merger Agreement contains “no shop” provisions that restrict AMR’s ability to initiate, solicit or knowingly encourage or facilitate competing third-party proposals for any business combination transaction involving a merger of AMR with another entity or the acquisition of a significant portion of AMR’s stock or assets, although AMR may, prior to the entry of the Confirmation Order, consider competing, unsolicited proposals and enter into discussions or negotiations regarding such proposals if its board of directors determines that any such acquisition proposal constitutes, or is reasonably likely to lead to, a superior proposal and that the failure to take such action is reasonably likely to be inconsistent with the fiduciary duties of the AMR board of directors to AMR and its stakeholders under applicable law. In addition, US Airways Group generally has an opportunity to offer to modify the terms of the Merger in response to any competing acquisition proposal. If AMR were to terminate the Merger Agreement to accept a superior proposal, it would be required to pay a termination fee of $135 million to US Airways Group.
These provisions, although customary for these types of transactions, could discourage or prevent a potential third-party acquirer that might have an interest in acquiring all or a significant portion of AMR from proposing any such acquisition, even if the potential third-party acquirer were prepared to pay consideration with a higher cash or market value than the market value proposed to be received or realized in the Merger or might result in a potential third-party acquirer proposing to pay a lower consideration to AMR’s stakeholders than it might otherwise have proposed to pay because of the added expense of the $135 million termination fee that would become payable in connection with the termination of the Merger Agreement by AMR.
The combined company may be unable to integrate AMR’s and US Airways Group’s businesses successfully and realize the anticipated benefits of the Merger.
The Merger involves the combination of two companies that currently operate as independent public companies, each of which operates its own international network airline. Historically, the integration of separate airlines has often proven to be more time consuming and to require more resources than initially estimated. The combined company will be required to devote significant management attention and resources to integrating AMR’s and US Airways Group’s business practices, cultures and operations. Potential difficulties that AMR, as the combined company, may encounter as part of the integration process include the following:

•
the inability to successfully combine AMR’s business with that of US Airways Group in a manner that permits the combined company to achieve the synergies and other benefits anticipated to result from the Merger;

•
the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, aircraft fleets, networks and other assets of the two companies in a seamless manner that minimizes any adverse impact on customers, suppliers, employees and other constituencies;

•	diversion of the attention of the combined company’s management and other key employees;

•	the challenge of integrating the workforces of the two companies while maintaining focus on providing consistent, high quality customer service and running an efficient operation;

•	disruption of, or the loss of momentum in, the combined company’s ongoing business; and

•
potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the Merger, including transition costs to integrate the two businesses that may exceed the approximately $1.2 billion of cash transition costs that we currently anticipate.

AMR and US Airways Group have submitted to the FAA a transition plan for merging the day-to-day operations of American and US Airways under a single operating certificate. The issuance of a single operating certificate will occur when the FAA agrees that the combined company has achieved a level of integration that can be safely managed under one certificate. While the parties currently believe that such approval can be obtained within two years from the closing of the Merger, the actual time required and cost incurred to receive this approval cannot be predicted. Any delay in the grant of such approval or increase in costs beyond those presently expected could have a material adverse effect on the completion date of the combined company’s integration plan and receipt of the benefits expected from that plan.
See also “Business Risk - We are increasingly dependent on technology and could be adversely affected by a failure or disruption of our computer, communications or other technology systems…”
Accordingly, even if the Merger is consummated, the contemplated benefits may not be realized fully, or at all, or may take longer to realize than expected.
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
For the duration of our Chapter 11 Cases, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with our Chapter 11 Cases. Risks and uncertainties associated with our Chapter 11 Cases include the following:

•	our creditors or other third parties may take actions or make decisions that are inconsistent with and detrimental to the plans we believe to be in the best interests of the Company;

•	we may be unable to obtain Bankruptcy Court approval with respect to certain matters in our Chapter 11 Cases from time to time;

•	the Bankruptcy Court may not agree with our objections to positions taken by other parties;

•	we may not be able to successfully develop, prosecute, confirm and consummate a Chapter 11 plan of reorganization or may be delayed in doing so;

•	we may not be able to obtain and maintain normal credit terms with vendors, strategic partners and service providers;

•	we may not be able to continue to invest in our products and services, which could hurt our competitiveness;

•	our access to capital to fund ongoing business operations or emergence costs may be limited; and

•
we may not be able to enter into or maintain contracts that are critical to our operations at competitive rates and terms, if at all, including hedging strategies to assist in controlling our fuel costs.

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
On February 1, 2012, AMR announced the principal terms of a business plan (the Business Plan) that is designed to restore AMR and its subsidiaries to industry leadership, profitability and growth as an independent company; that is, assuming that AMR would not engage in the Merger or another consolidation transaction. While the Business Plan has evolved during the course of our Chapter 11 Cases, its chief components continue to include targets of an annual $2 billion in cost savings and $1 billion in revenue enhancement. We expect to pursue many of the initiatives contemplated by the Business Plan, whether or not the Merger is consummated.
As part of the Business Plan, we are implementing increased outsourcing, and increasing use of third-party carriers to provide regional jet services to us. Although we believe that such actions will result in lower costs and increased efficiencies, third parties may not be as responsive to our needs as we might be ourselves, which may adversely affect our business, financial condition and results of operations.
The Business Plan originally contemplated the termination of all of the Company’s defined benefit pension plans. Due to the subsequent decision to freeze (rather than to terminate) its defined benefit pension plans, the Company expects to retain greater pension funding obligations than it originally anticipated.
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
Under Chapter 11, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to consummate the Merger and, among other things:

•	engage in certain transactions with our suppliers and vendors;

•	buy or sell assets outside the ordinary course of business;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•	borrow for our operations, investments or other capital needs or to engage in other business activities that would be in our interest.
In addition, if the Merger Agreement is terminated and the Merger abandoned, any alternative plan of reorganization would require the approval of the Bankruptcy Court and the support of our stakeholders in accordance with the provisions of the Bankruptcy Code.

Our employees face considerable uncertainty due to our Chapter 11 Cases.
As a result of our Chapter 11 Cases, our employees are facing considerable uncertainty. A material erosion of our employees’ commitment could have a material adverse effect on our business, financial condition and results of operations, particularly if our Chapter 11 Cases are protracted.
Our businesses could suffer from a protracted restructuring.
Our future results are dependent upon the timely and successful filing, confirmation and implementation of the Plan. If the Merger Agreement is terminated and the Merger abandoned for any reason, AMR would anticipate filing an alternative plan of reorganization. In any event, if our restructuring is protracted, including because the Merger Agreement is terminated, it could adversely affect our business, financial condition and results of operations, including our relationships with our employees, vendors, strategic partners, service providers and customers. If we experience a protracted reorganization, there is a significant risk that the value of our enterprise would be substantially eroded to the detriment of all of our stakeholders.
Whether or not the Merger is consummated, our ability to operate profitably will depend on delivering competitive revenue and cost performance, reducing our liabilities and obtaining sufficient financing or other capital to operate successfully.
When our Chapter 11 Cases commenced, our cost structure was heavily driven by labor costs, pension obligations and existing levels of indebtedness. In our Chapter 11 Cases, we have been able to substantially reduce our labor costs across employee groups and pension obligations, and significantly restructure our indebtedness. Nevertheless, whether or not the Merger is consummated, when we emerge from our Chapter 11 Cases, we expect to have significant debt, pension costs, lease and other obligations, including those related to aircraft acquisitions. Moreover, any actions outside the ordinary course that are taken during our Chapter 11 Cases will be subject to Bankruptcy Court approval, and our ability to take these actions is not entirely within our control. Whether or not the Merger is consummated, there is no guarantee that we will be able to successfully achieve the desired cost savings or meet our planned continuing obligations. Failure to maintain the substantial cost savings we have realized in the Chapter 11 Cases could materially hamper our ability to operate profitably after emergence, and could result in our inability to continue as a going concern.
Whether or not the Merger is consummated, we currently plan to drive revenue growth by investing heavily in renewing and optimizing our fleet, strengthening both network scale and our alliances and investing several hundred million dollars annually in modernizing our brand, products and services. Significant capital resources will be required to achieve these goals, and as a result we estimate AMR’s planned capital expenditures on a consolidated basis for calendar years 2013-2017 as an independent company would be in excess of $13 billion. After the conclusion of our Chapter 11 Cases, we will need substantial financing or other capital resources, some of which may be sourced prior to our emergence and may require Bankruptcy Court approval, whether or not the Merger is consummated. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economy, the credit market’s view of our prospects and the airline industry in general, and the general availability of debt and equity capital, whether or not the Merger is consummated, the financing and other capital that we will need may not be available to us, or may be available only on onerous terms and conditions. Even if such financing or other capital is available, there is no guarantee that we will achieve the desired revenue growth to successfully operate.
We may be subject to claims that will not be discharged in our Chapter 11 Cases.
The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. As of October 10, 2013, approximately 13,500 claims totaling about $291 billion have been filed with the Bankruptcy Court against AMR and the other Debtors. Of those claims, approximately 360 claims aggregating approximately $58 million were filed after July 16, 2012 at 5:00 p.m. (Eastern Time). We expect new and amended claims to be filed in the future, including claims amended to assign values to claims originally filed with no designated value. We are disputing, and intend to continue to dispute, claims filed after the Bar Date as not having been timely filed in accordance with the Bankruptcy Code. We have identified, and we expect to continue to identify, many claims that we believe should be disallowed by the Bankruptcy Court because they are duplicative, are without merit, are overstated or for other reasons. As of October 10, 2013, the Bankruptcy Court has disallowed approximately $119 billion of claims and has not yet ruled on AMR’s other objections to claims, the disputed portions of which aggregate to an additional $0.7 billion. We expect to continue to file objections in the future. Because the process of analyzing and objection to claims is ongoing, the amount of disallowed claims may increase significantly in the future. The Debtors have recorded amounts for claims for which there was sufficient information to estimate the claims. Differences between amounts scheduled by the Debtors and claims by creditors will be investigated and resolved in connection with the claims resolution process. In light of the expected number of creditors, the claims resolution process may take considerable time to complete. Accordingly, the ultimate number and amount of allowed claims is not presently known, nor can the ultimate recovery with respect to allowed claims be presently ascertained. With few exceptions, all claims that arose prior to the filing of our Chapter 11 Cases (i) will be subject to compromise and/or treatment under a plan of reorganization or (ii) will be discharged in accordance with the

Bankruptcy Code and the terms of a plan of reorganization. However, there can be no assurance that the aggregate amount of such claims that are not subject to treatment under a plan of reorganization or that are not discharged will not be material.
Our historical consolidated financial information will not be directly comparable to our financial information for future periods.
During the course of our Chapter 11 Cases, our financial results have been and may continue to be volatile as asset impairments, asset dispositions, bankruptcy professional fees, contract terminations and rejections and claims assessments, among other things, have and will continue to significantly impact our consolidated financial statements. Upon emergence from our Chapter 11 Cases, the amounts reported in our subsequent consolidated financial statements are likely to materially change relative to historical consolidated financial statements. For example, upon our emergence from our Chapter 11 Cases, we may apply fresh start accounting in accordance with GAAP. As a result, the book values of our long-lived assets and the related depreciation and amortization schedules, among other things, are expected to change.
Any “ownership change” due to our Chapter 11 Cases could limit our ability to utilize our net operating loss carryforwards and certain other tax attributes.
Under the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), a corporation is generally allowed a deduction in any taxable year for net operating losses carried over from prior taxable years (NOL Carryforwards). As of December 31, 2012, we had available NOL Carryforwards of approximately $6.5 billion for regular federal income tax purposes which will expire, if unused, beginning in 2022, and for state income tax purposes of $3.3 billion, which will expire, if unused, between 2013 and 2027. The amount of NOL Carryforwards for state income tax purposes that will expire, if unused, in 2013 is $103 million. Our NOL Carryforwards could be reduced as a result of our Chapter 11 Cases, the Merger and certain related transactions. In addition, our NOL Carryforwards are subject to adjustment on audit by the Internal Revenue Service.
A corporation’s ability to deduct its federal NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Internal Revenue Code if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50 percent during a rolling three-year period). We expect that an “ownership change” of AMR will occur in connection with our emergence from our Chapter 11 Cases. The general limitation rules for a debtor in a bankruptcy case, such as AMR, are liberalized where the ownership change occurs upon emergence from bankruptcy. In addition, under certain circumstances, special rules may apply to allow us to utilize substantially all of our pre-emergence federal NOL Carryforwards without regard to the general limitations of Section 382 and similar rules may also apply to our state NOL carryforwards. However, there can be no assurance that these special rules under Section 382 of the Code (or any similar rules under applicable state law) will apply to our ownership change. Accordingly, the utilization of our NOL Carryforwards and certain other tax attributes could be significantly constrained following our emergence from the Chapter 11 Cases and consummation of the Merger. Moreover, an ownership change subsequent to emergence from the Chapter 11 Cases and consummation of the Merger may further limit or effectively eliminate our ability to utilize our NOL Carryforwards and other tax attributes.
Our ability to use our NOL Carryforwards also will depend on the amount of taxable income generated in future periods. The NOL Carryforwards may expire before we can generate sufficient taxable income to use them.
Liquidity Risks

We may not have sufficient cash and other sources of liquidity to maintain our operations during our Chapter 11 Cases and thereafter, and we will require significant liquidity to fund our emergence from Chapter 11 and to achieve successful integration and achieve targeted synergies following the consummation of the Merger.
We entered our Chapter 11 Cases with approximately $4.1 billion in unrestricted cash and cash equivalents and, as of September 30, 2013, we had $6.8 billion in unrestricted cash and cash equivalents. We have financed, and plan to continue to finance, substantially all aircraft delivered and scheduled to be delivered to us during our Chapter 11 Cases and we have raised other financing, but we do not currently expect to require any customary type of debtor-in-possession financing. However, because of our ongoing Chapter 11 Cases, we will continue to have heightened exposure to, and less ability to withstand, the operating risks that are customary in the industry, such as volatile fuel costs, global events leading to reduced demand for air travel, the potential obligation to post reserves under credit card processing agreements, the potential obligation to post cash collateral on fuel hedging contracts, severe weather that results in significant flight cancellations or reduced travel demand and competitors’ reduction of ticket pricing. In addition, if the Plan Effective Date has not occurred on or before June 27, 2014 under the Approved Plan of Reorganization or an Alternative Plan, then the Term Loan Facility, which has an outstanding balance of $1.9 billion as of September 30, 2013, and the Revolving Facility, which is not drawn on, mature on June 27, 2014, and if the effective date under a Chapter 11 plan of reorganization occurs under a plan of reorganization that is neither the Approved Plan of Reorganization nor an Alternative

Plan, then the Term Loan Facility and Revolving Facility mature on such date. Any of these factors and other factors could result in the need for substantial additional funding, particularly if our Chapter 11 Cases are protracted, including as a result of a material delay or abandonment of the Merger. If we determine that any customary type of debtor-in-possession financing is useful or necessary to continue operations, we may find that it is very difficult and expensive, or impossible, to obtain, as sources for such financing are limited and we have a very limited quantity of assets which could be used as collateral for such financings.
A number of other factors, including our Chapter 11 Cases, our financial results in recent years, our substantial indebtedness, the competitive revenue environment we face, recent historically high fuel prices and the financial difficulties experienced in the airline industry, adversely affect the availability and terms of funding that might be available to us during, and following our emergence from, our Chapter 11 Cases. As a result of these and other factors, there can be no assurances that we will be able to obtain any necessary funding at acceptable rates and on acceptable terms, if at all. An inability to obtain necessary funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations.
At emergence from Chapter 11, we will pay approximately $1.4 billion in cash to settle certain obligations in connection with the Plan. In addition, the transition costs to integrate the two businesses of AMR and US Airways Group may exceed the approximately $1.2 billion of cash transition costs that we currently anticipate. An inability to obtain necessary funding on acceptable terms would have a material adverse impact on us and on our ability to sustain our operations.
If the Merger is consummated, the combined company will need to obtain sufficient financing or other capital to operate successfully.
We and US Airways Group currently plan to increase the combined company’s revenue in part by investing heavily in renewing and optimizing the combined company’s fleet and integrating the companies. Significant capital resources will be required to achieve these goals and, as a result, we and US Airways Group estimate that the combined company’s planned aggregate capital expenditures on a consolidated basis for calendar years 2013-2017 would be approximately $20 billion. Accordingly, the combined company will need substantial financing or other capital resources, some of which may be obtained prior to our emergence from the Chapter 11 Cases and thus may be subject to Bankruptcy Court approval. Depending on numerous factors, many of which are out of our and US Airways Group’s, and will be out of the combined company’s, control, such as the state of the domestic and global economy, the credit market’s view of the combined company’s prospects and the airline industry in general, and the general availability of debt and equity capital at the time the combined company seeks capital, the financing and other capital that the combined company will need may not be available to it, or may only be available on onerous terms and conditions. There can be no assurance that the combined company will be successful in obtaining financing or other needed sources of capital to operate successfully.
As a result of significant losses in recent years, our financial condition has been materially weakened.
While we earned a profit in the first nine months of 2013, we incurred significant losses in recent years, which have materially weakened our financial condition. We lost $469 million in 2010, $2.0 billion in 2011 and $1.9 billion in 2012. Because of our financial condition, even though we are operating under the protections of Chapter 11, we are vulnerable both to the impact of unexpected events and to deterioration of the operating environment (such as a significant increase in jet fuel prices, a significant decrease in travel demand, or a significant increase in competition).
Our indebtedness and other obligations are and will continue to be substantial, and could adversely affect our ongoing business and liquidity.
We have, and will continue to have, significant amounts of indebtedness and other obligations, including pension obligations, obligations to make future payments on aircraft equipment and property leases, and obligations under aircraft purchase agreements, whether or not the Merger is consummated. Moreover, currently all but a very limited quantity of our assets are pledged to secure our indebtedness. Although we have substantially reduced our pre-filing debt and lease obligations as a result of the Chapter 11 Cases, we also expect to incur substantial additional debt (including secured debt) and lease obligations in the future, whether or not the Merger is consummated, due to, among other things, our financial performance, the need to finance substantial payments required by AMR to emerge from the Chapter 11 Cases, the financing strategy elected on upcoming aircraft deliveries, treasury decisions by AMR and market conditions in the relevant markets for debt instruments. Our substantial indebtedness and other obligations have important consequences. For example, they currently and are expected to in the future:

•
(i) limit our ability to obtain additional funding for working capital, capital expenditures, acquisitions, investments and general corporate purposes and to withstand operating risks that are customary in the industry and (ii) adversely affect the terms on which such funding can be obtained;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;

•	make us more vulnerable to economic downturns and catastrophic external events;

•
contain restrictive covenants that (i) limit our ability to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends; and (ii) significantly constrain our ability to respond, or respond quickly, to unexpected disruptions in our own operations, the United States or global economy, or the businesses in which we operate, or to take advantage of opportunities that would improve our business, operations, or competitive position versus other airlines; and

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
We have not yet secured financing commitments for some of the aircraft that we have on order, and we cannot be assured of the availability or the cost of that financing. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations to purchase such aircraft or we may seek to negotiate deferrals for such aircraft with the aircraft manufacturers.
We will have significant pension and other post-employment benefit funding obligations, which may adversely affect our liquidity, financial condition and results of operations.
We will have significant pension funding obligations, the amount of which will be dependent on the performance of investments held in trust by the pension plans, interest rates for determining liabilities and actuarial experience, whether or not the Merger is consummated. Currently, our minimum funding obligation for our pension plans is subject to temporary, favorable rules that are scheduled to expire at the end of 2017. Upon the expiration of those rules, our funding obligations are likely to increase materially. In addition, we may have significant obligations for other post-employment benefits depending on the outcome of the adversary proceeding related to the retiree medical and life insurance obligations filed in the Chapter 11 Cases. The foregoing post-employment benefit obligations could materially adversely affect our liquidity, financial condition and results of operations.
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
Under such agreements, the amount of the reserve that may be required generally is based on the processor’s exposure to us under the applicable agreement and, in the case a reserve is required because of American’s failure to maintain a certain level of liquidity, the amount of such liquidity. As of September 30, 2013, we were not required to maintain any reserve under such agreements. If circumstances were to occur that would allow the credit card processor to require us to maintain a reserve, our liquidity would be negatively impacted, and could be materially adversely impacted.
Securities Risks

Trading in our securities during the pendency of our Chapter 11 Cases is speculative and could pose substantial risks.
If the Merger Agreement is terminated for any reason and the Merger does not occur, we cannot predict how much time would pass before we (or a third party) could file an alternative plan of reorganization, or whether such a plan would contemplate our emergence from our Chapter 11 Cases as an independent company, in a business combination with another party, or in some other form. If the Merger is not consummated, we could remain in the Chapter 11 Cases for an extended period of time. For these and other reasons, trading in our securities is speculative and could pose substantial risk to investors in our securities. We cannot assure investors that the Merger will close, or, if it does not, what consideration might be received in an alternative plan of reorganization by holders of our securities.

There are risks associated with trading in an over-the-counter market.

Stakeholders who recover any portion of their investment by means of a distribution of common stock of AMR (as the surviving company) may be subject to substantial dilution as a result of further issuances of post-closing AMR common stock. Whether or not the Merger is consummated, we will likely issue common stock to satisfy our stakeholders. Any plan of reorganization will likely include an equity-based incentive compensation plan for officers and employees. In addition, post-emergence AMR could consider issuing additional common stock following our emergence from our Chapter 11 Cases in order to raise additional capital or for other reasons. The amount and dilutive effect of any such issuances could be substantial.

In connection with emergence from our Chapter 11 Cases, post-emergence AMR expect to establish certain limitations on transfers of its common stock which may serve to limit the post-emergence liquidity of its stock.

To reduce the risk of a potential adverse effect on our ability to use our net operating loss carryovers and certain other tax attributes and to avoid violation of federal statutory limitations on equity ownership of U.S. commercial airlines by foreign nationals, AMR's certificate of incorporation is expected to be amended in connection with emergence from our Chapter 11 Cases to contain certain restrictions on the transfer of its stock. These transfer restrictions may adversely affect the ability of certain holders of post-emergence AMR stock to dispose of or acquire shares of its stock during the period the restrictions are in place. No assurance can be given that an ownership change will not occur even with tax-related and other restrictions in place.

Business Risks

We could experience significant operating losses in the future.
For a number of reasons, including those addressed in these risk factors, we might fail to achieve profitability and might experience significant losses. In particular, the condition of the economy and the high volatility of fuel prices have had, and continue to have, an impact on our business, financial condition and results of operations, and increase the risk that we will experience losses in the future.
Downturns in economic conditions could adversely affect our revenues, liquidity, business, financial condition and results of operations.
Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel and changes in booking practices, both of which have had, and may have in the future, a strong negative effect on our revenues. Stagnant or worsening global economic conditions either in the U.S. or in other geographic regions and continued volatility in U.S. and global financial and credit markets may have a material adverse effect on our revenues, liquidity, business, financial condition and results of operations. If such economic conditions were to disrupt capital markets in the future, we may be unable to obtain any necessary financing on acceptable terms, or at all, to satisfy future capital commitments and otherwise sustain our operations.
In the past, we have adjusted our capacity in response to trends in demand. No assurance can be given that capacity adjustments or other steps we may take in response to changes in demand will be successful. Capacity reductions or other steps might result in special charges in the future. Further, other airlines may make capacity adjustments or take other actions which may reduce the expected benefits of any steps we may take to respond to changes in demand. Industry-wide capacity may increase to the extent the economy continues to recover from the global recession. If industry capacity increases, and if consumer demand does not continue to keep pace with those increases, we, and the airline industry as a whole, could be negatively impacted.
Our initiatives to generate additional revenues and to reduce our costs may not be adequate or successful.
We must continue to take steps to generate additional revenues and to maintain a competitive cost structure. As described above, the Business Plan contains numerous initiatives to reduce our costs and increase our revenues. The adequacy and ultimate success of our initiatives to generate additional revenues and/or reduce our costs cannot be assured. Moreover, whether our initiatives will be adequate or successful depends in large measure on factors beyond our control. For example, any of the following could negatively impact the success of our initiatives: a material delay or abandonment of the Merger; whether the Creditors’ Committee and other creditors will support our plans; whether other parties may raise concerns with or take positions against the Business Plan; whether we are able to persuade the Bankruptcy Court to rule in our favor on the numerous matters that will be required to emerge from our Chapter 11 Cases; and, in general, the overall industry environment, including customer demand, yield and industry capacity growth, actions of our competitors and fuel prices. It could be very difficult for us to continue to fund our obligations on an ongoing basis, and to be profitable, if the overall industry revenue environment were to deteriorate or if fuel prices were to increase and persist for an extended period at high levels.
We may be adversely affected by increases in fuel prices and would be adversely affected by disruptions in the supply of fuel.
Aircraft fuel has been our largest single and most volatile operating expense in recent years, and our results are very significantly affected by the cost, price volatility and availability of jet fuel, which are in turn affected by a number of factors beyond our control. Although fuel prices have abated from the record high prices of 2008, they remain high and extremely volatile. Due to the competitive nature of the airline industry, we have not always been able to pass on increased fuel prices to customers by increasing fares, and we may not be able to do so in the future.
Dependence on foreign imports of crude oil, limited refining capacity and the possibility of changes in government policy on jet fuel production, transportation and marketing make it impossible to predict the future availability of jet fuel. If there are additional outbreaks of hostilities or other conflicts in oil producing areas or elsewhere or a reduction in refining capacity (due to natural disasters or weather events, for example) or governmental limits on the production or sale of jet fuel (including as a consequence of increased environmental regulation), there could be a reduction in the supply of jet fuel and significant increases in the cost of jet fuel. Major reductions in the availability of jet fuel or significant increases in its cost would have a material adverse impact on us.

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
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. While we seek to manage the risk of fuel price increases by using derivative contracts, there can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts. To the extent we use derivative contracts that have the potential to create an obligation to pay upon settlement if prices decline significantly, such derivative contracts may limit our ability to benefit from lower fuel costs in the future. In addition, our Chapter 11 Cases or market factors may negatively affect our ability to enter into derivative contracts. Moreover, we may be required to post material amounts of cash collateral based on the size and market value of the contracts, and if such contracts close when fuel prices are below the applicable levels, we would be required to make payments to close such contracts.
In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and regulations promulgated by the Commodity Futures Trading Commission (CFTC) introduce new requirements for centralized clearing for over-the-counter derivatives. This may include our fuel derivative contracts. Our board of directors has approved our election of the CFTC’s end-user exemption, which permits us as a non-financial end user of derivatives to hedge commercial risk and be exempt from the CFTC mandatory clearing requirements. However, depending on the final regulations adopted by the CFTC and other regulators, several of our derivative contract counterparties may be subject to requirements that may raise their costs. Those increased costs may in turn be passed on to us, resulting in increased transaction costs to execute derivative contracts and lower credit thresholds to post collateral.
We could be materially adversely affected if we cannot manage effectively the costs, rights and functionality of third party distribution channels.
We rely on third-party distribution channels, including those provided by or through GDSs (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents, or OTAs (e.g., Expedia, Orbitz and Travelocity), to distribute a significant portion of our airline tickets and we expect in the future to continue to rely on these channels. We hope eventually to use them to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third party distribution channels, while maintaining an industry-competitive cost structure. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on us.
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

•	changes in consumer preferences, perceptions, spending patterns or demographic trends;

•	changes in the competitive environment due to industry consolidation, changes in airline alliance affiliations and other factors;

•	actual or potential disruptions to the air traffic control (ATC) ATC systems, including as a result of sequestration or any other interruption in government funding;

•	increases in costs of safety, security and environmental measures;

•	outbreaks of diseases that affect travel behavior; and

•	weather and natural disasters.
Thus, our results of operations tend to be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year tend to be weaker than revenues in the second and third quarters of the year.

The airline industry is fiercely competitive, and we are subject to increasing competition.
Service over almost all of our routes is highly competitive. Our revenues are sensitive to the actions of other airlines in many areas including pricing, scheduling, capacity and promotions, which may have a substantial adverse impact not only on our revenues, but on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability. Our ability to compete effectively depends in large part on our ability to achieve a competitive cost structure while our Chapter 11 Cases are pending and maintain it thereafter. If we cannot do so, then our business, financial condition and results of operations would be adversely affected.
We face vigorous and, in some cases, increasing, competition from major domestic airlines, national, regional, all-cargo and charter airlines, foreign airlines, low-cost airlines and, particularly on shorter segments, ground and rail transportation. We also face significant and increasing competition from expanded marketing/operational alliances formed by our competitors (some of which are larger than the oneworld® alliance, of which we are a charter member). Competition with foreign airlines and with such marketing/operational alliances has been increasing in recent years in part due to the adoption of liberalized open skies aviation agreements between the United States and an increasing number of countries around the world.
Our Business Plan currently contemplates focusing our operations in markets with a high concentration of premium business traffic. These markets are extremely competitive. Moreover, the percentage of routes on which we compete with low-cost carriers has grown significantly over time, and we face greater exposure to low-cost carrier competition than do our major hub-and-spoke competitors. Low-cost carriers have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines. Some low-cost carriers have significant numbers of aircraft on order for delivery in the next few years. Low-cost carriers are expected to continue to increase their market share through growth and, potentially, consolidation, and are expected to continue to have an impact on our overall performance. For example, the Wright Amendment Reform Act of 2006, which has reduced restrictions on operations by Southwest Airlines and other carriers at Dallas Love Field and will eliminate all domestic non-stop geographic restrictions at Dallas Love Field in October 2014, has increased low-cost carrier competition for our operations at Dallas/Fort Worth (DFW). The actions of the low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.
Certain airline alliances have been, or may in the future be, granted immunity from antitrust regulations by governmental authorities for specific areas of cooperation, such as joint pricing decisions. To the extent alliances formed by our competitors can undertake activities that are not available to us, our ability to effectively compete may be hindered.
We have implemented a joint business agreement (JBA) with British Airways, Iberia and Finnair, and antitrust-immunized cooperation with British Airways, Iberia, Finnair and Royal Jordanian. In addition, American has implemented an antitrust-immunized JBA with Japan Airlines and a JBA with Qantas. No assurances can be given as to any other arrangements that may ultimately be implemented or any benefits that we may derive from such arrangements.
The airline industry may undergo further consolidation or changes in industry alliances, which may strengthen the competitive position of some of our competitors.
In recent years, there have been numerous mergers and acquisitions within the United States. and international airline industries and numerous changes in industry alliances, which have generally had an adverse effect on us. The merger of United Airlines with Continental Airlines and the merger of Delta Air Lines with Northwest Airlines have resulted in the formation of large competitors with significant financial resources and more extensive networks. More recently, Southwest Airlines strengthened its competitive position through its acquisition of AirTran Airways. The Merger is intended to address some of the competitive impacts of these actions by other airlines. We are also seeking to address these competitive challenges with our market and alliance strategies, which are expected to include growing the oneworld® alliance. There can be no assurances as to the level of success of these strategies.
In the future, there may be additional mergers and acquisitions, and changes in airline alliances, including those in which we may participate and those that may be undertaken by others. Any airline industry consolidation or changes in airline alliances, including changes to the oneworld® alliance, could substantially alter the competitive landscape and result in changes in our corporate or business strategy. Whether or not the Merger is consummated, consolidation involving other participants in the industry could result in the formation of one or more airlines with greater financial resources, more extensive networks and/or lower cost structures than exist currently, which could have a material adverse effect on our competitive position and adversely affect our business, financial condition and results of operations. For similar reasons, changes in airline alliances could have a similar adverse impact on us, whether or not the Merger is consummated.

Our corporate or business strategy may change.
In light of the rapid changes in the airline industry, we evaluate our assets on an ongoing basis with a view to maximizing their value and determining which are core to our operations. We will continue to evaluate our corporate and business strategies during our Chapter 11 Cases; however, the Merger Agreement requires us to continue to operate our business in the ordinary course in many respects, and requires the consent of US Airways Group to certain changes in our operations. If the Merger is not consummated for any reason, we will be required to reevaluate our corporate and business strategies in connection with devising an alternative plan of reorganization.
Delays in scheduled aircraft deliveries, delays in putting aircraft into service, and failure of new aircraft to perform as expected may adversely impact our business, financial condition and results of operations.
Our fleet renewal plans are intended to enhance our ability to operate optimum numbers of specific types of aircraft. In many cases, the aircraft we intend to operate are not yet in our fleet, but we have contractual commitments to purchase or lease them. If for any reason we are unable to take delivery of new aircraft on contractually scheduled delivery dates or we are delayed in putting them into service, we may be adversely affected. In addition, if the aircraft we receive do not meet the expected performance or quality standards, including with regard to fuel efficiency, our business will be adversely affected.
We are dependent on a limited number of suppliers for aircraft, aircraft engines and parts.
We are dependent on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. As a result, we are vulnerable to any problems associated with the supply of those aircraft, engines and parts, including insufficient supply, design defects, mechanical problems, inadequate performance by suppliers or adverse perception by the public that could result in customer avoidance or in actions by the Federal Aviation Administration (FAA) resulting in an inability to operate our aircraft.
Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel and competitive disadvantages.
Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress has passed laws, and the U.S. Department of Transportation (DOT), the FAA, the Transportation Security Administration (TSA) and the Department of Homeland Security have issued a number of directives and other regulations that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.
For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Our failure to timely comply with these requirements in the past has, and our failure to timely comply with these requirements in the future could, result in fines and other enforcement actions by the FAA or other regulators. In addition, the FAA’s final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations, including American and the AMR Eagle carriers, go into effect on January 4, 2014. The regulations impact the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. These regulations could have a material adverse impact on us and the industry upon implementation.
Recent DOT consumer rules require new procedures for customer handling during long onboard delays, further regulate airline interactions with passengers through the reservations process, at the airport and on board the aircraft, and require new disclosures concerning airline fares and ancillary fees such as baggage fees. The DOT has been aggressively investigating alleged violations of these new rules. Other DOT rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international airlines.
The Aviation and Transportation Security Act mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per-ticket tax on passengers and a tax on airlines.

The results of our operations, demand for air travel and the manner in which we conduct our business each may be affected by changes in law and future actions taken by governmental agencies, including:

•	changes in law which affect the services that can be offered by airlines in particular markets and at particular airports, or the types of fees that can be charged to passengers;

•	the granting and timing of certain governmental approvals (including antitrust or foreign government approvals) needed for codesharing alliances and other arrangements with other airlines;

•	restrictions on competitive practices (for example, court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor);

•	the adoption of new passenger security standards or regulations that impact customer service standards (for example, a “passenger bill of rights”);

•	restrictions on airport operations, such as restrictions on the use of takeoff and landing slots at airports or the auction or reallocation of slot rights currently held by us; and

•	the adoption of more restrictive locally-imposed noise restrictions.
Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to airline operations and, in some cases, may reduce the demand for air travel. There can be no assurance that our compliance with new rules, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on us. In April 2013, the FAA announced the imposition of furloughs that resulted in reduced staffing, including among air traffic controllers, in connection with its implementation of budget reductions related to the federal government’s response to the so-called “sequester” of government funding. These furloughs have been suspended as a result of Congressional legislation. However, we cannot predict whether there will be further furloughs or the impact of any such furloughs on our business. Any significant reduction in air traffic capacity at key airports in the United States could have a material adverse effect on our operations and financial results.
In addition, the U.S. ATC system, which is operated by the FAA, is not successfully managing the growing demand for U.S. air travel. Air traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. On February 14, 2012, the FAA Modernization and Reform Act of 2012 was signed. The law provides funding for the FAA to rebuild its ATC system, including switching from radar to a GPS-based system. It is uncertain when any improvements to the ATC system will take effect. Failure to update the ATC system in a timely manner, and the substantial funding requirements that may be imposed on airlines of a modernized ATC system, may have a material adverse effect on us.
The ability of U.S. airlines to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time and appropriate slots or facilities may not be made available. We currently operate on a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on us and could result in the impairment of material amounts of our related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures, joint business agreements and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes. For example, the open skies air services agreement between the U.S. and the EU, which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU, including London’s Heathrow Airport. The agreement has resulted in us facing increased competition in these markets, including Heathrow Airport. In addition, the open skies agreement between the U.S. and Brazil, which was signed in 2010 and takes full effect in 2015, has resulted in increased competition in the U.S./Brazil market.
We are subject to increasingly stringent environmental regulations.
Many aspects of our operations are subject to increasingly stringent environmental regulations, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water and the management of hazardous substances, oils and waste materials. Compliance with environmental laws and regulations can require significant expenditures, and violations can lead to significant fines and penalties.
Concerns about climate change and greenhouse gas emissions, in particular, may result in the imposition of additional legislation or regulation. The EU has adopted a directive under which each EU member state is required to extend the existing EU emissions trading scheme (ETS) to aviation. This would require airlines to annually submit emission allowances in order to operate flights to and from EU member states in January 2012 and thereafter, including flights between the U.S. and EU member states. In November 2012, the European Commission proposed to suspend for one year the ETS’ application to flights entering and departing Europe, to allow ICAO to propose an alternate global emissions reduction scheme. Under the terms of the proposal, with the exception of intra-Europe flights, the monitoring and reporting of emissions, which became effective in 2012, and the submission of emission allowances, scheduled to occur before the end of April 2013, will be suspended and the EU will not collect allowances from airlines in 2013. The proposal was approved by the European Parliament and EU member states represented in the European Council in April of 2013. In October 2013, the ICAO Assembly adopted a resolution calling for the development through ICAO of a global, market-based scheme for aviation emissions, to be implemented in 2020. Subsequently, the EU has proposed amending the EU ETS so that aviation emissions would be covered only for the parts of flights that take place in European regional airspace. If adopted, the amendment would apply from January 1, 2014 until a global market-based scheme becomes applicable to international aviation emissions by 2020, as planned by ICAO. The U.S. enacted legislation in November 2012 that will allow the Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. While these measures create some uncertainty as to the extent to which we will be required to participate in the ETS going forward, it is nevertheless increasingly likely that in the future we will be required to participate in some form of international arrangement governing aircraft emissions. Although the cost of compliance with the ETS or any alternate global scheme is difficult to predict because certain key parameters, such as the number and price of emission allowances we may be required to purchase, are unknown, such costs could be significant.
Other legislative or regulatory actions addressing climate change and emissions from aviation that may be taken in the future by the U.S., state or foreign governments or through international treaties may adversely affect our business and financial results.
Climate change legislation was previously introduced in Congress; such legislation could be reintroduced in the future in Congress or state legislatures and could contain provisions affecting the aviation industry. In addition, the U.S. Environmental Protection Agency could seek to regulate greenhouse gas emissions from aircraft. It is currently unknown how climate change legislation or regulation, if enacted, would specifically apply to the aviation industry. However, the impact on us of any climate change legislation or regulation is likely to be adverse and related costs of compliance could be significant. Such legislation or regulation could result in, among other things, increased fuel costs, carbon taxes or fees, the imposition of requirements to purchase emission offsets or credits, increased aircraft and equipment costs and restrictions on the growth of airline operations. We continue to evaluate ongoing climate change developments at the international, federal and state levels and assess the potential associated impacts on our business and operations.
Ongoing data security compliance requirements could increase our costs, and any significant data breach could harm our business, financial condition or results of operations.
Our business requires the appropriate and secure utilization of customer and other sensitive information. We cannot be certain that advances in criminal capabilities (including cyber-attacks or cyber-intrusions over the internet, malware, computer viruses and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our systems, other data thefts, physical system or network break-ins or inappropriate access or other developments will not compromise or breach the technology protecting the networks that access and store sensitive information, whether such technology is controlled by us or by other parties critical to our business, such as credit card companies. The risk of a security breach or disruption, particularly through cyber-attack or cyber-intrusion, including by computer hackers, foreign governments and cyber-terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad (particularly in the EU), including requirements for varying levels of customer notification in the event of a data breach.
In addition, many of the businesses with which we deal, including credit card companies, have imposed data security standards that we must meet. In particular, we are required by the Payment Card Industry Security Standards Council, founded by the credit card companies, to comply with their highest level of data security standards. In addition, new and revised standards may be imposed that may be difficult for us to meet and could increase our costs.
Failure to comply with the Payment Card Industry Standards discussed above or other privacy and data use and security requirements of our business partners or related laws, rules and regulations to which we are subject may harm our reputation with our customers and expose us to claims for contract breach, fines, sanctions or other penalties, which could materially and adversely affect our business, financial condition and results of operations. In addition, failure to address these issues appropriately could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur further related costs and expenses.
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

The terrorist attacks of September 11, 2001 had a material adverse impact on us. The occurrence of another terrorist attack could have a material adverse impact on us.
Our ability to operate and grow our route network in the future is dependent on the availability of adequate facilities and infrastructure throughout our system and, at some airports, adequate slots.
In order to operate our existing flight schedule and, where appropriate, add service along new or existing routes, we must be able to obtain adequate gates, ticketing facilities, operations areas, slots (where applicable) and office space. Also, as airports around the world become more congested, we cannot always be sure that our plans for new service can be implemented in a commercially viable manner, given operating constraints at airports throughout our network. Further, our operating costs at airports at which we operate, including our hubs, may increase significantly because of capital improvements at such airports that we may be required to fund, directly or indirectly. In some circumstances, such costs could be imposed by the relevant airport authority without our approval.
Access to landing and take-off rights, or “slots,” at several major U.S. airports and many foreign airports served by us are subject to government regulation. Certain of our hubs in the United States and our most important international destinations, including London’s Heathrow Airport, are among the most congested airports in the world and have been or could be the subject of regulatory action that might limit the number of flights and/or increase costs of operations at certain times or throughout the day. There is no assurance that we will be able to retain or acquire the necessary rights to operate our desired schedules and change schedules in the future because, among other reasons, such allocations are subject to changes in government policy. For example, the FAA is planning a new rulemaking in 2014 to modify the current rules limiting flight operations at New York City’s JFK and LaGuardia airports, where we have major operations. Any limitation on our ability to acquire or maintain adequate gates, ticketing facilities, operations areas, slots (where applicable) or office space could severely constrain our operations and have a material adverse effect on us. In addition, in connection with obtaining regulatory approval or clearance with respect to the Merger, the applicable regulatory bodies may have the authority to condition approval or clearance on AMR and US Airways Group divesting slots at foreign or U.S. airports. AMR and US Airways Group do not expect that any required divestitures will have a material adverse effect on the combined company.
Our international operations are subject to economic and political instability and could be adversely affected by numerous events, circumstances or government actions beyond our control.
We operate a global business with operations outside of the United States from which we derived approximately 40 percent of our operating revenues in 2012, as measured and reported to the DOT. Our current international activities and prospects could be adversely affected by our Chapter 11 Cases, as well as factors such as reversals or delays in the opening of foreign markets, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations, which are more likely in countries with exchange controls such as Venezuela, which recently devalued its currency and currently has in place material restrictions on the repatriation of funds, and Argentina), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots. Fluctuations in foreign currencies, including devaluations and exchange controls and other restrictions on the repatriation of funds, could significantly affect our operating performance, as well as the value of our assets and liabilities located outside the United States.
We could be adversely affected by an outbreak of a disease that affects travel behavior.
An outbreak of a disease that affects travel demand or travel behavior, such as Severe Acute Respiratory Syndrome, avian flu, H1N1 virus or other illness, or travel restrictions or reductions in the demand for air travel caused by similar public health threats in the future, could have a material adverse impact on us. In addition, such events could result in quarantines of our personnel or an inability to access facilities or our aircraft, which could materially adversely affect us.
We could be adversely affected if we are unable to have satisfactory relations with any unionized or other labor work group, or if we suffer employee strikes, slowdowns or other labor-related disruptions.
The airline business is labor intensive. To the extent that we are unable to have satisfactory relations with any labor work group (unionized or independent), our operations and our ability to execute our strategic plans could be adversely affected.
The majority of our employees are represented by labor unions and covered by collective bargaining agreements (CBAs). Relations with such labor organizations are governed by the Railway Labor Act (RLA). Under the RLA, the CBAs among AMR’s subsidiaries and these organizations generally do not expire but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, it must notify the other party in the manner prescribed under the RLA and as agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and, if no agreement is reached, either party may request the National Mediation Board (NMB) to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even for several years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. Throughout the bargaining process, and during this “cooling off” period, the parties are precluded from engaging in any “self-help,” such as strikes or work slowdowns by employees or a lockout by the employer. During the “cooling off” period (or after), a Presidential Emergency Board (PEB) may be established to examine the parties’ positions and recommend a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days, which extends the prohibition against “self-help” until the PEB process is concluded. At the end of the “cooling off” period or PEB process (whichever lasts longer), unless an agreement is reached or action is taken by Congress to legislate a solution to the bargaining dispute, the labor organization may exercise “self-help,” such as a strike or other job action, and the airline may resort to its own “self-help,” including the imposition of any or all of its proposed amendments to the CBA and the hiring of new people to replace any striking workers.
Any disruption by a labor work group (e.g., sick-out, slowdown, full or partial strike or other job action) may materially and adversely affect our business, financial condition and results of operations. There is a risk that employees may engage in such disruptions, with or without union involvement, even if such disruptions are not permitted by the RLA. In the third quarter of 2012, we experienced a labor-related operational disruption, which led to substantial flight cancellations and delays. There can be no assurance that such operational disruptions will not recur in the future.
A higher than normal number of pilot retirements and a potential shortage of pilots could adversely affect us.
We currently have a higher than normal number of pilots eligible for retirement. Among other things, the extension of pilot careers facilitated by the FAA’s 2007 modification of the mandatory retirement age from age 60 to age 65 has now been fully implemented, resulting in large numbers of pilots in the industry approaching the revised mandatory retirement age. If pilot retirements were to exceed normal levels in the future, it may adversely affect us. The FAA also recently issued regulations that increase the flight experience required for pilots working for airlines, such as American and American Eagle, certificated under Part 121 of the Federal Aviation Regulations. These and other factors could contribute to a shortage of qualified pilots, which could adversely affect us.
Increases in insurance costs or reductions in coverage could have an adverse impact on us.
We carry insurance for public liability, passenger liability, property damage and all-risk coverage for damage to our aircraft. As a result of the terrorist attacks of September 11, 2001, aviation insurers significantly reduced the amount of liability insurance coverage available to commercial airlines for claims resulting from acts of terrorism, war or similar events. At the same time, these insurers significantly increased the premiums for aviation insurance in general. While the price of commercial insurance has declined since the period immediately after such terrorist attacks, in the event commercial insurance carriers further reduce the amount of insurance coverage available to us, or significantly increase its cost, we would be adversely affected. In addition, the failure or insolvency of one of the insurers could result in a lack of coverage.
The U.S. government has agreed to provide commercial war-risk insurance for U.S.-based airlines through December 31, 2013, covering losses to employees, passengers, third parties and aircraft. If the U.S. government were to cease providing such insurance in whole or in part, it is likely that we could obtain comparable coverage in the commercial market, but we could incur substantially higher premiums and more restrictive terms, if such coverage were to be available at all. If we are unable to obtain adequate liability insurance for claims resulting from acts of terrorism, war or similar events at commercially reasonable rates, we would be materially adversely affected.
We are increasingly dependent on technology and could be adversely affected by a failure or disruption of our computer, communications or other technology systems and, following the consummation of the Merger, the combined company may face challenges in integrating those systems with US Airways Group’s systems.
We are heavily and increasingly dependent on technology and automated systems to operate our business, reduce our costs and enhance customer service. These technologies and systems include our computerized airline reservation system, flight operations system, financial planning, management and accounting systems, telecommunications systems, website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and automated systems must be able to accommodate a high volume of traffic, maintain secure information and deliver important flight and schedule information, as well as issue electronic tickets and process critical financial transactions, in a timely manner. The computer and communications systems on which we rely could be disrupted due to various events, some of which are beyond our control, including natural disasters, power failures, terrorist attacks, equipment failures, system implementation failures, software failures and computer viruses, hackers and other cyber-attacks. For example, on April 16, 2013, we experienced a software issue that resulted in significant operational impact, including hundreds of cancelled flights. We have taken certain steps to help reduce the risk of some (but not all) of these potential disruptions. There can be no assurance, however, that the measures we have taken are adequate to prevent or remedy disruptions or failures of these systems. Any substantial or repeated failure of these systems could impact our operations and customer service, result in the theft or loss of important data, including private or sensitive information concerning our passengers and other customers, loss of revenues and increased costs and generally harm our business, financial condition and results of operations. Moreover, a failure or disruption of certain of our vital systems could limit our ability to operate our flights for an extended period of time, which would have a material adverse impact on us. In addition, we expect we will need to continue to make significant investments in technology to pursue initiatives to reduce costs and enhance customer service. If we are unable to make these investments, our business, financial condition and results of operations could be negatively impacted.
Among the principal risks of integrating the business and operations of AMR and US Airways Group are the risks of integrating various computer, communications and other technology systems, including designing and implementing an integrated customer reservations system, that will be necessary to operate American and US Airways as a single airline and to achieve cost synergies by eliminating redundancies in the two companies’ businesses. The integration of these systems in a number of prior airline mergers has taken longer, been more disruptive and cost more than originally forecast. The implementation process to integrate these various systems will involve a number of risks that could adversely impact the combined company’s business operations, financial condition and results of operations. New systems will replace multiple legacy systems and the related implementation will be a complex and time-consuming project involving substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.
As with any large project, there will be many factors that may materially affect the schedule, cost and execution of the integration of AMR’s and US Airways Group’s computer, communications and other technology systems. These factors include, among others: problems during the design, implementation and testing phases; system delays and/or malfunctions; the risk that suppliers and contractors will not perform as required under their contracts; the diversion of management attention from daily operations to the project; reworks due to unanticipated changes in business processes; challenges in simultaneously activating new systems throughout our global network; difficulty in training employees in the operation of new systems; the risk of security breach or disruption; and other unexpected events beyond our control. We cannot assure you that the security measures, change control procedures or disaster recovery plans of AMR are, or those of the combined company will be, adequate to prevent disruptions or delays. Disruptions in or changes to these systems could result in a disruption to our business and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations or financial condition.
We are at risk of losses and adverse publicity which might result from an accident involving any of our aircraft.
If one of our aircraft, an aircraft that is operated under our brand by one of our regional operators or an aircraft that is operated by an airline that is one of our codeshare partners were to be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accident may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving any such aircraft could materially and adversely affect the public’s perception of us. Such public perception could in turn cause harm to our brand and reduce travel demand on our flights, or the flights of our codeshare partners or regional airlines.
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

The airline industry is heavily taxed.
The airline industry is subject to extensive government fees and taxation that negatively impact our revenue. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. For example, as permitted by federal legislation, most major U.S. airports impose a passenger facility charge (PFCPFC) per passenger on us. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes and these assessments have been increasing in number and amount in recent years. Moreover, we are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. We collect the excise tax, along with certain other U.S. and foreign taxes and user fees on air transportation (such as a per-ticket tax on passengers to fund the TSA), and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not operating expenses, they represent an additional cost to our customers. There are continuing efforts in Congress and in other countries to raise different portions of the various taxes, fees and charges imposed on airlines and their passengers. Increases in such taxes, fees and charges could negatively impact our business, financial condition and results of operations.
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
In accordance with applicable accounting standards, upon the Debtors’ emergence from the Chapter 11 Cases, “fresh start” accounting may be applied to our financial statements. The adjustments mandated by “fresh start” accounting would likely result in the recording of significant intangible assets. Also, in accordance with applicable accounting standards, we are required to test our indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. In addition, we are required to test certain of our other assets for impairment if conditions indicate that an impairment may have occurred.
We may be required to recognize additional impairments in the future due to, among other factors, extreme fuel price volatility, tight credit markets, a decline in the fair value of certain tangible or intangible assets, unfavorable trends in historical or forecasted results of operations and cash flows and an uncertain economic environment, as well as other uncertainties. We can provide no assurance that a material impairment charge of tangible or intangible assets will not occur in a future period. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by us or other airlines. An impairment charge could have a material adverse effect on our business, financial condition and results of operations.
Interruptions or disruptions in our relationships with third-party regional airlines or other third-party service providers could have an adverse impact on us.

We have engaged an increasing number of third-party service providers to perform a large number of functions that are integral to our business, including distribution and sale of airline seat inventory, provision of information technology infrastructure and services, provision of aircraft maintenance and repairs, provision of certain customer and aircraft related functions, provision of various utilities and performance of aircraft fueling operations, among other vital functions and services. We also rely on third-party regional airlines to operate flights. If we experience problems with any of our third-party regional airlines, or other third-party service providers, or unexpected interruptions in their provision of services to us, the public’s perception of us could be materially and adversely affected. Significant problems, disruptions or interruptions could materially and adversely affect our business, financial condition and results of operations.
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

The following exhibits are included herein:

10.1
First Amendment to Credit and Guaranty Agreement, dated as of August 5, 2013, among American Airlines, Inc., as borrower, AMR, as parent, the lenders committing to provide and providing new loans thereunder, and Deutsche Bank AG New York Branch, as administrative agent.

12	Computation of ratio of earnings to fixed charges for the three and nine months ended September 30, 2013 and 2012.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101
The following materials from AMR Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*
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
The SEC allows AMR to incorporate information by reference into this Form 10-Q. This means that AMR can disclose important information to you by referring you to another document filed separately with the SEC. Any information incorporated by reference into this form 10-Q is considered to be a part of this Form 10-Q, except for any information that is superseded by information that is included directly in this Form 10-Q or incorporated by reference subsequent to the date of this Form 10-Q. AMR does not incorporate the contents of its website into this Form 10-Q.
AMR has made and expects to make public disclosures of certain information regarding AMR and its subsidiaries, including, but not limited to, disclosures regarding the Merger, to investors and the general public by means of certain social media sites, including, but not limited to, Facebook and Twitter and by means of a joint Merger website maintained by AMR and US Airways Group. Investors are encouraged to (i) follow American (@AmericanAir) on Twitter, (ii) “like” American (www.facebook.com/AmericanAirlines) on its Facebook page and (iii) visit www.aaarriving.com for updated information regarding AMR, US Airways Group and the Merger. AMR does not incorporate the contents of its social media posts or the joint Merger website into this Form 10-Q.

Signature
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN AIRLINES, INC.

Date:	October 17, 2013	BY:	/s/ Isabella D. Goren
Isabella D. Goren
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)