Form 10-Q
period 2014-06-30
AMERICAN AIRLINES INC; American Airlines Group Inc.
filed 2014-07-24
CIK 4515, 6201

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From	to
Commission file number 1-8400

American Airlines Group Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-1825172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4333 Amon Carter Blvd., Fort Worth, Texas 76155	(817) 963-1234
(Address of principal executive offices, including zip code)	(Registrant's telephone number, including area code)

Commission file number 1-2691

American Airlines, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-1502798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4333 Amon Carter Blvd., Fort Worth, Texas 76155	(817) 963-1234
(Address of principal executive offices, including zip code)	(Registrant's telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
American Airlines Group Inc.     ☒  Yes    ☐  No
American Airlines, Inc.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
American Airlines Group Inc.     ☒  Yes    ☐  No
American Airlines, Inc.     ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "accelerated filer," "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
American Airlines Group Inc.     ☒  Large Accelerated Filer    ☐  Accelerated Filer    ☐  Non-accelerated Filer    ☐  Smaller Reporting Company
American Airlines, Inc.     ☐  Large Accelerated Filer    ☐  Accelerated Filer    ☒  Non-accelerated Filer    ☐  Smaller Reporting Company
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
American Airlines Group Inc.     ☐  Yes    ☒  No
American Airlines, Inc.     ☐  Yes    ☒  No
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
American Airlines Group Inc.     ☒  Yes    ☐  No
American Airlines, Inc.     ☒  Yes    ☐  No
As of July 18, 2014, there were 720,102,826 shares of American Airlines Group Inc. common stock outstanding.
As of July 18, 2014, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.
American Airlines, Inc.
Form 10-Q
Quarterly Period Ended June 30, 2014

This combined Quarterly Report on Form 10-Q is filed by American Airlines Group Inc. (formerly named AMR Corporation) (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this Quarterly Report on Form 10-Q to "we," "us," "our" and the "Company" refer to AAG and its consolidated subsidiaries. As more fully described below, on December 9, 2013, a subsidiary of AMR Corporation merged with and into US Airways Group, Inc. (US Airways Group), which survived as a wholly-owned subsidiary of AAG (the Merger). Accordingly, unless otherwise indicated, information in this Quarterly Report on Form 10-Q regarding the Company's condensed consolidated results of operations includes the results of American, US Airways Group and US Airways, Inc. (US Airways) for the quarter ended June 30, 2014. "AMR" refers to the Company during the period of time prior to its emergence from Chapter 11 and its acquisition of US Airways Group. References in this Quarterly Report on Form 10-Q to "mainline" refer to the operations of American and US Airways, as applicable, and exclude regional operations.
Note Concerning Forward-Looking Statements
Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as "may," "will," "expect," "intend," "anticipate," "believe," "estimate," "plan," "project," "could," "should," "would," "continue," "seek," "target," "guidance," "outlook," "if current trends continue," "optimistic," "forecast" and other similar words. Such statements include, but are not limited to, statements about the benefits of the Merger, including future financial and operating results, our plans, objectives, expectations and intentions, and other statements that are not historical facts, such as, without limitation, statements that discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A - Risk Factors and the following: significant operating losses in the future; downturns in economic conditions that adversely affect our business; the impact of continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel; competitive practices in the industry, including the impact of low cost carriers, airline alliances and industry consolidation; the challenges and costs of integrating operations and realizing anticipated synergies and other benefits of the Merger; our substantial indebtedness and other obligations and the effect they could have on our business and liquidity; an inability to obtain sufficient financing or other capital to operate successfully and in accordance with our current business plan; increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates; the effect our high level of fixed obligations may have on our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments and adverse economic and industry conditions; our significant pension and other post-employment benefit funding obligations; the impact of any failure to comply with the covenants contained in financing arrangements; provisions in credit card processing and other commercial agreements that may materially reduce our liquidity; the limitations of our historical consolidated financial information, which is not directly comparable to our financial information for prior or future periods; the impact of union disputes, employee strikes and other labor-related disruptions; any inability to maintain labor costs at competitive levels; interruptions or disruptions in service at one or more of our hub airports; any inability to obtain and maintain adequate facilities, infrastructure and slots to operate our flight schedule and expand or change our route network; our reliance on third-party regional operators or third-party service providers that have the ability to affect our revenue and the public’s perception about our services; any inability to effectively manage the costs, rights and functionality of third-party distribution channels on which we rely; extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages; the impact of the heavy taxation to which the airline industry is subject; changes to our business model that may not successfully increase revenues and may cause operational difficulties or decreased demand; the loss of key personnel or inability to attract and retain additional qualified personnel; the impact of conflicts overseas, terrorist attacks and ongoing security concerns; the global scope of our business and any associated economic and political instability or adverse effects of events, circumstances or government actions beyond our control, including the impact of foreign currency exchange rate fluctuations and limitations on the repatriation of cash held in foreign countries; the impact of environmental regulation; our reliance on technology and automated systems and the impact of any failure of these technologies or systems; challenges in integrating our computer, communications and other technology systems; costs of ongoing data security compliance requirements and the impact of any significant data security breach; losses and adverse publicity stemming from any accident involving any of our aircraft or the aircraft of our regional or codeshare operators; delays in scheduled aircraft deliveries, or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected; our dependence on a limited number of suppliers for aircraft, aircraft engines and parts; the impact of changing economic and other conditions beyond our control, including global events that affect travel behavior such as an outbreak of a contagious disease, and volatility and fluctuations in our results of operations due to seasonality; the effect of a higher than normal number of pilot retirements and a potential shortage of pilots; the impact of possible future increases in insurance costs or reductions in available insurance coverage; the effect of several lawsuits that were filed in connection with the Merger and remain pending; an inability to use net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards); any impairment in the amount of goodwill we recorded as a result of the application of the acquisition method of accounting and an inability to realize the full value of AAG’s and American’s respective intangible or long-lived assets and any material impairment charges that would be recorded as a result; price volatility of our common stock; delay or prevention of stockholders’ ability to change the composition of our board of directors and the effect this may have on takeover attempts that some of our stockholders might consider beneficial; the effect of provisions of our Restated Certificate of Incorporation (the Certificate of Incorporation) and Amended and Restated Bylaws (the Bylaws) that limit ownership and voting of our equity interests, including our common stock and convertible notes; the effect of limitations in our Certificate of Incorporation on acquisitions and dispositions of our common stock designed to protect our NOL Carryforwards and certain other tax attributes, which may limit the liquidity of our common stock; other economic, business, competitive, and/or regulatory factors affecting our business, including those set forth in this Quarterly Report on Form 10-Q (especially in Part II, Item 1A - Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in our other filings with the Securities and Exchange Commission (the SEC), and other risks and uncertainties listed from time to time in our filings with the SEC.
All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part II, Item 1A - Risk Factors and elsewhere in this report. There may be other factors of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We do not assume any obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting such statements other than as required by law. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or as of the dates indicated in the statements.

PART I: FINANCIAL INFORMATION

This combined Quarterly Report on Form 10-Q is filed by both AAG and American and includes the condensed consolidated financial statements of each company in Item 1A and Item 1B, respectively.

ITEM 1A.	AMERICAN AIRLINES GROUP INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues
Mainline passenger	$8,213	$4,888	$15,471	$9,502
Regional passenger	1,707	752	3,114	1,431
Cargo	221	169	428	325
Other	1,214	640	2,338	1,289
Total operating revenues	11,355	6,449	21,351	12,547
Operating expenses
Aircraft fuel and related taxes	2,830	1,880	5,541	3,814
Salaries, wages and benefits	2,163	1,284	4,282	2,551
Regional expenses	1,657	769	3,251	1,549
Maintenance, materials and repairs	514	317	999	643
Other rent and landing fees	441	284	866	572
Aircraft rent	312	181	631	346
Selling expenses	402	273	804	563
Depreciation and amortization	319	207	626	411
Special items, net	251	12	114	83
Other	1,067	730	2,108	1,432
Total operating expenses	9,956	5,937	19,222	11,964
Operating income	1,399	512	2,129	583
Nonoperating income (expense)
Interest income	8	5	15	9
Interest expense, net of capitalized interest	(214)	(161)	(457)	(415)
Other, net	11	(12)	9	(37)
Total nonoperating expense, net	(195)	(168)	(433)	(443)
Income before reorganization items, net	1,204	344	1,696	140
Reorganization items, net	—	(124)	—	(284)
Income (loss) before income taxes	1,204	220	1,696	(144)
Income tax provision (benefit)	340	—	353	(22)
Net income (loss)	$864	$220	$1,343	$(122)

Earnings (loss) per share:
Basic	$1.20	$0.88	$1.86	$(0.49)
Diluted	$1.17	$0.79	$1.82	$(0.49)
Weighted average shares outstanding (in thousands):
Basic	720,600	249,588	722,286	249,540
Diluted	734,767	288,511	738,051	249,540
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$864	$220	$1,343	$(122)
Other comprehensive loss before tax:
Defined benefit pension plans and retiree medical	(59)	(33)	(104)	(66)
Derivative financial instruments:
Change in fair value	13	(41)	(54)	(56)
Reclassification into earnings	5	13	12	12
Net unrealized gain on investments:
Net change in value	—	1	2	—
Other comprehensive loss before tax	(41)	(60)	(144)	(110)
Reversal of non-cash tax provision	330	—	330	—
Comprehensive income (loss)	$1,153	$160	$1,529	$(232)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and per share amounts)(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash	$1,210	$1,140
Short-term investments	8,249	8,111
Restricted cash and short-term investments	882	1,035
Accounts receivable, net	1,981	1,560
Aircraft fuel, spare parts and supplies, net	1,093	1,012
Prepaid expenses and other	1,551	1,465
Total current assets	14,966	14,323
Operating property and equipment
Flight equipment	26,113	23,730
Ground property and equipment	5,712	5,585
Equipment purchase deposits	1,043	1,077
Total property and equipment, at cost	32,868	30,392
Less accumulated depreciation and amortization	(11,632)	(11,133)
Total property and equipment, net	21,236	19,259
Other assets
Goodwill	4,089	4,086
Intangibles, net of accumulated amortization of $419 and $373, respectively	2,330	2,311
Other assets	2,190	2,299
Total other assets	8,609	8,696
Total assets	$44,811	$42,278
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$1,523	$1,446
Accounts payable	1,653	1,368
Accrued salaries and wages	961	1,143
Air traffic liability	5,683	4,380
Frequent flyer liability	2,879	3,005
Other accrued liabilities	2,389	2,464
Total current liabilities	15,088	13,806
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	15,205	15,353
Pension and postretirement benefits	5,704	5,828
Deferred gains and credits, net	905	935
Mandatorily convertible preferred stock and other bankruptcy settlement obligations	415	5,928
Other liabilities	3,408	3,159
Total noncurrent liabilities	25,637	31,203
Commitments and contingencies
Stockholders' equity (deficit)
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 720,501,649 shares outstanding as of June 30, 2014; 526,805,522 shares outstanding as of December 31, 2013.	7	5
Additional paid-in capital	15,879	10,592
Treasury stock	(1)	—
Accumulated other comprehensive loss	(1,846)	(2,032)
Accumulated deficit	(9,953)	(11,296)
Total stockholders' equity (deficit)	4,086	(2,731)
Total liabilities and stockholders' equity (deficit)	$44,811	$42,278
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$2,637	$1,870
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(2,678)	(1,804)
Increase in short-term investments	(138)	(2,194)
Decrease (increase) in restricted cash and short-term investments	153	(13)
Net proceeds from slot transaction	307	—
Proceeds from sale of property and equipment	9	26
Net cash used in investing activities	(2,347)	(3,985)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(1,145)	(551)
Proceeds from issuance of long-term debt	534	1,684
Exercise of stock options	9	—
Deferred financing costs	(7)	(30)
Sale-leaseback transactions	411	1,132
Treasury stock repurchases	(28)	—
Other financing activities	6	4
Net cash provided by (used in) financing activities	(220)	2,239
Net increase in cash	70	124
Cash at beginning of period	1,140	480
Cash at end of period	$1,210	$604

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$5,362	$—
Capital lease obligations	361	—
Supplemental information:
Interest paid, net of amounts capitalized	367	190
Income tax paid	5	6
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
Basis of Presentation
On December 9, 2013 (the Effective Date), AMR Merger Sub, Inc. (Merger Sub) merged with and into US Airways Group, Inc. (US Airways Group) (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of American Airlines Group Inc., a Delaware corporation (formerly known as AMR Corporation and referred to herein as AAG and, together with its consolidated subsidiaries, the Company), following the Merger. "AMR" refers to the Company during the period of time prior to its emergence from Chapter 11 and the Effective Date of the Merger.
The accompanying unaudited condensed consolidated financial statements of AAG should be read in conjunction with the consolidated financial statements contained in AAG's Annual Report on Form 10-K for the year ended December 31, 2013. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Principal subsidiaries include American and, effective December 9, 2013, US Airways Group. Because the Merger did not occur until December 2013, the unaudited condensed consolidated financial statements presented do not include the accounts of US Airways Group for the three and six months ended June 30, 2013. Certain prior period amounts have been reclassified to conform to the current year financial statement presentation as described below. All significant intercompany transactions have been eliminated.
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the frequent traveler programs, pensions and retiree medical and other benefits and the deferred tax asset valuation allowance.
Chapter 11 Matters
In accordance with GAAP, the Debtors (as defined in Note 2 below) applied ASC 852 "Reorganizations" (ASC 852) in preparing the condensed consolidated financial statements for periods subsequent to the Chapter 11 Cases (as defined in Note 2 below). ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases for the 2013 period are presented in Reorganization items, net on the accompanying condensed consolidated statement of operations.
Reclassifications
Certain prior period amounts have been reclassified between various financial statement line items to conform to the current year financial statement presentation. These reclassifications do not impact the historic net loss and are comprised principally of the following items:

•	Reclassifications between various operating income line items to conform the presentation of Cargo and Other revenues.

•	Reclassifications between various operating expense line items to conform the presentation of Regional expenses.

•	Reclassifications between Other nonoperating income (expense), net and Operating expenses to conform the presentation of foreign currency gains and losses.

The following table summarizes the historical and revised financial statement amounts for AAG (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013		2013
	As Reclassified	Historical	As Reclassified	Historical
Operating revenues:
Mainline passenger	$4,888	$4,888	$9,502	$9,502
Regional passenger	752	752	1,431	1,431
Cargo	169	167	325	322
Other	640	642	1,289	1,292
Total operating revenues	6,449	6,449	12,547	12,547
Operating expenses:
Aircraft fuel and related taxes	1,880	2,139	3,814	4,339
Salaries, wages and benefits	1,284	1,450	2,551	2,934
Regional expenses	769	—	1,549	—
Maintenance, materials and repairs	317	375	643	758
Other rent and landing fees	284	343	572	690
Aircraft rent	181	179	346	343
Selling expenses	273	257	563	533
Depreciation and amortization	207	248	411	494
Special items, net	12	13	83	41
Other	730	956	1,432	1,875
Total operating expenses	5,937	5,960	11,964	12,007
Operating income	512	489	583	540
Nonoperating income (expense):
Interest income	5	5	9	9
Interest expense, net of capitalized interest	(161)	(156)	(415)	(406)
Other, net	(12)	6	(37)	(3)
Total nonoperating expense, net	$(168)	$(145)	$(443)	$(400)

Additionally, on the condensed consolidated statement of cash flows, the Company reclassified $30 million in deferred financing charges from operating to financing cash flow activities for the six months ended June 30, 2013 in order to conform to the current year financial statement presentation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. The Company is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on the Company's consolidated financial statements.

2. Emergence From Chapter 11 and Merger with US Airways Group
Overview
On November 29, 2011 (the Petition Date), AMR, its principal subsidiary, American, and certain of the Company's other direct and indirect domestic subsidiaries (collectively, the Debtors), filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order (the Confirmation Order) approving and confirming the Debtors' fourth amended joint plan of reorganization (as amended, the Plan).
On the Effective Date, the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by that certain Agreement and Plan of Merger (as amended, the Merger Agreement), dated as of February 13, 2013, by and among the Company, Merger Sub and US Airways Group, pursuant to which Merger Sub merged with and into US Airways Group, with US Airways Group surviving as a wholly-owned subsidiary of the Company following the Merger. Pursuant to the Merger Agreement, each share of common stock, par value $0.01 per share, of US Airways Group was converted into the right to receive one share of American Airlines Group Inc. common stock, par value $0.01 per share (AAG Common Stock).
From the Petition Date through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Bankruptcy Court, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the Bankruptcy Court to the extent the parties to such litigation have obtained relief from the permanent injunction.
Plan of Reorganization
The Plan implements the Merger and incorporates a compromise and settlement of certain intercreditor and intercompany claim issues.
Pursuant to the Plan, all shares of AMR common stock outstanding prior to the Effective Date were canceled. AAG's Certificate of Incorporation, which was approved in connection with the Plan, authorizes the issuance of 1.75 billion new shares of AAG Common Stock and 200 million shares of AAG Series A Preferred Stock, par value $0.01 per share (AAG Series A Preferred Stock). Of the authorized AAG Series A Preferred Stock, approximately 168 million were designated "Series A Convertible Preferred Stock," with a stated value $25.00 per share, and issued in accordance with the Plan. AAG Common Stock is listed on the NASDAQ Global Select Market under the symbol "AAL" and began trading on December 9, 2013. AAG Series A Preferred Stock was listed on the NASDAQ Global Select Market under the symbol "AALCP" from December 9, 2013 until its final mandatory conversion on April 8, 2014. In addition, the 2013 Incentive Award Plan (the 2013 IAP) authorizes the grant of awards for the issuance of 40 million shares of AAG Common Stock plus any shares underlying awards granted under the 2013 IAP, or any pre-existing US Airways Group plan, that are forfeited, terminate or are cash settled (in whole or in part) without a payment being made in the form of shares. Any shares that are available for issuance under the US Airways Group 2011 Incentive Award Plan (the 2011 IAP) as of the effective date of the Merger may be used for awards under the 2013 IAP; provided, that awards using such available shares shall not be made after the date awards or grants could have been made under 2011 IAP and shall only be made to individuals who were not providing services to American Airlines Group prior to the Merger.
The Plan contains the following provisions relating to the treatment of pre-petition claims against the Debtors and other holders of allowed interests in the Debtors:

•	all secured claims against the Debtors have been reinstated;

•	allowed administrative claims, priority claims and convenience claims have been or will be paid in full in cash;

•
other holders of allowed pre-petition unsecured claims, holders of allowed interests and certain employees of AMR received or will receive 72% of AAG Common Stock (on a fully converted basis) authorized to be issued pursuant to the Plan and in connection with the Merger under the following provisions:

◦
all creditors holding general unsecured claims against American that are guaranteed by AAG and general unsecured claims against AAG that are guaranteed by American (Double-Dip Unsecured Claims) were treated the same under the Plan. Holders of Double-Dip Unsecured Claims received, at the Effective Date, their recovery in shares of AAG Series A Preferred Stock with a stated amount equal to the allowed amount of their claims, including post-petition interest at the non-default rate;

◦
all creditors holding Single-Dip Unsecured Claims were treated the same regardless of whether the claim was asserted against the AAG Debtors, the American Debtors, or other Debtors. As used herein, "Single-Dip Unsecured Claims" means the general unsecured claims against the Debtors that were not guaranteed by any other Debtor, other than the claims of the Debtors' labor unions representing mainline workers. Holders of Single-Dip Unsecured Claims received a portion of their recovery in shares of AAG Series A Preferred Stock at the Effective Date and their remaining recovery in shares of AAG Common Stock during the 120-day period after the Effective Date;

◦
holders of certain labor-related deemed claims and certain non-management, non-union employees as specified in the Plan received, at the Effective Date, the right to receive an allocation of shares of AAG Common Stock representing 23.6% of the total number of shares of AAG Common Stock ultimately distributed to holders of pre-petition general unsecured creditors against the Debtors. On the Effective Date, pursuant to the Plan, an initial allocation of approximately 39 million shares of AAG Common Stock was made related to these labor and employee groups, of which approximately 27 million shares were distributed on the Effective Date and approximately 13 million shares of which were withheld in connection with the Company making a cash payment of approximately $300 million for certain required withholding taxes;

◦
holders of allowed interests in AMR (primarily holders of AMR common stock existing immediately prior to the Effective Date) received, at the Effective Date, a distribution of approximately 26 million shares of AAG Common Stock representing 3.5% of the total number of shares of AAG Common Stock contemplated for issuance pursuant to the Plan and received an additional 267 million shares of AAG Common Stock during the 120-day period after the Effective Date; and

◦
holders of disputed claims at the Effective Date, to the extent such disputed claims become allowed Single-Dip Unsecured Claims after the Effective Date, are eligible to receive shares of AAG Common Stock held in reserve (the Disputed Claims Reserve), beginning 180 days after the Effective Date. Disputed claimholders that subsequently become holders of Single-Dip Unsecured Claims will receive, subject to the availability of sufficient shares in the Disputed Claims Reserve, the number of shares of AAG Common Stock that the disputed claimholder would have received had such claimholder been a holder of Single-Dip Unsecured Claims as of the Effective Date.

The Plan contemplated the distribution of up to 756 million shares of AAG Common Stock, however this amount has been reduced by approximately 20 million shares because certain tax withholdings for employees were paid in cash as permitted under the Plan. In accordance with the Plan, the Company issued the remaining shares of AAG Common Stock over the 120-day distribution period, except for shares held in the Disputed Claims Reserve. In addition, pursuant to the Plan, approximately 197 million shares of AAG Common Stock were distributed to holders of outstanding shares of US Airways Group common stock.
Pursuant to rulings of the Bankruptcy Court, the Plan has established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of June 30, 2014 approximately 30.4 million shares of AAG Common Stock were reserved for distribution to holders of disputed Single-Dip general Unsecured Claims (Single-Dip Equity Obligations) whose claims ultimately become allowed as well as to certain AMR labor groups and employees who received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. On July 1, 2014, approximately 2.9 million of the approximately 30.4 million shares held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to the Company but rather will be distributed to former AMR shareholders as of the Effective Date. The Company is not required to distribute additional shares above the limits contemplated by the Plan described above.

In addition, from the Effective Date through June 30, 2014, the Company made the following cash disbursements under the Plan:

•	$385 million in cash to the pension plans in connection with missed contributions to the pension plans during the Chapter 11 Cases and interest and penalty interest thereon;

•	$108 million in cash to holders in partial or full satisfaction of their claims, including to holders of administrative claims, and state and local priority tax claims;

•	$196 million in cure payments to holders of secured debt; and

•	Approximately $542 million for payroll taxes associated with equity distributions to employees.
Several parties have filed appeals seeking reconsideration of the Confirmation Order. Refer to Note 14 for more information.
As noted above, the reconciliation process with respect to the remaining claims will take considerable time post-emergence. The Company's estimate of the amounts of disputed claims that will ultimately become allowed Single-Dip Unsecured Claims are included in Mandatorily convertible preferred stock and other bankruptcy settlement obligations on the Company's condensed consolidated balance sheet as of June 30, 2014. As these claims are resolved, or where better information becomes available and is evaluated, the Company will make adjustments to the liabilities recorded on its condensed consolidated financial statements as appropriate. Any such adjustments could be material to the Company's financial position or results of operations in any given period.
Availability and Utilization of Net Operating Losses
Upon emergence from bankruptcy, the Debtors experienced an "ownership change" as defined in Section 382 of the Internal Revenue Code which could potentially limit the ability to utilize certain tax attributes including the Debtors’ substantial net operating losses (NOLs). The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. While the Debtors anticipate taking advantage of certain special rules for federal income tax purposes that would permit approximately $9.0 billion of the federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382, there can be no assurance that these special rules will apply.
Moreover, an ownership change subsequent to the Debtors’ emergence from bankruptcy may further limit or effectively eliminate the ability to utilize the Debtors’ NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on the Debtors’ ability to utilize the NOL Carryforwards, AAG's Certificate of Incorporation contains transfer restrictions applicable to certain substantial shareholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, there can be no assurance that an ownership change will not occur even with these transfer restrictions. A copy of AAG's Certificate of Incorporation was attached as Exhibit 3.1 to a Current Report on Form 8-K filed by the Company with the SEC on December 9, 2013.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2013 (in millions):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Aircraft and facility financing renegotiations and rejections (1)	$83	$219
Professional fees	40	79
Other	1	(14)
Total reorganization items, net	$124	$284

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing or facility agreement when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim.

3. Mandatorily Convertible Preferred Stock and Other Bankruptcy Settlement Obligations
The components of Mandatorily convertible preferred stock and other bankruptcy settlement obligations on the condensed consolidated balance sheets are as follows (in millions):

	June 30, 2014	December 31, 2013
AAG Series A Preferred Stock	$—	$3,833
Single-Dip Equity Obligations	317	1,246
Labor-related deemed claim	98	849
Total	$415	$5,928
The AAG Series A Preferred Stock, while outstanding, voted and participated in accordance with the terms of the underlying Certificate of Designation. One quarter of the shares of AAG Series A Preferred Stock initially issued was mandatorily convertible on each of the 30th, 60th, 90th and 120th days after the Effective Date, subject to additional voluntary conversions. The initial stated value of each share of AAG Series A Preferred Stock was $25.00 and accrued dividends at 6.25% per annum, calculated daily, while outstanding. Additionally, AAG Series A Preferred Stock converted to AAG Common Stock based upon the volume weighted average price of the shares of AAG Common Stock on the five trading days immediately preceding the conversion date, at a 3.5% fixed discount, subject to a conversion price floor of $10.875 per share and a conversion price cap of $33.8080 per share, below or above which the conversion rate remains fixed. As of April 8, 2014, all shares of AAG Series A Preferred Stock had been converted into AAG Common Stock.
The Single-Dip Equity Obligations, while outstanding, do not vote or participate in accordance with the terms of the Plan. These equity obligations, representing the amount of total Single-Dip Unsecured Claims not satisfied through the issuance of AAG Series A Preferred Stock at the Effective Date, represented an unconditional obligation to transfer a variable number of shares of AAG Common Stock based predominantly on a fixed monetary amount known at inception, and, as such, were not treated as equity, but rather as liabilities, until the 120th day after emergence, which was April 8, 2014. As of April 8, 2014, the Company has issued shares of AAG Common Stock to satisfy the obligation amount at emergence, plus accrued dividends of 12% per annum, calculated daily, through such date, based on the volume weighted average price of the shares of AAG Common Stock, at a 3.5% discount, as specified in the Plan. The remaining Single-Dip Equity Obligations at June 30, 2014 is the Company’s estimate of its obligation for disputed claims of $317 million and is calculated based on the fair value of the shares expected to be issued, measured as if the obligations were settled using the closing price of AAG Common Stock at June 30, 2014. Additional allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. For accounting purposes, the value of the shares expected to be issued are marked-to market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.
In exchange for employees' contributions to the successful reorganization of the Company, including agreeing to reductions in pay and benefits, the Company agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim, as adjusted, was approximately $1.5 billion. From the Effective Date through June 30, 2014, the Company has made distributions of $961 million in AAG Common Stock and paid approximately $542 million in cash to cover payroll taxes related to the equity distributions. As of June 30, 2014, the liability to certain AMR labor groups and employees of $98 million represents the estimated fair value of the remaining shares expected to be issued in satisfaction of such obligation, measured as if the obligation were settled using the closing price of AAG Common Stock at June 30, 2014. For accounting purposes, the value of the remaining shares expected to be issued to satisfy the labor claim are marked-to market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.
On July 1, 2014, approximately 2.9 million of the approximately 30.4 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. The next planned distribution date is October 1, 2014 for any disputed Single-Dip Unsecured Claims that become allowed after July 1, 2014.

4. Slot Divestiture
As a stipulation for the Merger to be approved by the Department of Justice (DOJ), the Company was required to divest certain slots at Ronald Reagan Washington National Airport (DCA). As of December 31, 2013, the DCA slots to be divested were recorded as assets held for sale and included in Prepaid expenses and other on the consolidated balance sheet. In the first quarter of 2014, the Company divested the required DCA slots and received $307 million in cash as well as 24 slots at John F. Kennedy Airport. The Company recognized a gain of $309 million related to the divestiture, which has been included in Special items, net in the condensed consolidated statement of operations.
5. Special Items
Special items, net on the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mainline operating special items, net (a)	$251	$12	$114	$83

(a)
The 2014 second quarter mainline operating special items totaled a net charge of $251 million, which principally included $163 million of merger integration expenses related to information technology, professional fees, severance, re-branding of aircraft and airport facilities, relocation and training as well as a net $38 million charge for bankruptcy related items primarily reflecting fair value adjustments for bankruptcy settlement obligations and $37 million in charges relating to the buyout of leases associated with certain aircraft. The 2014 six month period mainline operating special items totaled a net charge of $114 million, which principally included $365 million of merger integration expenses, $40 million in charges primarily relating to the buyout of leases associated with certain aircraft and a net $5 million charge for bankruptcy related items as described above. These charges were offset in part by a $309 million gain on the sale of slots at DCA.

The 2013 second quarter mainline operating special items primarily consisted of merger related expenses. The 2013 six month period included $40 million in merger related expenses and a $43 million charge for workers' compensation claims.
The following additional amounts are also included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Regional operating special items, net	$2	$1	$6	$3
Nonoperating special items, net (b)	2	—	50	116
Reorganization items, net (c)	—	124	—	284
Income tax special items, net (d)	337	—	345	—

(b)
The 2014 second quarter and six month period nonoperating special items were primarily due to non-cash interest accretion of $2 million and $33 million, respectively, on the bankruptcy settlement obligations.

The 2013 six month period nonoperating special items consisted of interest charges to recognize post-petition interest expense on unsecured obligations pursuant to the Plan.

(c)
In the 2013 second quarter and six month period, the Company recognized reorganization expenses as a result of the filing of the Chapter 11 Cases. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(d)
During the second quarter, the Company sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, the Company recorded a special non-cash tax provision of $330 million in the statement of operations for the second quarter of 2014 that reverses the non-cash tax provision which was recorded in Other Comprehensive Income (OCI), a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of the Company’s fuel hedging contracts. In accordance with GAAP, the Company retained the $330 million tax provision in OCI until the last contract was settled or terminated. In addition, the Company recorded $7 million in non-cash deferred income tax provision related to certain indefinite-lived intangible assets in the 2014 second quarter. The 2014 six month period included the $330 million non-cash tax provision related to the settlement of fuel hedges discussed above as well as $15 million in non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

6. Earnings (Loss) Per Share
Pursuant to the Plan and the Merger Agreement, holders of AMR common stock formerly traded under the symbol “AAMRQ” received shares of AAG Common Stock principally over the 120-day distribution period following the Effective Date. In accordance with GAAP, the 2013 second quarter and six month period weighted average shares and earnings (loss) per share calculations have been adjusted to retrospectively reflect these distributions which were each made at the rate of approximately 0.7441 shares of AAG Common Stock per share of AAMRQ. Former holders of AAMRQ shares as of the Effective Date may in the future receive additional distributions of AAG Common Stock dependent upon the ultimate distribution of shares of AAG Common Stock to holders of disputed claims. Thus, the shares and related earnings per share (EPS) calculations prior to the Effective Date may change in the future to reflect additional retrospective adjustments for future AAG Common Stock distributions to former holders of AAMRQ shares.
As of June 30, 2014, all shares pursuant to the Plan have been issued and are outstanding for purposes of the Company's basic and diluted EPS calculation in connection with the conversion of AAG Series A Preferred Stock and satisfaction of other bankruptcy settlement obligations related to allowed unsecured claims, including disputed claims, labor-related deemed claims and former holders of AAMRQ shares.
The following table sets forth the computation of basic and diluted earnings (loss) per share (in millions, except share and per share amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic EPS:
Net income (loss)	$864	$220	$1,343	$(122)
Weighted-average common shares outstanding (in thousands)	720,600	249,588	722,286	249,540
Basic EPS	$1.20	$0.88	$1.86	$(0.49)

Diluted EPS:
Net income (loss)	$864	$220	$1,343	$(122)
Interest expense on convertible senior notes	—	7	—	—
Change in fair value of conversion feature on 7.25% convertible senior notes (a)	(2)	—	3	—
Net income (loss) for purposes of computing diluted EPS	$862	$227	$1,346	$(122)
Share computation for diluted EPS (in thousands):
Weighted-average shares outstanding	720,600	249,588	722,286	249,540
Dilutive effect of stock awards	14,167	4,342	13,850	—
Assumed conversion of convertible senior notes	—	34,581	1,915	—
Weighted average common shares outstanding - as adjusted	734,767	288,511	738,051	249,540
Diluted EPS	$1.17	$0.79	$1.82	$(0.49)

The following were excluded from the computation of diluted EPS (in thousands):
Stock options, SARs and RSUs because inclusion would be antidilutive	582	—	307	38
Convertible notes because inclusion would be antidilutive	—	6	—	11

(a)
In March 2014, the Company notified the holders of US Airways Group's 7.25% convertible senior notes that it had elected to settle all future conversions solely in cash instead of shares of AAG Common Stock in accordance with the related indenture. Thus, the diluted shares include the weighted average impact of the 7.25% convertible senior notes only for the period from January 1, 2014 to March 12, 2014. In addition, under GAAP, the Company must adjust the numerator for purposes of calculating diluted earnings per share by the change in fair value of the conversion feature from March 12, 2014 to May 15, 2014, which increased (decreased) GAAP net income for purposes of computing diluted earnings per share by $(2) million and $3 million, respectively, for the three and six months ended June 30, 2014.

7. Debt
Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2014	December 31, 2013
Secured
American
Secured indebtedness, fixed and variable interest rates ranging from 1.43% to 8.10%, maturing from 2014 to 2026	$1,862	$2,140
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 4.00% to 7.00%, maturing from 2017 to 2025	3,415	3,516
Special facility revenue bonds, fixed interest rates ranging from 7.125% to 8.50%, maturing from 2016 to 2031	1,313	1,313
Senior secured credit facility, variable interest rate of 3.75%, installments through 2019	1,881	1,891
7.50% senior secured notes, interest only payments until due in 2016	900	1,000
AAdvantage Miles advance purchase, effective rate of 8.30%, installments through 2017	524	611
Other secured obligations, fixed interest rates ranging from 4.19% to 12.24%, maturing from 2014 to 2035	715	380
Total American secured debt	10,610	10,851
US Airways Group
2013 Citicorp Credit Facility tranche B-1, variable interest rate of 3.50%, installments through 2019	990	1,000
2013 Citicorp Credit Facility tranche B-2, variable interest rate of 3.00%, installments through 2016	594	600
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.95% to 11.00%, maturing from 2014 to 2025	2,863	2,515
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.55% to 8.48%, maturing from 2015 to 2029	1,193	1,330
Other secured obligations, fixed interest rates ranging from 5.20% to 8.00%, maturing from 2014 to 2015	45	47
Total US Airways Group secured debt	5,685	5,492
Total AAG secured debt	16,295	16,343
Unsecured
US Airways Group
6.125% senior notes, interest only payments until due in 2018	500	500
7.25% convertible senior notes	—	22
Industrial development bonds, fixed interest rate of 6.30%	—	29
Total US Airways Group unsecured debt	500	551
Total AAG unsecured debt	500	551
Total long-term debt and capital lease obligations	16,795	16,894
Less: total unamortized debt discount	67	95
Less: current maturities	1,523	1,446
Long-term debt and capital lease obligations, net of current maturities	$15,205	$15,353
Other Secured Indebtedness (American and US Airways)
In the first six months of 2014, US Airways issued $481 million of equipment notes in two series under its 2013-1 EETCs completed in April 2013: Series A equipment notes in the amount of $364 million bearing interest at 3.95% per annum and Series B equipment notes in the amount of $117 million bearing interest at 5.375% per annum. The equipment notes are secured by liens on aircraft.
In May 2014, the Company prepaid $113 million principal amount of outstanding debt secured by certain aircraft.

In June 2014, American entered into a loan agreement to borrow $53 million in connection with financing certain aircraft deliveries. The notes mature in 2026 and bear interest at a rate of LIBOR plus an applicable margin.
Senior Secured Notes (American)
In March 2014, American prepaid $100 million of its 7.50% senior secured notes at a redemption price of 103% of principal amount plus accrued and unpaid interest.
Obligations Associated with Special Facility Revenue Bonds (American and US Airways)
In June 2014, the Company prepaid $51 million of obligations, of which $29 million was reflected as debt on its balance sheet, associated with special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities. Also in June, the Company gave notice that it intends to prepay an additional $261 million of special facility bond related obligations in the third quarter of 2014, of which $106 million is reflected as debt on its balance sheet. The off-balance sheet portion of these obligations are accounted for as operating leases.
7.25% Convertible Notes (US Airways Group)
In March 2014, the Company notified the holders of US Airways Group's 7.25% convertible notes that it had elected to settle solely in cash instead of shares of AAG Common Stock all conversions during the period beginning on March 15, 2014 and ending on, and including, the second scheduled trading day immediately preceding the maturity date of May 15, 2014. In May 2014, the Company settled all outstanding 7.25% convertible notes in cash for approximately $175 million.
Guarantees
In March 2014, AAG, US Airways Group and US Airways entered into amended and restated guarantees of the payment obligations of US Airways under the equipment notes relating to each of its Series 2010-1, 2011-1, 2012-1, 2012-2 and 2013-1 Pass Through Certificates the result of which was to add AAG as a guarantor of such equipment notes on a joint and several basis with US Airways Group. Refer to Note 15 for further information.
8. Income Taxes
As a result of the Merger, US Airways Group and its subsidiaries are included in the AAG consolidated federal and state income tax returns for the three and six months ended June 30, 2014. The Merger resulted in a statutory "ownership change" on December 9, 2013, as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), which limits the Company's future ability to utilize NOLs generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The general limitation rules for a debtor in a bankruptcy case are liberalized where an ownership change occurs upon emergence from bankruptcy. The Company's ability to utilize any new NOLs arising after the ownership change is not affected.
At December 31, 2013, the Company had approximately $10.6 billion of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2014, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. These NOLs include an unrealized tax benefit of $762 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. The Company also had approximately $4.7 billion of gross NOLs to reduce future state taxable income at December 31, 2013, which will expire in years 2014 through 2033 if unused. At December 31, 2013, the Company had an Alternative Minimum Tax (AMT) credit carryforward of approximately $370 million available for federal income tax purposes, which is available for an indefinite period. The Company's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2013, the federal and state valuation allowances were $4.6 billion and $415 million, respectively. In accordance with GAAP, utilization of the NOLs after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset the Company's tax provision dollar for dollar.
During the second quarter of 2014, the Company sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, the Company recorded a special non-cash tax provision of $330 million in the statement of operations for the second quarter of 2014 that reverses the non-cash tax provision which was recorded in OCI, a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of the Company’s fuel hedging contracts. In accordance with GAAP, the Company retained the $330 million tax provision in OCI until the last contract was settled or terminated. In addition, the Company recorded a special $7 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets in the 2014 second quarter. The 2014 six month period included the $330 million non-cash tax provision related to the settlement of fuel hedges discussed above as well as a special $15 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.
For the three and six months ended June 30, 2014, the Company recorded $3 million and $8 million, respectively, of state and international income tax expense related to certain states and countries where NOLs were limited or unavailable to be used.
The Company did not record an income tax provision in the 2013 second quarter. For the six months ended June 30, 2013, the Company reported a loss before income taxes and recorded an income tax benefit of approximately $22 million as a result of the American Taxpayer Relief Act of 2012.
9. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The Company's short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2014.
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2014
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2)
Money market funds	$195	$195	$—	$—
Government agency investments	921	—	921	—
Repurchase agreements	248	—	248	—
Corporate obligations	5,410	—	5,410	—
Bank notes / Certificates of deposit / Time deposits	1,475	—	1,475	—
	8,249	195	8,054	—
Restricted cash and short-term investments (1)	882	851	31	—
Total	$9,131	$1,046	$8,085	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in Accumulated other comprehensive income (loss) at each measurement date.

(2)
The Company's short-term investments mature in one year or less except for $2.0 billion of corporate obligations, $525 million of Bank notes/Certificates of deposit/Time deposits and $469 million of U.S. government agency investments.

There were no Level 1 to Level 2 transfers during the six months ended June 30, 2014. The Company's policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.
All of the Company's short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are reflected as a component of Accumulated other comprehensive income (loss).
Venezuela Cash and Short-term Investments
As of June 30, 2014, approximately $791 million of the Company’s unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.53 bolivars to the dollar. This includes approximately $94 million valued at 4.3 bolivars, approximately $611 million valued at 6.3 bolivars, and approximately $86 million valued at 10.6 bolivars, with the rate depending on the date the Company submitted its repatriation request to the Venezuelan government. In the first quarter of 2014, the Venezuelan government announced that a newly-implemented system (SICAD I) will determine the exchange rate (which fluctuates as determined by weekly auctions and at June 30, 2014 was 10.6 bolivars to the dollar) for repatriation of cash proceeds from ticket sales after January 1, 2014, and introduced new procedures for approval of repatriation of local currency. The Company is continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. However, pending further repatriation of funds, and due to the significant decrease in demand for air travel resulting from the effective devaluation of the bolivar, the Company recently significantly reduced capacity in this market. The Company is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of these and other currency risks.
Fair Value of Debt
The fair values of the Company’s long-term debt were estimated using quoted market prices or discounted cash flow analyses, based on the Company’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If the Company’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
In connection with the Merger, US Airways Group's long-term debt was recorded at fair value as of December 9, 2013 using the acquisition method of accounting in accordance with ASC 805, "Business Combinations" and was determined by discounting the future contractual principal and interest payments using a market interest rate.
The carrying value and estimated fair value of the Company’s long-term debt, including current maturities, were as follows (in millions):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$16,728	$17,564	$16,799	$17,035

10. Retirement Benefits
The following tables provide the components of net periodic benefit cost (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
Three Months Ended June 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$2	$1	$1	$—
Interest cost	185	163	16	13
Expected return on assets	(197)	(180)	(5)	(4)
Settlements	1	—	—	—
Amortization of:
Prior service cost (benefit)	7	7	(59)	(61)
Unrecognized net loss (gain)	12	23	(2)	(2)
Net periodic benefit cost	$10	$14	$(49)	$(54)

	Pension Benefits		Retiree Medical and Other Benefits
Six Months Ended June 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$2	$2	$1	$—
Interest cost	371	326	31	26
Expected return on assets	(393)	(360)	(10)	(8)
Settlements	3	—	—	—
Amortization of:
Prior service cost (benefit)	14	14	(120)	(122)
Unrecognized net loss (gain)	23	46	(4)	(4)
Net periodic benefit cost	$20	$28	$(102)	$(108)
Effective November 1, 2012, the Company's defined benefit pension plans were frozen.
The Company is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010, and the Moving Ahead for Progress in the 21st Century Act of 2012. During the first six months of 2014, the Company contributed $71 million to its defined benefit pension plans. On July 15, 2014, the Company contributed an additional $37 million to its defined benefit pension plans.

11. Financial Instruments
Fuel Hedging Contracts
    The Company has not entered into any fuel hedges since December 9, 2013. As of June 30, 2014, the Company does not have any fuel hedging contracts outstanding. During the second quarter of 2014, the Company sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. The cash proceeds on these sales totaled $71 million which exceeded the current value of the portfolio. Approximately $25 million of the resulting gain was credited to OCI and will be recognized as a credit to fuel expense in the period the hedged fuel is scheduled to be consumed (the third quarter of 2014 through the second quarter of 2015).  For the three months ended June 30, 2014 and 2013, the Company recognized a net gain of approximately $2 million and a net loss of approximately $31 million, respectively, and for the six months ended June 30, 2014 and 2013, the Company recognized a net gain of less than one million and a net loss of approximately $23 million, respectively, as a component of aircraft fuel expense on the accompanying condensed consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges.
The impact of aircraft fuel derivative instruments on the Company’s condensed consolidated statements of operations is depicted below (in millions):

	Location in condensed consolidated statements of operations	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Amount of gain (loss) reclassified from accumulated OCI into income (1)	Aircraft fuel and related taxes	$(5)	$(13)	$(12)	$(12)
Amount of gain (loss) recognized in income on derivative (2)	Aircraft fuel and related taxes	7	(18)	12	(11)
Amount of gain (loss) recognized in condensed consolidated statements of operations (3)	Aircraft fuel and related taxes	$2	$(31)	$—	$(23)
(1)    Includes the effective portion of hedge gain (loss)
(2)    Includes the ineffective portion of hedge gain (loss)
(3)    Includes the effective and ineffective portion of hedge gain (loss)
The impact of aircraft fuel derivative instruments on the Company’s condensed consolidated statements of comprehensive income (loss) is depicted below (in millions):

	Location	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Amount of (gain) loss reclassified from accumulated OCI into income (1)	Reclassification into earnings	$5	$13	$12	$12
Amount of gain (loss) recognized in OCI on derivative (1)	Change in fair value	23	(56)	(34)	(70)
Amount of gain (loss) recognized in condensed consolidated statements of comprehensive income		$28	$(43)	$(22)	$(58)
(1)    Includes the effective portion of hedge gain (loss)
While certain of the Company's fuel derivatives were subject to enforceable master netting agreements with its counterparties, the Company did not offset its fuel derivative assets and liabilities in its condensed consolidated balance sheets. The Company had a gross asset of $109 million as of December 31, 2013 for its aircraft fuel derivative instruments, which was reflected in Prepaid expenses and other on the accompanying condensed consolidated balance sheet. The Company had no cash collateral posted or received as of December 31, 2013.

12. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and retiree medical liability	Net unrealized change on investments	Derivative financial instruments	Income tax benefit (expense)	Total
Balance at December 31, 2013	$(887)	$(2)	$67	$(1,210)	$(2,032)
Other comprehensive loss before reclassifications	(17)	—	(54)	—	(71)
Amounts reclassified from accumulated other comprehensive income (loss)	(87)	2	12	330	257
Net current period other comprehensive income (loss)	(104)	2	(42)	330	186
Balance at June 30, 2014	$(991)	$—	$25	$(880)	$(1,846)
Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 are as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income (loss) is presented
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization of pension and retiree medical liability:
Prior service cost	$(52)	$(54)	$(106)	$(108)	Salaries, wages and benefits
Actuarial loss	10	21	19	42	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	5	13	12	12	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	—	1	2	—	Other, net
Income tax benefit (expense):
Reversal of non-cash tax provision	330	—	330	—	Income tax provision (benefit)
Total reclassifications for the period	$293	$(19)	$257	$(54)
During the second quarter of 2014, the Company sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, the Company recorded a special non-cash tax provision of $330 million in the statement of operations for the second quarter of 2014 that reverses the non-cash tax provision which was recorded in OCI, a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of the Company’s fuel hedging contracts. In accordance with GAAP, the Company retained the $330 million tax provision in OCI until the last contract was settled or terminated. The 2014 six month period included the $330 million non-cash tax provision related to the settlement of fuel hedges discussed above.

13. Regional Expenses
Expenses associated with the Company's wholly-owned regional airlines and third-party regional carriers operating under the brand names American Eagle and US Airways Express are classified as Regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Aircraft fuel and related taxes	$535	$260	$1,035	$525
Salaries, wages and benefits	271	167	536	339
Capacity purchases from third-party regional carriers	371	45	722	79
Maintenance, materials and repairs	82	69	169	141
Other rent and landing fees	105	59	202	118
Aircraft rent	9	—	18	—
Selling expenses	87	35	159	71
Depreciation and amortization	50	41	103	83
Special items, net	2	1	6	3
Other	145	92	301	190
Total regional expenses	$1,657	$769	$3,251	$1,549
14. Legal Proceedings
Chapter 11 Cases. As previously disclosed, on the Petition Date, November 29, 2011, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On October 21, 2013, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by the Merger Agreement pursuant to which Merger Sub merged with and into US Airways Group, with US Airways Group surviving as a wholly-owned subsidiary of AAG. From the Petition Date through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Bankruptcy Court, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the Bankruptcy Court to determine the amount, if any, of such litigation claims for purposes of treatment under the Plan.
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of June 30, 2014, approximately 30.4 million shares of AAG Common Stock were held in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, AAG is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. On July 1, 2014, approximately 2.9 million of the approximately 30.4 million shares held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.

There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employee benefits are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American's motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees' benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. The Company's financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding.
Merger Class Action. On March 1, 2013, a complaint captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605, was filed as a putative class action on behalf of the stockholders of US Airways Group in the Superior Court for Maricopa County, Arizona. On July 3, 2013, an amended complaint, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605, was filed with the same court. The amended complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors failed to maximize the value of US Airways Group in connection with the Merger and that US Airways Group aided and abetted those breaches of fiduciary duty. The relief sought in the amended complaint included an injunction against the Merger, or rescission in the event it has been consummated. The court in the above-referenced action denied the plaintiff’s motion for a temporary restraining order that had sought to enjoin the US Airways Group Annual Meeting of Stockholders. On May 6, 2014, the court granted defendants' motion to dismiss this action. On May 27, 2014, plaintiff filed a motion for reconsideration of the court's decision to dismiss the action, and that motion was denied and judgment entered in favor of the defendants, and the complaint was dismissed with prejudice, on July 14, 2014. As of the date of this report, the Company does not know if the plaintiff will appeal the dismissal.
Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the plaintiffs moved to amend their complaint to add additional factual allegations, a claim for money damages and a request for preliminary injunctive relief requiring the carriers to hold separate their assets. On March 14, 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs' requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets. On June 2, 2014, plaintiffs filed an amended motion for leave to file a second amended and supplemental complaint, which motion is currently being briefed by the parties. There is currently no trial date set. The Company believes this lawsuit is without merit and intends to vigorously defend against the allegations.
US Airways Sabre Matter. On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, Sabre) in Federal District Court for the Southern District of New York. The lawsuit, as amended to date, alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its market power by restricting the Company's ability to distribute its products to its customers. The lawsuit also alleges that these actions have permitted Sabre to charge supracompetitive booking fees and to use technologies that are not as robust and as efficient as alternatives in a competitive market. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. On April 1, 2014, Sabre filed motions for summary judgment that are pending before the court. The Company intends to pursue its claims against Sabre vigorously, but there can be no assurance of the outcome of this litigation.
General. The Company and its subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within the control of the Company. Therefore, although the Company will vigorously defend itself in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on the Company are uncertain.

15. Financial Information for Subsidiary Guarantors and Non-guarantor Subsidiaries
There are various cross-guarantees among the Company, American, US Airways Group and US Airways with respect to publicly held debt securities. In connection with the Merger, the Company and American entered into a second supplemental indenture under which they jointly and severally guaranteed the payment of obligations associated with US Airways Group's 6.125% senior notes. In addition, on March 31, 2014, the Company, US Airways Group and US Airways entered into amended and restated guarantees of the payment obligations of US Airways under the equipment notes relating to each of its Series 2010-1, 2011-1, 2012-1, 2012-2 and 2013-1 Pass Through Certificates the result of which was to add AAG as a guarantor of such equipment notes on a joint and several basis with US Airways Group.
In connection with the issuance of these guarantees, in accordance with Rule 3-10 of Regulation S-X and Rule 12h-5 under the Securities Exchange Act of 1934, as amended, US Airways Group and US Airways discontinued filing separate periodic and current reports with the SEC. As a result, in accordance with Rule 3-10, the Company is required to present the following condensed consolidating financial information for the periods after Merger close for American Airlines Group Parent, American, US Airways Group Parent, US Airways and all other non-guarantor subsidiaries, together with the consolidating adjustments necessary to present the Company’s results on a consolidated basis.

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended June 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues
Mainline passenger	$—	$5,352	$—	$2,861	$—	$—	$8,213
Regional passenger	—	786	—	921	—	—	1,707
Cargo	—	178	—	43	—	—	221
Other	—	837	—	408	744	(775)	1,214
Total operating revenues	—	7,153	—	4,233	744	(775)	11,355
Operating expenses
Aircraft fuel and related taxes	—	1,897	—	933	—	—	2,830
Salaries, wages and benefits	—	1,441	—	720	195	(193)	2,163
Regional expenses	—	804	—	867	—	(14)	1,657
Maintenance, materials and repairs	—	346	—	168	80	(80)	514
Other rent and landing fees	—	289	—	152	7	(7)	441
Aircraft rent	—	214	—	102	22	(26)	312
Selling expenses	—	282	—	120	—	—	402
Depreciation and amortization	—	220	—	100	10	(11)	319
Special items, net	(2)	179	—	74	—	—	251
Other	2	763	—	319	427	(444)	1,067
Total operating expenses	—	6,435	—	3,555	741	(775)	9,956
Operating income	—	718	—	678	3	—	1,399
Nonoperating income (expense)
Interest income	2	6	1	3	—	(4)	8
Interest expense, net	—	(139)	(10)	(69)	—	4	(214)
Equity in earnings of subsidiaries	863	—	595	—	—	(1,458)	—
Other, net	—	16	3	(6)	1	(3)	11
Total nonoperating income (expense), net	865	(117)	589	(72)	1	(1,461)	(195)
Income before income taxes	865	601	589	606	4	(1,461)	1,204
Income tax provision (benefit)	(3)	336	—	1	6	—	340
Net income (loss)	$868	$265	$589	$605	$(2)	$(1,461)	$864

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
(In millions)(Unaudited)

	Six Months Ended June 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Operating revenues
Mainline passenger	$—	$10,258	$—	$5,213	$—	$—	$15,471
Regional passenger	—	1,455	—	1,659	—	—	3,114
Cargo	—	346	—	82	—	—	428
Other	—	1,563	—	826	1,488	(1,539)	2,338
Total operating revenues	—	13,622	—	7,780	1,488	(1,539)	21,351
Operating expenses
Aircraft fuel and related taxes	—	3,768	—	1,773	—	—	5,541
Salaries, wages and benefits	—	2,839	—	1,439	392	(388)	4,282
Regional expenses	—	1,562	—	1,696	—	(7)	3,251
Maintenance, materials and repairs	—	678	—	321	165	(165)	999
Other rent and landing fees	—	574	—	292	15	(15)	866
Aircraft rent	—	430	—	205	43	(47)	631
Selling expenses	—	566	—	238	—	—	804
Depreciation and amortization	—	434	—	195	20	(23)	626
Special items, net	22	(37)	—	129	3	(3)	114
Other	4	1,512	—	626	857	(891)	2,108
Total operating expenses	26	12,326	—	6,914	1,495	(1,539)	19,222
Operating income (loss)	(26)	1,296	—	866	(7)	—	2,129
Nonoperating income (expense)
Interest income	4	13	1	4	1	(8)	15
Interest expense, net	(4)	(307)	(20)	(134)	—	8	(457)
Equity in earnings of subsidiaries	1,314	—	712	—	—	(2,026)	—
Other, net	—	11	(53)	(3)	1	53	9
Total nonoperating income (expense), net	1,314	(283)	640	(133)	2	(1,973)	(433)
Income (loss) before income taxes	1,288	1,013	640	733	(5)	(1,973)	1,696
Income tax provision (benefit)	(2)	347	—	2	6	—	353
Net income (loss)	$1,290	$666	$640	$731	$(11)	$(1,973)	$1,343

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended June 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income (loss)	$868	$265	$589	$605	$(2)	$(1,461)	$864
Other comprehensive loss before tax:
Defined benefit pension plans and retiree medical	—	(58)	—	(1)	—	—	(59)
Derivative financial instruments:
Change in fair value	(2)	15	—	—	—	—	13
Reclassification into earnings	—	5	—	—	—	—	5
Net unrealized gain (loss) on investments:
Net change in value	2	(2)	—	—	—	—	—
Other comprehensive loss before tax	—	(40)	—	(1)	—	—	(41)
Reversal of non-cash tax provision	2	328	—	—	—	—	330
Comprehensive income (loss)	$870	$553	$589	$604	$(2)	$(1,461)	$1,153

	Six Months Ended June 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net income (loss)	$1,290	$666	$640	$731	$(11)	$(1,973)	$1,343
Other comprehensive loss before tax:
Defined benefit pension plans and retiree medical	—	(102)	—	(2)	—	—	(104)
Derivative financial instruments:
Change in fair value	(2)	(52)	—	—	—	—	(54)
Reclassification into earnings	—	12	—	—	—	—	12
Net unrealized loss on investments:
Net change in value	2	—	—	—	—	—	2
Other comprehensive loss before tax	—	(142)	—	(2)	—	—	(144)
Reversal of non-cash tax provision	2	328	—	—	—	—	330
Comprehensive income (loss)	$1,292	$852	$640	$729	$(11)	$(1,973)	$1,529

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)(Unaudited)

	June 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
ASSETS
Current assets
Cash	$1	$981	$1	$222	$5	$—	$1,210
Short-term investments	—	4,822	—	3,425	2	—	8,249
Restricted cash and short-term investments	—	650	—	232	—	—	882
Accounts receivable, net	—	1,502	—	471	15	(7)	1,981
Receivables from related parties,net	2,282	116	173	645	521	(3,737)	—
Aircraft fuel, spare parts and supplies, net	—	633	—	396	64	—	1,093
Prepaid expenses and other	—	581	—	989	21	(40)	1,551
Total current assets	2,283	9,285	174	6,380	628	(3,784)	14,966
Operating property and equipment	—	14,789	—	6,167	280	—	21,236
Other assets
Investment in subsidiaries	1,768	—	6,078	—	—	(7,846)	—
Goodwill	—	—	—	4,089	—	—	4,089
Intangibles, net of accumulated amortization	—	872	—	1,458	—	—	2,330
Other assets	43	2,002	—	145	35	(35)	2,190
Total other assets	1,811	2,874	6,078	5,692	35	(7,881)	8,609
Total assets	$4,094	$26,948	$6,252	$18,239	$943	$(11,665)	$44,811

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$—	$1,003	$—	$520	$—	$—	$1,523
Accounts payable	—	1,258	—	351	44	—	1,653
Payables to related parties, net	—	2,643	633	221	240	(3,737)	—
Air traffic liability	—	3,902	—	1,781	—	—	5,683
Frequent flyer liability	—	1,741	—	1,138	—	—	2,879
Other accrued liabilities	—	2,066	2	1,147	149	(14)	3,350
Total current liabilities	—	12,613	635	5,158	433	(3,751)	15,088
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	7	9,585	523	5,125	—	(35)	15,205
Pensions and postretirement benefits	—	5,568	—	108	28	—	5,704
Mandatorily convertible preferred stock and other bankruptcy settlement obligations	—	415	—	—	—	—	415
Other liabilities	1	2,532	—	1,805	280	(305)	4,313
Total noncurrent liabilities	8	18,100	523	7,038	308	(340)	25,637
Stockholders’ equity (deficit)
Common stock	7	—	—	—	—	—	7
Additional paid-in capital	15,879	10,404	4,653	5,492	198	(20,747)	15,879
Treasury stock	(1)	—	—	—	—	—	(1)
Accumulated other comprehensive income (loss)	(1,846)	(1,966)	10	10	—	1,946	(1,846)
Retained earnings (deficit)	(9,953)	(12,203)	431	541	4	11,227	(9,953)
Total stockholders’ equity (deficit)	4,086	(3,765)	5,094	6,043	202	(7,574)	4,086
Total liabilities and stockholders’ equity (deficit)	$4,094	$26,948	$6,252	$18,239	$943	$(11,665)	$44,811

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING BALANCE SHEET
(In millions)(Unaudited)

	December 31, 2013
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
ASSETS
Current assets
Cash	$1	$829	$1	$303	$6	$—	$1,140
Short-term investments	—	5,162	—	2,947	2	—	8,111
Restricted cash and short-term investments	—	702	—	333	—	—	1,035
Accounts receivable, net	—	1,186	—	357	17	—	1,560
Receivables from related parties, net	2,468	—	144	407	459	(3,478)	—
Aircraft fuel, spare parts and supplies, net	—	620	—	296	96	—	1,012
Prepaid expenses and other	—	702	—	857	20	(114)	1,465
Total current assets	2,469	9,201	145	5,500	600	(3,592)	14,323
Operating property and equipment	—	13,469	—	5,506	284	—	19,259
Other assets
Investment in subsidiaries	—	—	5,317	—	—	(5,317)	—
Goodwill	—	—	—	4,086	—	—	4,086
Intangibles, net of accumulated amortization	—	812	—	1,496	3	—	2,311
Other assets	42	2,130	—	131	30	(34)	2,299
Total other assets	42	2,942	5,317	5,713	33	(5,351)	8,696
Total assets	$2,511	$25,612	$5,462	$16,719	$917	$(8,943)	$42,278

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt and capital leases	$—	$957	$22	$467	$—	$—	$1,446
Accounts payable	—	1,013	—	304	51	—	1,368
Payables to related parties, net	—	2,807	408	50	213	(3,478)	—
Air traffic liability	—	3,145	—	1,235	—	—	4,380
Frequent flyer liability	—	1,760	—	1,245	—	—	3,005
Other accrued liabilities	—	2,237	103	1,137	139	(9)	3,607
Total current liabilities	—	11,919	533	4,438	403	(3,487)	13,806
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	7	9,852	523	5,005	—	(34)	15,353
Pensions and postretirement benefits	—	5,693	—	109	26	—	5,828
Mandatorily convertible preferred stock and other bankruptcy settlement obligations	435	5,424	—	—	69	—	5,928
Negative investment in subsidiaries	4,799	—	—	—	—	(4,799)	—
Other liabilities	1	2,384	—	1,905	277	(473)	4,094
Total noncurrent liabilities	5,242	23,353	523	7,019	372	(5,306)	31,203
Stockholders’ equity (deficit)
Common stock	5	—	—	—	—	—	5
Additional paid-in capital	10,592	5,361	4,602	5,441	126	(15,530)	10,592
Accumulated other comprehensive income (loss)	(2,032)	(2,152)	12	12	—	2,128	(2,032)
Retained earnings (deficit)	(11,296)	(12,869)	(208)	(191)	16	13,252	(11,296)
Total stockholders’ equity (deficit)	(2,731)	(9,660)	4,406	5,262	142	(150)	(2,731)
Total liabilities and stockholders’ equity (deficit)	$2,511	$25,612	$5,462	$16,719	$917	$(8,943)	$42,278

AMERICAN AIRLINES GROUP INC.
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30, 2014
	American Airlines Group (Parent Company Only)	American	US Airways Group (Parent Company Only)	US Airways	Non-Guarantor Subsidiaries	Eliminations and Reclassifications	American Airlines Group Inc. Consolidated
Net cash provided by operating activities	$—	$1,683	$—	$931	$23	$—	$2,637
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	—	(1,828)	—	(626)	(26)	(198)	(2,678)
Decrease (increase) in investments	—	340	—	(478)	—	—	(138)
Decrease in restricted cash and short-term investments	—	52	—	101	—	—	153
Net proceeds from slot transaction	—	299	—	8	—	—	307
Funds transferred to affiliates	—	(198)	—	—	—	198	—
Proceeds from sale of property and equipment	—	7	—	—	2	—	9
Net cash used in investing activities	—	(1,328)	—	(995)	(24)	—	(2,347)
Cash flows from financing activities:
Payments on long-term debt and capital leases	—	(655)	—	(314)	—	(176)	(1,145)
Proceeds from issuance of long-term debt	—	53	—	481	—	—	534
Exercise of stock options	—	—	—	9	—	—	9
Deferred financing costs	—	(5)	—	(2)	—	—	(7)
Sale-leaseback transactions	—	411	—	—	—	—	411
Treasury stock repurchases	—	(7)	—	(21)	—	—	(28)
Funds transferred to affiliates	—	—	—	(176)	—	176	—
Other financing activities	—	—	—	6	—	—	6
Net cash used in financing activities	—	(203)	—	(17)	—	—	(220)
Net increase (decrease) in cash	—	152	—	(81)	(1)	—	70
Cash at beginning of period	1	829	1	303	6	—	1,140
Cash at end of period	$1	$981	$1	$222	$5	$—	$1,210

16. Subsequent Events
Capital Deployment Program
On July 23, 2014, the Company’s Board of Directors authorized a $1.0 billion share repurchase program to be completed no later than December 31, 2015. Shares repurchased under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Additionally on June 23, 2014, the Board of Directors declared a $0.10 per share dividend for stockholders of record on August 4, 2014, and payable on August 18, 2014.
The program described above does not obligate the Company to repurchase any specific number of shares or continue a dividend for any fixed period, and may be suspended at any time at management’s discretion.
Redemption of 7.50% Senior Secured Notes
On July 23, 2014, the Company gave irrevocable notice calling for the redemption of the $900 million principal amount of 7.50% senior secured notes due March 31, 2016 that remain outstanding at a redemption price of 103.75% of the principal amount plus accrued and unpaid interest. These notes will be required to be redeemed on August 22, 2014.
Pension Prefunding
On July 23, 2014, the Company's Board of Directors approved plans to make supplemental contributions of up to $600 million to its defined benefit plans in 2014. These contributions would be above and beyond the $120 million minimum required contributions for 2014.

ITEM 1B.	AMERICAN AIRLINES, INC. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues
Mainline passenger	$5,352	$4,888	$10,258	$9,502
Regional passenger	786	752	1,455	1,431
Cargo	178	169	346	325
Other	837	628	1,563	1,264
Total operating revenues	7,153	6,437	13,622	12,522
Operating expenses
Aircraft fuel and related taxes	1,897	1,880	3,768	3,814
Salaries, wages and benefits	1,441	1,282	2,839	2,546
Regional expenses	804	761	1,562	1,528
Maintenance, materials and repairs	346	317	678	643
Other rent and landing fees	289	284	574	572
Aircraft rent	214	181	430	346
Selling expenses	282	273	566	563
Depreciation and amortization	220	207	434	411
Special items, net	179	12	(37)	83
Other	763	739	1,512	1,449
Total operating expenses	6,435	5,936	12,326	11,955
Operating income	718	501	1,296	567
Nonoperating income (expense)
Interest income	6	5	13	9
Interest expense, net of capitalized interest	(139)	(147)	(307)	(315)
Other, net	16	(7)	11	(33)
Total nonoperating expense, net	(117)	(149)	(283)	(339)
Income before reorganization items, net	601	352	1,013	228
Reorganization items, net	—	(124)	—	(283)
Income (loss) before income taxes	601	228	1,013	(55)
Income tax provision (benefit)	336	—	347	(30)
Net income (loss)	$265	$228	$666	$(25)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$265	$228	$666	$(25)
Other comprehensive loss before tax:
Defined benefit pension plans and retiree medical	(58)	(33)	(102)	(66)
Derivative financial instruments:
Change in fair value	15	(41)	(52)	(56)
Reclassification into earnings	5	13	12	12
Net unrealized gain (loss) on investments:
Net change in value	(2)	1	—	—
Other comprehensive loss before tax	(40)	(60)	(142)	(110)
Reversal of non-cash tax provision	328	—	328	—
Comprehensive income (loss)	$553	$168	$852	$(135)
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except shares and per share amounts)(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash	$981	$829
Short-term investments	4,822	5,162
Restricted cash and short-term investments	650	702
Accounts receivable, net	1,502	1,186
Aircraft fuel, spare parts and supplies, net	633	620
Receivable from affiliates	116	—
Prepaid expenses and other	581	702
Total current assets	9,285	9,201
Operating property and equipment
Flight equipment	20,076	18,534
Ground property and equipment	5,090	5,002
Equipment purchase deposits	861	847
Total property and equipment, at cost	26,027	24,383
Less accumulated depreciation and amortization	(11,238)	(10,914)
Total property and equipment, net	14,789	13,469
Other assets
Intangibles, net of accumulated amortization of $381 and $375, respectively	872	812
Other assets	2,002	2,130
Total other assets	2,874	2,942
Total assets	$26,948	$25,612
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities
Current maturities of long-term debt and capital leases	$1,003	$957
Accounts payable	1,258	1,013
Accrued salaries and wages	560	659
Air traffic liability	3,902	3,145
Frequent flyer liability	1,741	1,760
Payable to affiliates	2,643	2,807
Other accrued liabilities	1,506	1,578
Total current liabilities	12,613	11,919
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	9,585	9,852
Pension and postretirement benefits	5,568	5,693
Deferred gains and credits, net	273	278
Bankruptcy settlement obligations	415	5,424
Other liabilities	2,259	2,106
Total noncurrent liabilities	18,100	23,353
Commitments and contingencies
Stockholder's deficit
Common stock - $1 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	10,404	5,361
Accumulated other comprehensive loss	(1,966)	(2,152)
Accumulated deficit	(12,203)	(12,869)
Total stockholder's deficit	(3,765)	(9,660)
Total liabilities and stockholder's deficit	$26,948	$25,612
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)(Unaudited)

	Six Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$1,683	$1,855
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(1,828)	(1,799)
Decrease (increase) in short-term investments	340	(2,196)
Decrease (increase) in restricted cash and short-term investments	52	(13)
Net proceeds from slot transaction	299	—
Funds transferred to affiliates	(198)	—
Proceeds from sale of property and equipment	7	22
Net cash used in investing activities	(1,328)	(3,986)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(655)	(551)
Proceeds from issuance of long-term debt	53	1,684
Deferred financing costs	(5)	(30)
Sale-leaseback transactions	411	1,132
Treasury stock repurchases	(7)	—
Funds transferred to affiliates	—	16
Other financing activities	—	5
Net cash provided by (used in) financing activities	(203)	2,256
Net increase in cash	152	125
Cash at beginning of period	829	474
Cash at end of period	$981	$599

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$4,998	$—
Capital lease obligations	361	—
Supplemental information:
Interest paid, net of amounts capitalized	226	190
Income tax paid	3	5
See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Basis of Presentation
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of American should be read in conjunction with the consolidated financial statements contained in American's Annual Report on Form 10-K for the year ended December 31, 2013. American is a wholly-owned subsidiary of American Airlines Group Inc. (AAG). Certain prior period amounts have been reclassified to conform to the current year financial statement presentation as described below. All significant intercompany transactions have been eliminated.
Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of long-lived and intangible assets, the frequent traveler program, pensions and retiree medical and other benefits and the deferred tax asset valuation allowance.
Chapter 11 Matters
In accordance with GAAP, the Debtors (as defined in Note 2 below) applied ASC 852 "Reorganizations" (ASC 852) in preparing the condensed consolidated financial statements for periods subsequent to the Chapter 11 Cases (as defined in Note 2 below). ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases for the 2013 period are presented in Reorganization items, net on the accompanying condensed consolidated statement of operations.

Reclassifications
Certain prior period amounts have been reclassified between various financial statement line items to conform to the current year financial statement presentation. These reclassifications do not impact the historic net loss and are comprised principally of the following items:

•	Reclassifications between various operating income line items to conform the presentation of Cargo and Other revenues.

•	Reclassifications between various operating expense line items to conform the presentation of Regional expenses.

•	Reclassifications between Other nonoperating income (expense), net and Operating expenses to conform the presentation of foreign currency gains and losses.
The following table summarizes the historical and revised financial statement amounts for American (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013		2013
	As Reclassified	Historical	As Reclassified	Historical
Operating revenues:
Mainline passenger	$4,888	$4,888	$9,502	$9,502
Regional passenger	752	752	1,431	1,431
Cargo	169	167	325	322
Other	628	630	1,264	1,267
Total operating revenues	6,437	6,437	12,522	12,522
Operating expenses:
Aircraft fuel and related taxes	1,880	2,139	3,814	4,338
Salaries, wages and benefits	1,282	1,286	2,546	2,599
Regional expenses	761	261	1,528	531
Maintenance, materials and repairs	317	310	643	628
Other rent and landing fees	284	338	572	680
Aircraft rent	181	179	346	343
Selling expenses	273	257	563	533
Depreciation and amortization	207	244	411	485
Special items, net	12	12	83	40
Other	739	933	1,449	1,820
Total operating expenses	5,936	5,959	11,955	11,997
Operating income	501	478	567	525
Nonoperating income (expense):
Interest income	5	5	9	9
Interest expense, net of capitalized interest	(147)	(143)	(315)	(306)
Other, net	(7)	12	(33)	—
Total nonoperating expense, net	$(149)	$(126)	$(339)	$(297)
Additionally, on the condensed consolidated statement of cash flows, American reclassified $30 million in deferred financing charges from operating to financing cash flow activities for the six months ended June 30, 2013 in order to conform to the current year financial statement presentation.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. American is currently evaluating the requirements of ASU 2014-09 and has not yet determined its impact on American's consolidated financial statements.
2. Emergence From Chapter 11
Overview
On November 29, 2011 (the Petition Date), AMR, its principal subsidiary, American Airlines, Inc. (American), and certain of AMR's other direct and indirect domestic subsidiaries (collectively, the Debtors), filed voluntary petitions for relief (the Chapter 11 Cases) under Chapter 11 of the United States Bankruptcy Code (the Bankruptcy Code) in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order (the Confirmation Order) approving and confirming the Debtors' fourth amended joint plan of reorganization (as amended, the Plan).
On December 9, 2013 (the Effective Date), the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by that certain Agreement and Plan of Merger (as amended, the Merger Agreement), dated as of February 13, 2013, by and among AAG, AMR Merger Sub, Inc. (Merger Sub) and US Airways Group, Inc. (US Airways Group), pursuant to which Merger Sub merged with and into US Airways Group (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of AAG following the Merger. Pursuant to the Merger Agreement, each share of common stock, par value $0.01 per share, of US Airways Group was converted into the right to receive one share of American Airlines Group Inc. common stock, par value $0.01 per share (AAG Common Stock).
From the Petition Date through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Bankruptcy Court, all actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the Bankruptcy Court to the extent the parties to such litigation have obtained relief from the permanent injunction.
Plan of Reorganization
The Plan implements the Merger and incorporates a compromise and settlement of certain intercreditor and intercompany claim issues.
Pursuant to the Plan, all shares of AMR common stock outstanding prior to the Effective Date were canceled. AAG's Certificate of Incorporation, which was approved in connection with the Plan, authorizes the issuance of 1.75 billion new shares of AAG Common Stock and 200 million shares of AAG Series A Preferred Stock, par value $0.01 per share (AAG Series A Preferred Stock). Of the authorized AAG Series A Preferred Stock, approximately 168 million were designated "Series A Convertible Preferred Stock," with a stated value $25.00 per share, and issued in accordance with the Plan. AAG Common Stock is listed on the NASDAQ Global Select Market under the symbol "AAL" and began trading on December 9, 2013. AAG Series A Preferred Stock was listed on the NASDAQ Global Select Market under the symbol "AALCP" from December 9, 2013 until its final mandatory conversion on April 8, 2014. In addition, the 2013 Incentive Award Plan (the 2013 IAP) authorizes the grant of awards for the issuance of 40 million shares of AAG Common Stock plus any shares underlying awards granted under the 2013 IAP, or any pre-existing US Airways Group plan, that are forfeited, terminate or are cash settled (in whole or in part) without a payment being made in the form of shares. Any shares that are available for issuance under the US Airways Group 2011 Incentive Award Plan (the 2011 IAP) as of the effective date of the Merger may be used for awards under the 2013 IAP; provided, that awards using such available shares shall not be made after the date awards or grants could have been made under 2011 IAP and shall only be made to individuals who were not providing services to American Airlines Group prior to the Merger.
The Plan contains the following provisions relating to the treatment of pre-petition claims against the Debtors and other holders of allowed interests in the Debtors:

•	all secured claims against the Debtors have been reinstated;

•	allowed administrative claims, priority claims and convenience claims have been or will be paid in full in cash;

•
other holders of allowed pre-petition unsecured claims, holders of allowed interests and certain employees of AMR received or will receive 72% of AAG Common Stock (on a fully converted basis) authorized to be issued pursuant to the Plan and in connection with the Merger under the following provisions:

◦
all creditors holding general unsecured claims against American that are guaranteed by AAG and general unsecured claims against AAG that are guaranteed by American (Double-Dip Unsecured Claims) were treated the same under the Plan. Holders of Double-Dip Unsecured Claims received, at the Effective Date, their recovery in shares of AAG Series A Preferred Stock with a stated amount equal to the allowed amount of their claims, including post-petition interest at the non-default rate;

◦
all creditors holding Single-Dip Unsecured Claims were treated the same regardless of whether the claim was asserted against the AAG Debtors, the American Debtors, or other Debtors. As used herein, "Single-Dip Unsecured Claims" means the general unsecured claims against the Debtors that were not guaranteed by any other Debtor, other than the claims of the Debtors' labor unions representing mainline workers. Holders of Single-Dip Unsecured Claims received a portion of their recovery in shares of AAG Series A Preferred Stock at the Effective Date and their remaining recovery in shares of AAG Common Stock during the 120-day period after the Effective Date;

◦
holders of certain labor-related deemed claims and certain non-management, non-union employees as specified in the Plan received, at the Effective Date, the right to receive an allocation of shares of AAG Common Stock representing 23.6% of the total number of shares of AAG Common Stock ultimately distributed to holders of pre-petition general unsecured creditors against the Debtors. On the Effective Date, pursuant to the Plan, an initial allocation of approximately 39 million shares of AAG Common Stock was made related to these labor and employee groups, of which approximately 27 million shares were distributed on the Effective Date and approximately 13 million shares of which were withheld in connection with American making a cash payment of approximately $300 million for certain required withholding taxes;

◦
holders of allowed interests in AMR (primarily holders of AMR common stock existing immediately prior to the Effective Date) received, at the Effective Date, a distribution of approximately 26 million shares of AAG Common Stock representing 3.5% of the total number of shares of AAG Common Stock contemplated for issuance pursuant to the Plan and received an additional 267 million shares of AAG Common Stock during the 120-day period after the Effective Date; and

◦
holders of disputed claims at the Effective Date, to the extent such disputed claims become allowed Single-Dip Unsecured Claims after the Effective Date, are eligible to receive shares of AAG Common Stock held in reserve (the Disputed Claims Reserve), beginning 180 days after the Effective Date. Disputed claimholders that subsequently become holders of Single-Dip Unsecured Claims will receive, subject to the availability of sufficient shares in the Disputed Claims Reserve, the number of shares of AAG Common Stock that the disputed claimholder would have received had such claimholder been a holder of Single-Dip Unsecured Claims as of the Effective Date.

The Plan contemplated the distribution of up to 756 million shares of AAG Common Stock, however this amount has been reduced by approximately 20 million shares because certain tax withholdings for employees were paid in cash as permitted under the Plan. In accordance with the Plan, AAG issued the remaining shares of AAG Common Stock over the 120-day distribution period, except for shares held in the Disputed Claims Reserve. In addition, pursuant to the Plan, approximately 197 million shares of AAG Common Stock were distributed to holders of outstanding shares of US Airways Group common stock.
Pursuant to rulings of the Bankruptcy Court, the Plan has established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of June 30, 2014 approximately 30.4 million shares of AAG Common Stock were reserved for distribution to holders of disputed Single-Dip general Unsecured Claims (Single-Dip Equity Obligations) whose claims ultimately become allowed as well as to certain AMR labor groups and employees who received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. On July 1, 2014, approximately 2.9 million of the approximately 30.4 million shares held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR shareholders as of the Effective Date. AAG is not required to distribute additional shares above the limits contemplated by the Plan described above.
In addition, from the Effective Date through June 30, 2014, American made the following cash disbursements under the Plan:

•	$385 million in cash to the pension plans in connection with missed contributions to the pension plans during the Chapter 11 Cases and interest and penalty interest thereon;

•	$108 million in cash to holders in partial or full satisfaction of their claims, including to holders of administrative claims, and state and local priority tax claims;

•	$196 million in cure payments to holders of secured debt; and

•	Approximately $542 million for payroll taxes associated with equity distributions to employees.
Several parties have filed appeals seeking reconsideration of the Confirmation Order. Refer to Note 14 for more information.
As noted above, the reconciliation process with respect to the remaining claims will take considerable time post-emergence. American's estimate of the amounts of disputed claims that will ultimately become allowed Single-Dip Unsecured Claims are included in Bankruptcy settlement obligations on American's condensed consolidated balance sheet as of June 30, 2014. As these claims are resolved, or where better information becomes available and is evaluated, American will make adjustments to the liabilities recorded in American's condensed consolidated financial statements as appropriate. Any such adjustments could be material to American's financial position or results of operations in any given period.
Availability and Utilization of Net Operating Losses
Upon emergence from bankruptcy, American experienced an "ownership change" as defined in Section 382 of the Internal Revenue Code which could potentially limit the ability to utilize certain tax attributes including American's substantial net operating losses (NOLs). The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. While American anticipates taking advantage of certain special rules for federal income tax purposes that would permit approximately $9.5 billion of the federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382, there can be no assurance that these special rules will apply.
Moreover, an ownership change subsequent to American's emergence from bankruptcy may further limit or effectively eliminate the ability to utilize American's NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on American's ability to utilize the NOL Carryforwards, AAG's Certificate of Incorporation contains transfer restrictions applicable to certain substantial shareholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, there can be no assurance that an ownership change will not occur even with these transfer restrictions. A copy of AAG's Certificate of Incorporation was attached as Exhibit 3.1 to a Current Report on Form 8-K filed by AAG with the SEC on December 9, 2013.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred in the Chapter 11 Cases. The following table summarizes the components included in reorganization items, net on the condensed consolidated statements of operations for the three and six months ended June 30, 2013 (in millions):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Aircraft and facility financing renegotiations and rejections (1)	$83	$219
Professional fees	40	78
Other	1	(14)
Total reorganization items, net	$124	$283

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing or facility agreement when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim.

3. Bankruptcy Settlement Obligations
The components of Bankruptcy settlement obligations on the condensed consolidated balance sheets are as follows (in millions) and reflect those included in AAG's consolidated financial statements. The settlement of these claims through the issuance of AAG Common Stock will result in an increase in additional paid-in capital for American.

	June 30, 2014	December 31, 2013
Single-Dip and Double-Dip Equity Obligations	317	4,575
Labor-related deemed claim	98	849
Total	$415	$5,424
The AAG Series A Preferred Stock, while outstanding, voted and participated in accordance with the terms of the underlying Certificate of Designation. One quarter of the shares of AAG Series A Preferred Stock initially issued was mandatorily convertible on each of the 30th, 60th, 90th and 120th days after the Effective Date, subject to additional voluntary conversions. The initial stated value of each share of AAG Series A Preferred Stock was $25.00 and accrued dividends at 6.25% per annum, calculated daily, while outstanding. Additionally, AAG Series A Preferred Stock converted to AAG Common Stock based upon the volume weighted average price of the shares of AAG Common Stock on the five trading days immediately preceding the conversion date, at a 3.5% fixed discount, subject to a conversion price floor of $10.875 per share and a conversion price cap of $33.8080 per share, below or above which the conversion rate remains fixed. As of April 8, 2014, all shares of AAG Series A Preferred Stock had been converted into AAG Common Stock.
The Single-Dip Equity Obligations, while outstanding, do not vote or participate in accordance with the terms of the Plan. These equity obligations, representing the amount of total Single-Dip Unsecured Claims not satisfied through the issuance of AAG Series A Preferred Stock at the Effective Date, represented an unconditional obligation to transfer a variable number of shares of AAG Common Stock based predominantly on a fixed monetary amount known at inception, and, as such, were not treated as equity, but rather as liabilities, until the 120th day after emergence, which was April 8, 2014. As of April 8, 2014, AAG has issued shares of AAG Common Stock to satisfy the obligation amount at emergence, plus accrued dividends of 12% per annum, calculated daily, through such date, based on the volume weighted average price of the shares of AAG Common Stock, at a 3.5% discount, as specified in the Plan. The remaining Single-Dip Equity Obligations at June 30, 2014 is American’s estimate of its obligation for disputed claims of $317 million and is calculated based on the fair value of the shares expected to be issued, measured as if the obligations were settled using the closing price of AAG Common Stock at June 30, 2014. Additional allowed claims will receive 30.7553 shares, subject to reduction for expenses of the Disputed Claims Reserve, including tax liabilities, for each $1,000 of allowed claims. For accounting purposes, the value of the shares expected to be issued are marked-to market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.
In exchange for employees' contributions to the successful reorganization of AAG, including agreeing to reductions in pay and benefits, AAG and American agreed in the Plan to provide each employee group a deemed claim which was used to provide a distribution of a portion of the equity of the reorganized entity to those employees. Each employee group received a deemed claim amount based upon a fixed percentage of the distributions to be made to general unsecured claimholders. The fair value based on the expected number of shares to be distributed to satisfy this deemed claim, as adjusted, was approximately $1.5 billion. From the Effective Date through June 30, 2014, AAG has made distributions of $961 million in AAG Common Stock and paid approximately $542 million in cash to cover payroll taxes related to the equity distributions. As of June 30, 2014, the liability to certain AMR labor groups and employees of $98 million represents the estimated fair value of the remaining shares expected to be issued in satisfaction of such obligation, measured as if the obligation were settled using the closing price of AAG Common Stock at June 30, 2014. For accounting purposes, the value of the remaining shares expected to be issued to satisfy the labor claim are marked-to market each period until issued. Accordingly, changes in the value of AAG Common Stock could result in future increases and decreases in this obligation.
On July 1, 2014, approximately 2.9 million of the approximately 30.4 million shares of AAG Common Stock held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. The next planned distribution date is October 1, 2014 for any disputed Single-Dip Unsecured Claims that become allowed after July 1, 2014.

4. Slot Divestiture
As a stipulation for the Merger to be approved by the Department of Justice (DOJ), American was required to divest certain slots at Ronald Reagan Washington National Airport (DCA). As of December 31, 2013, the DCA slots to be divested were recorded as assets held for sale and included in Prepaid expenses and other on the consolidated balance sheet. In the first quarter of 2014, American divested the required DCA slots and received $299 million in cash as well as 24 slots at John F. Kennedy Airport. American recognized a gain of $305 million related to the divestiture, which has been included in Special items, net in the condensed consolidated statement of operations.
5. Special Items
Special items, net on the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mainline operating special items, net (a)	$179	$12	$(37)	$83

(a)
The 2014 second quarter mainline operating special items totaled a net charge of $179 million, which principally included $99 million of merger integration expenses related to information technology, professional fees, severance, re-branding of aircraft and airport facilities, relocation and training as well as a net $40 million charge for bankruptcy related items primarily reflecting fair value adjustments for bankruptcy settlement obligations and $26 million in charges relating to the buyout of leases associated with certain aircraft. The 2014 six month period mainline operating special items totaled a net credit of $37 million, which principally included a $305 million gain on the sale of slots at DCA and a net $16 million credit for bankruptcy related items primarily reflecting fair value adjustments for bankruptcy settlement obligations. These special credits were offset in part by $234 million of merger integration expenses as described above as well as $29 million in charges primarily relating to the buyout of leases associated with certain aircraft.

The 2013 second quarter mainline operating special items primarily consisted of merger related expenses. The 2013 six month period included $40 million in merger related expenses and a $43 million charge for workers' compensation claims.
The following additional amounts are also included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Regional operating special items, net	$1	$—	$2	$—
Nonoperating special items, net (b)	(4)	—	40	27
Reorganization items, net (c)	—	124	—	283
Income tax special items, net (d)	335	—	342	—

(b)	The 2014 six month period nonoperating special items of $40 million were principally due to non-cash interest accretion on the bankruptcy settlement obligations.
The 2013 six month period nonoperating special items consisted of interest charges to recognize post-petition interest expense on unsecured obligations pursuant to the Plan.

(c)
In the 2013 second quarter and six month period, American recognized reorganization expenses as a result of the filing of the Chapter 11 Cases. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(d)
During the second quarter, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the statement of operations for the second quarter of 2014 that reverses the non-cash tax provision which was recorded in Other Comprehensive Income (OCI), a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American's fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated. In addition, American recorded $7 million in non-cash deferred income tax provision related to certain indefinite-lived intangible assets in the 2014 second quarter. The 2014 six month period included the $328 million non-cash tax provision related to the settlement of fuel hedges discussed above as well as $14 million in non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

6. Debt
Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	June 30, 2014	December 31, 2013
Secured
Secured indebtedness, fixed and variable interest rates ranging from 1.43% to 8.10%, maturing from 2014 to 2026	$1,862	$2,140
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 4.00% to 7.00%, maturing from 2017 to 2025	3,415	3,516
Special facility revenue bonds, fixed interest rates ranging from 7.125% to 8.50%, maturing from 2016 to 2031	1,313	1,313
Senior secured credit facility, variable interest rate of 3.75%, installments through 2019	1,881	1,891
7.50% senior secured notes, interest only payments until due in 2016	900	1,000
AAdvantage Miles advance purchase, effective rate of 8.30%, installments through 2017	524	611
Other secured obligations, fixed interest rates ranging from 4.19% to 12.24%, maturing from 2014 to 2035	715	380
	10,610	10,851
Unsecured
Affiliate unsecured obligations	27	27
	27	27
Total long-term debt and capital lease obligations	10,637	10,878
Less: total unamortized debt discount	49	69
Less: current maturities	1,003	957
Long-term debt and capital lease obligations, net of current maturities	$9,585	$9,852
Other Secured Indebtedness
In May 2014, American prepaid $61 million principal amount of outstanding debt secured by certain aircraft.
In June 2014, American entered into a loan agreement to borrow $53 million in connection with financing certain aircraft deliveries. The notes mature in 2026 and bear interest at a rate of LIBOR plus an applicable margin.
Senior Secured Notes
In March 2014, American prepaid $100 million of its 7.50% senior secured notes at a redemption price of 103% of principal amount plus accrued and unpaid interest.
Obligations Associated with Special Facility Revenue Bonds
In June 2014, American gave notice that it intends to prepay $98 million of obligations, of which $62 million is reflected as debt on its balance sheet, associated with special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities. The off-balance sheet portion of these obligations are accounted for as operating leases.
7. Income Taxes
The emergence from bankruptcy resulted in a statutory "ownership change" on December 9, 2013, as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), which limits American's future ability to utilize NOLs generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The general limitation rules for a debtor in a bankruptcy case are liberalized where an ownership change occurs upon emergence from bankruptcy. American's ability to utilize any new NOLs arising after the ownership change is not affected.
At December 31, 2013, American had approximately $9.5 billion of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2014, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. These NOLs include an unrealized tax benefit of $647 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. American also had approximately $3.8 billion of gross NOLs to reduce future state taxable income at December 31, 2013, which will expire in years 2014 through 2033 if unused. At December 31, 2013, American had an Alternative Minimum Tax (AMT) credit carryforward of approximately $467 million available for federal income tax purposes, which is available for an indefinite period. American's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2013, the federal and state valuation allowances were $4.9 billion and $378 million, respectively. In accordance with GAAP, utilization of the NOLs after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset American's tax provision dollar for dollar.
During the second quarter of 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the statement of operations for the second quarter of 2014 that reverses the non-cash tax provision which was recorded in OCI, a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American's fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated. In addition, American recorded a special $7 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets in the 2014 second quarter. The 2014 six month period included the $328 million non-cash tax provision related to the settlement of fuel hedges discussed above as well as a special $14 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets.
For the three and six months ended June 30, 2014, American recorded $1 million and $5 million, respectively, of state and international income tax expense related to certain states and countries where NOLs were limited or unavailable to be used.
American did not record an income tax provision in the 2013 second quarter. For the six months ended June 30, 2013, American reported a loss before income taxes and recorded an income tax benefit of approximately $30 million as a result of the American Taxpayer Relief Act of 2012.
8. Fair Value Measurements
Assets and Liabilities Measured at Fair Value on a Recurring Basis
American utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. American's short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the six months ended June 30, 2014.
Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2014
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2)
Money market funds	$192	$192	$—	$—
Government agency investments	920	—	920	—
Repurchase agreements	133	—	133	—
Corporate obligations	2,918	—	2,918	—
Bank notes / Certificates of deposit / Time deposits	659	—	659	—
	4,822	192	4,630	—
Restricted cash and short-term investments (1)	650	618	32	—
Total	$5,472	$810	$4,662	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in Accumulated other comprehensive income (loss) at each measurement date.

(2)
American's short-term investments mature in one year or less except for $1.7 billion of corporate obligations, $469 million of U.S. government agency investments and $200 million of Bank notes/Certificates of deposit/Time deposits.

There were no Level 1 to Level 2 transfers during the six months ended June 30, 2014. American's policy regarding the recording of transfers between levels is to reflect any such transfers at the end of the reporting period.

All of American's short-term investments are classified as available-for-sale and stated at fair value. Unrealized gains and losses are reflected as a component of Accumulated other comprehensive income (loss).
Venezuela Cash and Short-term Investments
As of June 30, 2014, approximately $791 million of American's unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.53 bolivars to the dollar. This includes approximately $94 million valued at 4.3 bolivars, approximately $611 million valued at 6.3 bolivars, and approximately $86 million valued at 10.6 bolivars, with the rate depending on the date American submitted its repatriation request to the Venezuelan government. In the first quarter of 2014, the Venezuelan government announced that a newly-implemented system (SICAD I) will determine the exchange rate (which fluctuates as determined by weekly auctions and at June 30, 2014 was 10.6 bolivars to the dollar) for repatriation of cash proceeds from ticket sales after January 1, 2014, and introduced new procedures for approval of repatriation of local currency. American is continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. However, pending further repatriation of funds, and due to the significant decrease in demand for air travel resulting from the effective devaluation of the bolivar, American recently significantly reduced capacity in this market. American is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of these and other currency risks.
Fair Value of Debt
The fair values of American’s long-term debt were estimated using quoted market prices or discounted cash flow analyses, based on American's current estimated incremental borrowing rates for similar types of borrowing arrangements. If American's long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.
The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	June 30, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$10,588	$11,113	$10,809	$11,045

9. Retirement Benefits
The following tables provide the components of net periodic benefit cost (in millions):

	Pension Benefits		Retiree Medical and Other Benefits
Three Months Ended June 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$1	$1	$—	$—
Interest cost	184	163	14	13
Expected return on assets	(196)	(180)	(5)	(4)
Settlements	1	—	—	—
Amortization of:
Prior service cost (benefit)	7	7	(58)	(61)
Unrecognized net loss (gain)	12	23	(2)	(2)
Net periodic benefit cost	$9	$14	$(51)	$(54)

	Pension Benefits		Retiree Medical and Other Benefits
Six Months Ended June 30,
	2014	2013	2014	2013
Components of net periodic benefit cost:
Service cost	$1	$2	$—	$—
Interest cost	369	326	28	26
Expected return on assets	(391)	(360)	(10)	(8)
Settlements	3	—	—	—
Amortization of:
Prior service cost (benefit)	14	14	(118)	(122)
Unrecognized net loss (gain)	23	46	(4)	(4)
Net periodic benefit cost	$19	$28	$(104)	$(108)
Effective November 1, 2012, American's defined benefit pension plans were frozen.
American is required to make minimum contributions to its defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010, and the Moving Ahead for Progress in the 21st Century Act of 2012. During the first six months of 2014, American contributed $71 million to its defined benefit pension plans. On July 15, 2014, American contributed an additional $37 million to its defined benefit pension plans.

10. Financial Instruments
Fuel Hedging Contracts
American has not entered into any fuel hedges since December 9, 2013. As of June 30, 2014, American does not have any fuel hedging contracts outstanding. During the second quarter of 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. The cash proceeds on these sales totaled $71 million which exceeded the current value of the portfolio. Approximately $25 million of the resulting gain was credited to OCI and will be recognized as a credit to fuel expense in the period the hedged fuel is scheduled to be consumed (the third quarter of 2014 through the second quarter of 2015). For the three months ended June 30, 2014 and 2013, American recognized a net gain of approximately $2 million and a net loss of approximately $31 million, respectively, and for the six months ended June 30, 2014 and 2013, American recognized a net gain of less than one million and a net loss of approximately $23 million, respectively, as a component of aircraft fuel expense on the accompanying condensed consolidated statements of operations related to its fuel hedging agreements, including the ineffective portion of the hedges. The impact of aircraft fuel derivative instruments on American's condensed consolidated statements of operations is depicted below (in millions):

	Location in condensed consolidated statements of operations	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Amount of gain (loss) reclassified from accumulated OCI into income (1)	Aircraft fuel and related taxes	$(5)	$(13)	$(12)	$(12)
Amount of gain (loss) recognized in income on derivative (2)	Aircraft fuel and related taxes	7	(18)	12	(11)
Amount of gain (loss) recognized in condensed consolidated statements of operations (3)	Aircraft fuel and related taxes	$2	$(31)	$—	$(23)
(1)    Includes the effective portion of hedge gain (loss)
(2)    Includes the ineffective portion of hedge gain (loss)
(3)    Includes the effective and ineffective portion of hedge gain (loss)

The impact of aircraft fuel derivative instruments on American's condensed consolidated statements of comprehensive income (loss) is depicted below (in millions):

	Location	Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Amount of (gain) loss reclassified from accumulated OCI into income (1)	Reclassification into earnings	$5	$13	$12	$12
Amount of gain (loss) recognized in OCI on derivative (1)	Change in fair value	23	(56)	(34)	(70)
Amount of gain (loss) recognized in condensed consolidated statements of comprehensive income		$28	$(43)	$(22)	$(58)
(1)    Includes the effective portion of hedge gain (loss)
While certain of American's fuel derivatives were subject to enforceable master netting agreements with its counterparties, American did not offset its fuel derivative assets and liabilities in its condensed consolidated balance sheets. American had a gross asset of $109 million as of December 31, 2013 for its aircraft fuel derivative instruments, which was reflected in Prepaid expenses and other on the accompanying condensed consolidated balance sheet. American had no cash collateral posted or received as of December 31, 2013.

11. Accumulated Other Comprehensive Income (Loss)
The components of accumulated other comprehensive income (loss) are as follows (in millions):

	Pension and retiree medical liability	Net unrealized change on investments	Derivative financial instruments	Income tax benefit(expense)	Total
Balance at December 31, 2013	$(899)	$1	$65	$(1,319)	$(2,152)
Other comprehensive loss before reclassifications	(17)	—	(52)	—	(69)
Amounts reclassified from accumulated other comprehensive income (loss)	(85)	—	12	328	255
Net current period other comprehensive income (loss)	(102)	—	(40)	328	186
Balance at June 30, 2014	$(1,001)	$1	$25	$(991)	$(1,966)
Reclassifications out of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2014 and 2013 are as follows (in millions):

Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive income (loss)				Affected line item in the statement where net income (loss) is presented
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Amortization of pension and retiree medical liability:
Prior service cost	$(51)	$(54)	$(104)	$(108)	Salaries, wages and benefits
Actuarial loss	10	21	19	42	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	5	13	12	12	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	(2)	1	—	—	Other, net
Income tax benefit (expense):
Reversal of non-cash tax provision	328	—	328	—	Income tax provision (benefit)
Total reclassifications for the period	$290	$(19)	$255	$(54)
During the second quarter of 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the statement of operations for the second quarter of 2014 that reverses the non-cash tax provision which was recorded in OCI, a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American's fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated. The 2014 six month period included the $328 million non-cash tax provision related to the settlement of fuel hedges discussed above.

12. Regional Expenses
Expenses associated with American's third-party regional carriers operating under the brand name American Eagle are classified as Regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Aircraft fuel and related taxes	$270	$259	$523	$524
Salaries, wages and benefits	10	5	15	10
Capacity purchases from third-party regional carriers	316	306	616	610
Maintenance, materials and repairs	1	2	2	3
Other rent and landing fees	61	54	116	108
Selling expenses	40	34	76	71
Depreciation and amortization	37	37	74	74
Special items, net	1	—	2	—
Other	68	64	138	128
Total regional expenses	$804	$761	$1,562	$1,528
13. Related Party Transactions
American invests funds, including funds of certain affiliates, if any, in a combined short-term investment portfolio and passes through interest income on such funds at the average rate earned on the portfolio. These amounts are classified as Receivable to affiliates and Payable to affiliates on the accompanying condensed consolidated balance sheets.
The following represents the net receivables from (payables to) related parties (in millions):

	June 30, 2014	December 31, 2013
American Airlines Group Parent	$(2,282)	$(2,455)
US Airways Group, Inc.	116	—
Envoy Aviation Group Inc. (1) and other subsidiaries	(361)	(352)
	$(2,527)	$(2,807)

(1)
Formerly known as AMR Eagle Holding Corporation, the net payable to AAG's wholly-owned regional airline operating under the brand name of American Eagle consists principally of amounts due under regional capacity purchase agreements.

14. Legal Proceedings
Chapter 11 Cases. As previously disclosed, on the Petition Date, November 29, 2011, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On October 21, 2013, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by the Merger Agreement pursuant to which Merger Sub merged with and into US Airways Group, with US Airways Group surviving as a wholly-owned subsidiary of AAG. From the Petition Date through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Bankruptcy Court, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the Bankruptcy Court to determine the amount, if any, of such litigation claims for purposes of treatment under the Plan.
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of June 30, 2014, approximately 30.4 million shares of AAG Common Stock were held in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, AAG is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. On July 1, 2014, approximately 2.9 million of the approximately 30.4 million shares held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.
There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employee benefits are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American's motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees' benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. American's financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding.
Merger Class Action. On March 1, 2013, a complaint captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605, was filed as a putative class action on behalf of the stockholders of US Airways Group in the Superior Court for Maricopa County, Arizona. On July 3, 2013, an amended complaint, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605, was filed with the same court. The amended complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors failed to maximize the value of US Airways Group in connection with the Merger and that US Airways Group aided and abetted those breaches of fiduciary duty. The relief sought in the amended complaint included an injunction against the Merger, or rescission in the event it has been consummated. The court in the above-referenced action denied the plaintiff’s motion for a temporary restraining order that had sought to enjoin the US Airways Group Annual Meeting of Stockholders. On May 6, 2014, the court granted defendants' motion to dismiss this action. On May 27, 2014, plaintiff filed a motion for reconsideration of the court's decision to dismiss the action, and that motion was denied and judgment entered in favor of the defendants, and the complaint was dismissed with prejudice, on July 14, 2014. As of the date of this report, American does not know if the plaintiff will appeal the dismissal.
Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the plaintiffs moved to amend their complaint to add additional factual allegations, a claim for money damages and a request for preliminary injunctive relief requiring the carriers to hold separate their assets. On March 14, 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs' requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets. On June 2, 2014, plaintiffs filed an amended motion for leave to file a second amended and supplemental complaint, which motion is currently being briefed by the parties. There is currently no trial date set. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.
General. American is also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within the control of American. Therefore, although American will vigorously defend itself in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on American are uncertain.

15. Subsequent Events
Redemption of 7.50% Senior Secured Notes
On July 23, 2014, American gave irrevocable notice calling for the redemption of the $900 million principal amount of 7.50% senior secured notes due March 31, 2016 that remain outstanding at a redemption price of 103.75% of the principal amount plus accrued and unpaid interest. These notes will be required to be redeemed on August 22, 2014.
Pension Prefunding
On July 23, 2014, AAG's Board of Directors approved plans to make supplemental contributions of up to $600 million to its defined benefit plans in 2014. These contributions would be above and beyond the $120 million minimum required contributions for 2014.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2013 (the 2013 Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of the Company, but rather updates disclosures made in the 2013 Form 10-K.
American Airlines Group
Background
AAG continues to move toward operating under the single brand name of "American Airlines" through its mainline operations, American and US Airways. Until a single operating certificate is issued by the Federal Aviation Administration (FAA) and the operational integration is complete, American and US Airways will continue to operate as separate airlines. This integration process is expected to take 18-24 months from the effective date of the Merger. Together with our wholly-owned regional airline subsidiaries and third-party regional carriers operating as American Eagle and US Airways Express, our airlines operate an average of nearly 6,700 flights per day to 339 destinations in 54 countries from our hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. In the second quarter of 2014, we had approximately 51 million passengers boarding our mainline and regional flights. As of June 30, 2014, we operated 984 mainline jets and were supported by our regional airline subsidiaries and third-party regional carriers which operated an additional 557 regional aircraft.
The U.S. Airline Industry
During the second quarter of 2014, the U.S. airline industry experienced year-over-year growth in passenger revenues driven by strong demand for air travel. In its most recent data available, Airlines for America, the trade association for U.S. airlines, reported the following changes in U.S. industry passenger revenues and yields:

2014 vs 2013	April	May	June
Passenger Revenues	7.8%	7.6%	6.6%
Yields	3.6%	4.6%	4.8%

2013 vs 2012	April	May	June
Passenger Revenues	(1.8)%	0.4%	2.8%
Yields	(1.6)%	(1.6)%	0.8%
With respect to international versus domestic performance, Airlines for America reported domestic markets, in the second quarter of 2014, outperformed the Atlantic and Pacific markets while the Latin market experienced higher year-over-year growth in passenger revenues.

2014 vs 2013	April	May	June
Domestic	8.7%	7.6%	8.2%
Atlantic	4.5%	8.5%	2.4%
Latin	15.4%	12.7%	6.0%
Pacific	(5.5)%	0.6%	0.7%
Jet fuel prices continue to follow the price of Brent crude oil more closely than the price of West Texas Intermediate crude oil. On average, fuel costs were higher in the second quarter of 2014 as compared to the second quarter 2013. The average daily spot price for Brent crude oil during the second quarter of 2014 was $109 per barrel as compared to an average daily spot price of $103 per barrel during the second quarter of 2013. This increase was driven in part by violence in Iraq, which drove Brent Crude in the month of June to its highest levels in the past nine months. On a daily basis, Brent crude oil prices fluctuated during the quarter between a high of $115 per barrel to a low of $103 per barrel and closed the quarter at $111 per barrel on June 30, 2014.

While the U.S. airline industry is currently benefiting from a favorable revenue environment as described above, uncertainty exists regarding the economic conditions driving these factors. Additionally, fuel prices remain volatile and subject to uncertainty, principally unrest in the Middle East. See Part II, Item 1A - Risk Factors - "Downturns in economic conditions adversely affect our business" and "Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity."
American Airlines Group
Basis of Presentation
Our second quarter 2014 GAAP results are not comparable to the GAAP results for the second quarter of 2013. AAG’s second quarter 2013 results do not include the financial results of US Airways Group as the closing of the Merger occurred on December 9, 2013. Additionally, US Airways Group applied acquisition accounting as of December 9, 2013 and its financial statements after December 9, 2013 are deemed not comparable to its financial statements for periods prior to the Merger. To provide a basis for comparison to prior year results, we have presented in the table below certain "combined" second quarter 2013 financial data which includes the financial results of AAG and US Airways Group, each on a standalone basis. While this is a non-GAAP measure, management believes this presentation provides a more meaningful quarter-over-quarter comparison.

		Three Months Ended June 30, 2013
	Three Months Ended June 30, 2014	AAG	US Airways Group	Combined	Percent Change (1)
	(In millions)
Mainline and regional passenger revenues	$9,920	$5,640	$3,448	$9,088	9.2
Total operating revenues	11,355	6,449	3,850	10,299	10.2
Mainline and regional aircraft fuel and related taxes	3,365	2,140	1,133	3,273	2.8
Total operating expenses	9,956	5,937	3,371	9,308	7.0
Operating income	1,399	512	479	991	41.2
Net income	864	220	287	507	70.4
Net special charges (2)	592	137	37	174	nm
(1) Percent change is a comparison of the combined results.
(2) AAG's second quarter 2014 results were significantly impacted by net special charges of $592 million, consisting principally of a $330 million non-cash income tax provision associated with the sale of its last remaining fuel hedging contract and $163 million of merger integration expenses. See “AAG's Results of Operations” included in Part I, Item 2 of this report for more information on net special items.
Second Quarter 2014 Results
Driven by growth in revenues resulting from strong demand for air travel, we realized operating income of $1.4 billion and net income of $864 million in the second quarter of 2014. This compares to combined operating income of $991 million and combined net income of $507 million in the second quarter of 2013. Our second quarter 2014 net income included net special charges of $592 million, while the second quarter of 2013 included combined net special charges of $174 million. Excluding the effects of net special items, we recognized net income of $1.5 billion in the second quarter of 2014 which is a $775 million, or 114% improvement as compared to combined net income of $681 million excluding net special items in the second quarter of 2013. See “AAG's Results of Operations” included in Part I, Item 2 of this report for more information on net special items.
Revenue
In the second quarter of 2014, we reported operating revenues of $11.4 billion. Mainline and regional passenger revenues were $9.9 billion, an increase of $832 million, or 9.2%, as compared to the combined second quarter of 2013 mainline and regional passenger revenues of $9.1 billion. The growth in revenues was driven by a 2.5% increase in revenue passenger miles and a 6.5% increase in yield. Our mainline and regional passenger revenue per available seat mile (PRASM) was 14.57 cents in the second quarter of 2014, a 5.9% increase as compared to a combined 13.76 cents in the second quarter of 2013.
Fuel
Mainline and regional fuel expense was $3.4 billion in second quarter of 2014, which was $92 million, or 2.8%, higher as compared to the combined mainline and regional fuel expense in the second quarter of 2013. This increase was driven by a 1.5% increase in the average price per gallon to $3.03 in the second quarter of 2014 from a combined average price per gallon of $2.98 for the second quarter of 2013. A 1.3% increase in consumption also contributed to the increase.

During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. As of June 30, 2014, we do not have any fuel hedging contracts outstanding. We have not entered into any fuel hedges since December 9, 2013 and it is our current policy to not do so.
Capacity
Total system capacity for the combined company increased 3.1% in the second quarter of 2014 as compared to the combined second quarter of 2013 primarily due to more active aircraft and new larger gauge aircraft replacing smaller legacy aircraft.
Cost Control
We remain committed to maintaining a low cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our 2014 second quarter mainline cost per available seat mile (CASM) excluding special items and fuel was 8.55 cents. When compared to the 2013 second quarter combined results, mainline CASM excluding special items and fuel increased 2.2% in the second quarter of 2014. The increase was primarily due to higher salaries, wages and benefits driven by merger related labor contracts. See below for the "Reconciliation of GAAP Financial Information to Non-GAAP Financial Information."
Customer Service
We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. Our second quarter 2014 operating performance was negatively impacted by severe weather conditions in May and June which drove flight cancellations, particularly at our Chicago and Dallas/Fort Worth hubs.

We reported the following combined operating statistics to the DOT for mainline operations for the second quarter of 2014 and 2013:

	2014			2013(a)			Better (Worse) 2014-2013
	April	May	June (f)	April	May	June	April	May	June
On-time performance (b)	82.7	79.1	72.1	76.1	78.7	71.2	6.6 pts	0.4 pts	0.9 pts
Completion factor (c)	99.4	98.2	98.8	98.4	99.0	98.6	1.0 pts	(0.8) pts	0.2 pts
Mishandled baggage (d)	3.00	3.73	4.16	2.77	2.63	3.38	(8.3)%	(41.8)%	(23.1)%
Customer complaints (e)	1.94	2.25	2.25	2.04	1.59	1.89	4.9%	(41.5)%	(19.0)%
(a) Represents the combined historical operating statistics for American and US Airways.
(b) Percentage of reported flight operations arriving on time as defined by the DOT.
(c) Percentage of scheduled flight operations completed.
(d) Rate of mishandled baggage reports per 1,000 passengers.
(e) Rate of customer complaints filed with the DOT per 100,000 enplanements.
(f) June 2014 operating statistics are preliminary as the DOT has not issued its June 2014 Air Travel Consumer Report as of the date of this filing.
Liquidity Position
As of June 30, 2014, AAG's total cash and short-term investments was $10.3 billion, of which $882 million was restricted. The Company also has a $1 billion undrawn revolving credit facility.

	June 30, 2014	December 31, 2013
	(In millions)
Cash and short-term investments (1)	$9,459	$9,251
Restricted cash and short-term investments (2)	882	1,035
Total cash and short-term investments	$10,341	$10,286

(1)
As of June 30, 2014, $791 million of our unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.53 bolivars to the dollar. This includes approximately $94 million valued at 4.3 bolivars, approximately $611 million valued at 6.3 bolivars, and approximately $86 million valued at 10.6 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. In the first quarter of 2014, the Venezuelan government announced that a newly-implemented system (SICAD I) will determine the exchange rate (which fluctuates as determined by weekly auctions and at June 30, 2014 was 10.6 bolivars to the dollar) for repatriation of cash proceeds from ticket sales after January 1, 2014, and introduced new procedures for approval of repatriation of local currency. We are continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. However, pending further repatriation of funds, and due to the significant decrease in demand for air travel resulting from the effective devaluation of the bolivar, we recently significantly reduced capacity in this market. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of this and other currency risks.

(2)	Restricted cash and investments primarily include cash collateral to secure workers’ compensation claims.
In the first six months of 2014, we utilized cash generated from operations to pay down certain debt obligations and reduce our diluted share count.
In March, we prepaid $100 million of our 7.50% senior secured notes at a redemption price of 103%, in May we prepaid $113 million of certain aircraft debt, and in June we prepaid $51 million of obligations, of which $29 million was reflected as debt on our balance sheet, associated with special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities. In June, we also gave notice that we intend to prepay an additional $261 million of special facility bond related obligations in the third quarter of 2014, of which $106 million is reflected as debt on our balance sheet. The off-balance sheet portion of these obligations are accounted for as operating leases. We also used $630 million of cash to purchase aircraft that were previously leased.
In connection with first and second quarter 2014 distributions under the Plan, we paid $246 million in cash for tax withholdings for employees in lieu of issuing 7 million shares of AAG Common Stock under the Plan. This brings the total cash paid since the Effective Date for tax withholdings in lieu of the issuance of approximately 20 million shares of AAG Common Stock under the Plan to $542 million. Additionally in May 2014, we settled US Airways Group's 7.25% convertible notes for approximately $175 million in cash instead of shares of AAG Common Stock. This reduced our diluted share count by approximately 4 million shares.
Additionally, in July 2014 we announced the following:
Capital Deployment Program
On July 23, 2014, our Board of Directors authorized a $1.0 billion share repurchase program to be completed no later than December 31, 2015. Shares repurchased under the program may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Additionally on June 23, 2014, the Board of Directors declared a $0.10 per share dividend for stockholders of record on August 4, 2014, and payable on August 18, 2014.
The program described above does not obligate us to repurchase any specific number of shares or continue a dividend for any fixed period, and may be suspended at any time at management’s discretion.
Redemption of 7.50% Senior Secured Notes
On July 23, 2014, we gave irrevocable notice calling for the redemption of the $900 million principal amount of 7.50% senior secured notes due March 31, 2016 that remain outstanding at a redemption price of 103.75% of the principal amount plus accrued and unpaid interest. These notes will be required to be redeemed on August 22, 2014.

Pension Prefunding
On July 23, 2014, our Board of Directors approved plans to make supplemental contributions of up to $600 million to our defined benefit plans in 2014. These contributions would be above and beyond the $120 million minimum required contributions for 2014.
2014 Outlook
We have taken significant actions in the last year to restore our competitiveness, including the completion of our restructuring and the Merger. Although it is difficult to predict the price of oil or the strength of the economy, we believe that our second quarter 2014 financial results are evidence of the strong foundation we have in place and can build on.
Reconciliation of GAAP Financial Information to Non-GAAP Financial Information
We believe that the presentation of mainline CASM excluding fuel is useful to investors as both the cost and availability of fuel are subject to many economic and political factors beyond our control, and the exclusion of special items provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items and fuel to evaluate our operating performance. Amounts may not recalculate due to rounding.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Reconciliation of Operating Cost per ASM Excluding Special Items and Fuel - Mainline Only		AAG	US Airways Group	Combined
	(In millions, except per ASM amounts)
Total operating expenses	$9,956	$5,937	$3,371	$9,308
Less regional expenses:
Fuel	(535)	(260)	(261)	(521)
Other	(1,122)	(509)	(561)	(1,070)
Total mainline operating expenses	8,299	5,168	2,549	7,717
Less: Special items, net	(251)	(12)	(24)	(36)
Mainline operating expenses, excluding special items	8,048	5,156	2,525	7,681
Less: Aircraft fuel and related taxes	(2,830)	(1,880)	(872)	(2,752)
Mainline operating expenses, excluding special items and fuel	$5,218	$3,276	$1,653	$4,929

Available Seat Miles (ASM)	60,999	38,723	20,192	58,915

(In cents)
Mainline operating expenses per ASM	$13.61			$13.10
Less: Special items, net per ASM	(0.41)			(0.06)
Mainline operating expenses per ASM, excluding special items	13.19			13.04
Less: Aircraft fuel and related taxes per ASM	(4.64)			(4.67)
Mainline operating expenses per ASM, excluding special items and fuel	$8.55			$8.37

AAG's Results of Operations
In the second quarter of 2014, we realized operating income of $1.4 billion and net income of $864 million. Our second quarter 2014 net income included net special operating charges of $253 million and total net special charges of $592 million. Excluding the effects of these special charges, we realized operating income of $1.7 billion and net income of $1.5 billion.
In the first six months of 2014, we realized operating income of $2.1 billion and net income of $1.3 billion. Our 2014 six month period net income included net special operating charges of $120 million and total net special charges of $515 million. Excluding the effects of these special charges, we realized operating income of $2.2 billion and net income of $1.9 billion.
Under GAAP, AAG’s results do not include the financial results of US Airways Group prior to the closing of the Merger. Accordingly, our 2014 second quarter and six month period GAAP results are not comparable to the GAAP results for the 2013 second quarter and six month period as the 2013 periods exclude the results of US Airways Group.
When compared to the combined separate company results of AMR and US Airways Group for the second quarter of 2013, our second quarter 2014 net income excluding net special items improved $775 million. In the second quarter of 2013, on a standalone basis, AMR reported net income of $220 million and US Airways Group reported net income of $287 million. Excluding the effects of net special charges, AMR and US Airways Group reported net income of $357 million and $324 million, respectively.
When compared to the combined separate company results of AMR and US Airways Group for the first six months of 2013, our 2014 six month period net income excluding net special items improved $1.1 billion. In the first six months of 2013, on a standalone basis, AMR reported a net loss of $122 million and US Airways Group reported net income of $331 million. Excluding the effects of net special charges, AMR and US Airways Group reported net income of $364 million and $379 million, respectively.
The components of our net special charges (credits) included in our accompanying condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mainline operating special items, net (1)	$251	$12	$114	$83
Regional operating special items, net	2	1	6	3
Nonoperating special items, net (2)	2	—	50	116
Reorganization items, net (3)	—	124	—	284
Income tax special items, net (4)	337	—	345	—
Total	$592	$137	$515	$486

(1)
The 2014 second quarter mainline operating special items totaled a net charge of $251 million, which principally included $163 million of merger integration expenses related to information technology, professional fees, severance, re-branding of aircraft and airport facilities, relocation and training as well as a net $38 million charge for bankruptcy related items primarily reflecting fair value adjustments for bankruptcy settlement obligations and $37 million in charges relating to the buyout of leases associated with certain aircraft. The 2014 six month period mainline operating special items totaled a net charge of $114 million, which principally included $365 million of merger integration expenses, $40 million in charges primarily relating to the buyout of leases associated with certain aircraft and a net $5 million charge for bankruptcy related items as described above. These charges were offset in part by a $309 million gain on the sale of slots at Ronald Reagan Washington National Airport (DCA).

The 2013 second quarter mainline operating special items primarily consisted of merger related expenses. The 2013 six month period mainline operating special items included $40 million in merger related expenses and a $43 million charge for workers' compensation claims.
(2) The 2014 second quarter and six month period nonoperating special items were primarily due to non-cash interest accretion of $2 million and $33 million, respectively, on the bankruptcy settlement obligations.
The 2013 six month period nonoperating special items consisted of interest charges to recognize post-petition interest expense on unsecured obligations pursuant to the Plan.
(3) In the 2013 second quarter and six month period, we recognized reorganization expenses as a result of the filing of voluntary petitions for relief under Chapter 11. These amounts consisted primarily of estimated allowed claim amounts and professional fees.

(4) During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, we recorded a special non-cash tax provision of $330 million in the statement of operations for the second quarter of 2014 that reverses the non-cash tax provision which was recorded in Other Comprehensive Income (OCI), a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of our fuel hedging contracts. In accordance with GAAP, we retained the $330 million tax provision in OCI until the last contract was settled or terminated. In addition, we recorded $7 million in non-cash deferred income tax provision related to certain indefinite-lived intangible assets in the 2014 second quarter. The 2014 six month period included the $330 million non-cash tax provision related to the settlement of fuel hedges discussed above as well as $15 million in non-cash deferred income tax provision related to certain indefinite-lived intangible assets.
As a result of the Merger, US Airways Group and its subsidiaries are included in the AAG consolidated federal and state income tax returns for the three and six months ended June 30, 2014. The Merger resulted in a statutory "ownership change" on December 9, 2013, as defined in Section 382 of the Internal Revenue Code of 1986, as amended (Section 382), which limits our future ability to utilize net operating losses (NOLs) generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The general limitation rules for a debtor in a bankruptcy case are liberalized where an ownership change occurs upon emergence from bankruptcy. Our ability to utilize any new NOLs arising after the ownership change is not affected.
At December 31, 2013, we had approximately $10.6 billion of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2014, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. These NOLs include an unrealized tax benefit of $762 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. We also had approximately $4.7 billion of gross NOLs to reduce future state taxable income at December 31, 2013, which will expire in years 2014 through 2033 if unused. At December 31, 2013, we had an Alternative Minimum Tax (AMT) credit carryforward of approximately $370 million available for federal income tax purposes, which is available for an indefinite period. Our net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2013, the federal and state valuation allowances were $4.6 billion and $415 million, respectively. In accordance with GAAP, utilization of the NOLs after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset our tax provision dollar for dollar.
During the second quarter of 2014, we recorded a special $330 million non-cash income tax provision in connection with the settlement of our fuel hedges as discussed above. In addition, we recorded a special $7 million and $15 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets in the 2014 second quarter and the 2014 six month period, respectively.
For the three and six months ended June 30, 2014, we recorded $3 million and $8 million, respectively, of state and international income tax expense related to certain states and countries where NOLs were limited or unavailable to be used.
We did not record an income tax provision for the 2013 second quarter. For the six months ended June 30, 2013, we reported a loss before income taxes and recorded an income tax benefit of approximately $22 million as a result of the American Taxpayer Relief Act of 2012.

Operating Statistics
The table below sets forth selected mainline and regional operating data for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,		Increase (Decrease)	Six Months Ended June 30,		Increase (Decrease)
	2014	2013 (Note 1)		2014	2013 (Note 1)
Mainline
Revenue passenger miles (millions) (a)	51,407	50,226	2.4%	97,234	95,249	2.1%
Available seat miles (ASM) (millions) (b)	60,999	58,915	3.5%	117,830	114,269	3.1%
Passenger load factor (percent) (c)	84.3	85.3	(1.0) pts	82.5	83.4	(0.9) pts
Yield (cents) (d)	15.98	14.83	7.7%	15.91	14.97	6.3%
Passenger revenue per ASM (cents) (e)	13.46	12.64	6.5%	13.13	12.48	5.2%
Operating cost per ASM (cents) (f)	13.61	13.10	3.9%	13.55	13.48	0.6%
Passenger enplanements (thousands) (g)	37,910	36,987	2.5%	72,754	71,420	1.9%
Departures (thousands)	292	289	0.9%	571	569	0.4%
Aircraft at end of period	984	975	0.9%	984	975	0.9%
Block hours (thousands) (h)	901	882	2.2%	1,754	1,723	1.8%
Average stage length (miles) (i)	1,215	1,193	1.8%	1,202	1,182	1.6%
Fuel consumption (gallons in millions)	937	922	1.6%	1,811	1,780	1.8%
Average aircraft fuel price including related taxes ($/gallon)	3.02	2.98	1.2%	3.06	3.12	(1.8)%
Full-time equivalent employees at end of period	94,061	91,710	2.6%	94,061	91,710	2.6%
Regional (j)
Revenue passenger miles (millions) (a)	5,787	5,589	3.6%	10,846	10,585	2.5%
Available seat miles (millions) (b)	7,091	7,120	(0.4)%	13,652	13,895	(1.7)%
Passenger load factor (percent) (c)	81.6	78.5	3.1 pts	79.4	76.2	3.2 pts
Yield (cents) (d)	29.49	29.34	0.5%	28.71	29.11	(1.4)%
Passenger revenue per ASM (cents) (e)	24.07	23.03	4.5%	22.81	22.18	2.8%
Operating cost per ASM (cents) (f)	23.37	22.35	4.6%	23.82	23.05	3.3%
Passenger enplanements (thousands) (g)	13,553	12,957	4.6%	25,262	24,624	2.6%
Aircraft at end of period	557	554	0.5%	557	554	0.5%
Fuel consumption (gallons in millions)	174	175	(0.3)%	336	341	(1.4)%
Average aircraft fuel price including related taxes ($/gallon)	3.07	2.98	3.0%	3.08	3.10	(0.7)%
Total Mainline and Regional
Revenue passenger miles (millions) (a)	57,194	55,815	2.5%	108,080	105,834	2.1%
Available seat miles (millions) (b)	68,090	66,035	3.1%	131,482	128,164	2.6%
Cargo ton miles (millions) (k)	595	559	6.5%	1,155	1,059	9.1%
Passenger load factor (percent) (c)	84.0	84.5	(0.5) pts	82.2	82.6	(0.4) pts
Yield (cents) (d)	17.34	16.28	6.5%	17.20	16.38	4.9%
Passenger revenue per ASM (cents) (e)	14.57	13.76	5.9%	14.13	13.53	4.5%
Total revenue per ASM (cents) (l)	16.68	15.60	6.9%	16.24	15.42	5.3%
Cargo yield per ton mile (cents) (m)	37.16	36.56	1.6%	37.02	37.88	(2.3)%
Passenger enplanements (thousands) (g)	51,463	49,944	3.0%	98,016	96,044	2.1%
Aircraft at end of period	1,541	1,529	0.8%	1,541	1,529	0.8%
Fuel consumption (gallons in millions)	1,111	1,097	1.3%	2,147	2,121	1.2%
Average aircraft fuel price including related taxes ($/gallon)	3.03	2.98	1.5%	3.06	3.11	(1.6)%
Note 1: Represents the combined historical operating statistics of American and US Airways Group.

(a)	Revenue passenger mile (RPM) — A basic measure of sales volume. One RPM represents one passenger flown one mile.

(b)	Available seat mile (ASM) — A basic measure of production. One ASM represents one seat flown one mile.

(c)	Passenger load factor — The percentage of available seats that are filled with revenue passengers.

(d)	Yield — A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) — Passenger revenues divided by ASMs.

(f)	Operating cost per available seat mile (CASM) — Operating expenses divided by ASMs.

(g)	Passenger enplanements — The number of passengers on board an aircraft, including local, connecting and through passengers.

(h)
Block hours — The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length — The average of the distances flown on each segment of every route.

(j)
Regional statistics include our subsidiaries, Envoy Aviation Group Inc. (formerly known as AMR Eagle Holding Corporation), Piedmont Airlines, Inc. and PSA Airlines, Inc., and operating and financial results from our capacity purchase agreements with Air Wisconsin Airlines Corporation, Chautauqua Airlines, Inc., ExpressJet Airlines, Inc., Mesa Airlines, Inc., Republic Airline Inc. and SkyWest Airlines, Inc.

(k)	Cargo ton miles — A basic measure of cargo transportation. One cargo ton mile represents one ton of cargo transported one mile.

(l)	Total revenue per available seat mile (RASM) — Total revenues divided by total mainline and regional ASMs.

(m)	Cargo yield per ton mile — Cargo revenues divided by total mainline and regional cargo ton miles.
Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
To conform to current year presentation, certain revenues and expenses in prior years have been reclassified. As a result, prior year amounts may not agree to the amounts previously reported. See Note 1 to AAG's condensed consolidated financial statements in Part I, Item 1A for additional information.
Operating Revenues

	Three Months Ended June 30,		$ Change	$ Change Due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Mainline passenger	$8,213	$4,888	$3,325	$2,861	$464	9.5
Regional passenger	1,707	752	955	921	34	4.4
Cargo	221	169	52	43	9	5.8
Other	1,214	640	574	388	186	29.0
Total operating revenues	$11,355	$6,449	$4,906	$4,213	$693	10.7
The following discussion of operating revenues excludes the results of US Airways Group in order to provide a more meaningful quarter-over-quarter comparison.
Total operating revenues in the second quarter of 2014 increased $693 million, or 10.7%, from the 2013 period which was driven by strong demand for air travel. Significant changes in the components of operating revenues, excluding the results of US Airways Group, are as follows:

•	Mainline passenger revenues increased $464 million, or 9.5%, in the second quarter of 2014 from the 2013 period due to higher yields and ASMs, offset in part by slightly lower load factors.

•	Cargo revenues increased $9 million, or 5.8%, in the second quarter of 2014 from the 2013 period driven primarily by an increase in transatlantic freight volumes.

•	Other revenues increased $186 million, or 29.0%, in the second quarter of 2014 from the 2013 period driven primarily by higher revenues associated with our frequent flyer programs.

Operating Expenses

	Three Months Ended June 30,		$ Change	$ Change Due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$2,830	$1,880	$950	$932	$18	0.9
Salaries, wages and benefits	2,163	1,284	879	720	159	12.4
Maintenance, materials and repairs	514	317	197	168	29	9.1
Other rent and landing fees	441	284	157	153	4	1.9
Aircraft rent	312	181	131	102	29	15.7
Selling expenses	402	273	129	121	8	3.3
Depreciation and amortization	319	207	112	99	13	6.4
Special items, net	251	12	239	74	165	nm
Other	1,067	730	337	332	5	0.6
Total mainline operating expenses	8,299	5,168	3,131	2,701	430	8.3
Regional expenses:
Fuel	535	260	275	265	10	4.0
Other	1,122	509	613	580	33	6.3
Total regional operating expenses	1,657	769	888	845	43	5.5
Total operating expenses	$9,956	$5,937	$4,019	$3,546	$473	8.0
The following discussion of operating expenses excludes the results of US Airways Group in order to provide a more meaningful quarter-over-quarter comparison.
Total operating expenses in the second quarter of 2014 increased $473 million, or 8.0%, from the 2013 period. Significant changes in the components of mainline operating expenses, excluding the results of US Airways Group, are as follows:

•	Aircraft fuel and related taxes increased 0.9% primarily due to an increase in the average price per gallon of fuel.

•	Salaries, wages and benefits increased 12.4% primarily due to merger related labor contracts.

•	Maintenance, materials and repairs increased 9.1% primarily due to an increase in the volume of engine overhauls.

•	Aircraft rent increased 15.7% primarily as a result of new leased aircraft deliveries since the end of the 2013 second quarter as we continue our fleet renewal program.

•	Depreciation and amortization increased 6.4% primarily as a result of new purchased aircraft deliveries since the end of the 2013 second quarter as we continue our fleet renewal program.
Regional Operating Expenses:
Total regional expenses, excluding the results of US Airways Group, increased $43 million, or 5.5%, in the second quarter of 2014 from the 2013 period. This increase was primarily due to higher expenses associated with certain capacity purchase agreements.
Nonoperating Income (Expense)

	Three Months Ended June 30,		$ Change	$ Change Due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Interest income	$8	$5	$3	$2	$1	34.0
Interest expense, net of capitalized interest	(214)	(161)	(53)	(77)	24	(15.3)
Other, net	11	(12)	23	(6)	29	nm
Total nonoperating expense, net	$(195)	$(168)	$(27)	$(81)	$54	(31.9)
The following discussion of nonoperating income and expense excludes the results of US Airways Group in order to provide a more meaningful quarter-over-quarter comparison.

    Interest income was $8 million and $5 million in the second quarter of 2014 and 2013, respectively. Our short-term investments in each period consisted of highly liquid investments which provided nominal returns.
Interest expense, net of capitalized interest decreased $24 million, or 15.3%, in the second quarter of 2014 from the 2013 period principally due to interest expense recorded in the 2013 second quarter relating to unsecured obligations pursuant to the Plan.
Other nonoperating income, net increased $29 million in the second quarter of 2014 from the 2013 period primarily due to the weakening of the U.S. dollar in foreign currency transactions. The second quarter of 2014 included $12 million in net foreign currency gains as compared to $23 million in net foreign currency losses in the 2013 period.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the filing of voluntary petitions for relief under Chapter 11, which were filed in November of 2011. The following table summarizes the components included in reorganization items, net on AAG's condensed consolidated statement of operations for the three months ended June 30, 2013 (in millions):

Aircraft and facility financing renegotiations and rejections (1)	$83
Professional fees	40
Other	1
Total reorganization items, net	$124

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing or facility agreement when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
To conform to current year presentation, certain revenues and expenses in prior years have been reclassified. As a result, prior year amounts may not agree to the amounts previously reported. See Note 1 to AAG's condensed consolidated financial statements in Part I, Item 1A for additional information.
Operating Revenues

	Six Months Ended June 30,		$ Change	$ Change Due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Mainline passenger	$15,471	$9,502	$5,969	$5,213	$756	8.0
Regional passenger	3,114	1,431	1,683	1,660	23	1.7
Cargo	428	325	103	81	22	6.6
Other	2,338	1,289	1,049	768	281	21.7
Total operating revenues	$21,351	$12,547	$8,804	$7,722	$1,082	8.6
The following discussion of operating revenues excludes the results of US Airways Group in order to provide a more meaningful period-over-period comparison.
Total operating revenues in the first six months of 2014 increased $1.1 billion, or 8.6%, from the 2013 period which was driven by strong demand for air travel. Significant changes in the components of operating revenues, excluding the results of US Airways Group, are as follows:

•	Mainline passenger revenues increased $756 million, or 8.0%, in the first six months of 2014 from the 2013 period due to higher yields and ASMs, offset in part by slightly lower load factors.

•	Cargo revenues increased $22 million, or 6.6%, in the first six months of 2014 from the 2013 period driven primarily by an increase in transatlantic freight volumes.

•	Other revenues increased $281 million, or 21.7%, in the first six months of 2014 from the 2013 period driven primarily by higher revenues associated with our frequent flyer programs.

Operating Expenses

	Six Months Ended June 30,		$ Change	$ Change Due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$5,541	$3,814	$1,727	$1,772	$(45)	(1.2)
Salaries, wages and benefits	4,282	2,551	1,731	1,439	292	11.5
Maintenance, materials and repairs	999	643	356	321	35	5.5
Other rent and landing fees	866	572	294	292	2	0.5
Aircraft rent	631	346	285	206	79	23.0
Selling expenses	804	563	241	238	3	0.5
Depreciation and amortization	626	411	215	192	23	5.5
Special items, net	114	83	31	129	(98)	nm
Other	2,108	1,432	676	633	43	3.0
Total mainline operating expenses	15,971	10,415	5,556	5,222	334	3.2
Regional expenses:
Fuel	1,035	525	510	512	(2)	(0.4)
Other	2,216	1,024	1,192	1,142	50	4.9
Total regional operating expenses	3,251	1,549	1,702	1,654	48	3.1
Total operating expenses	$19,222	$11,964	$7,258	$6,876	$382	3.2
The following discussion of operating expenses excludes the results of US Airways Group in order to provide a more meaningful quarter-over-quarter comparison.
Total operating expenses in the first six months of 2014 increased $382 million, or 3.2%, from the 2013 period. Significant changes in the components of mainline operating expenses, excluding the results of US Airways Group, are as follows:

•	Aircraft fuel and related taxes decreased 1.2% primarily due to a decrease in the average price per gallon of fuel.

•	Salaries, wages and benefits increased 11.5% primarily due to merger related labor contracts as well as increased costs from certain share-based compensation programs.

•	Maintenance, materials and repairs increased 5.5% primarily due to an increase in the volume of engine overhauls.

•	Aircraft rent increased 23.0% primarily as a result of new leased aircraft deliveries since the end of the 2013 second quarter as we continue our fleet renewal program.

•	Depreciation and amortization increased 5.5% as a result of new purchased aircraft deliveries since the end of the 2013 second quarter as we continue our fleet renewal program.
Regional Operating Expenses:
Total regional expenses, excluding the results of US Airways Group, increased $48 million, or 3.1%, in the first six months of 2014 from the 2013 period.
Nonoperating Income (Expense)

	Six Months Ended June 30,		$ Change	$ Change Due to Merger	Change Excluding Merger Impact
	2014	2013			$	%
	(In millions, except percentage changes)
Interest income	$15	$9	$6	$2	$4	43.1
Interest expense, net of capitalized interest	(457)	(415)	$(42)	(152)	110	(26.4)
Other, net	9	(37)	$46	(2)	48	nm
Total nonoperating expense, net	$(433)	$(443)	$10	$(152)	$162	(36.3)
The following discussion of nonoperating income and expense excludes the results of US Airways Group in order to provide a more meaningful period-over-period comparison.

    Interest income was $15 million and $9 million in the first six months of 2014 and 2013, respectively. Our short-term investments in each period consisted of highly liquid investments which provided nominal returns.
Interest expense, net of capitalized interest decreased $110 million, or 26.4%, in the first six months of 2014 from the 2013 period. This decrease was primarily due to $33 million of special charges recognized in the first six months of 2014 relating to non-cash interest accretion on bankruptcy settlement obligations, as compared to $116 million of special charges recognized in the first six months of 2013 relating to post-petition interest expense on unsecured obligations pursuant to the Plan.
Other nonoperating income, net increased $48 million in the first six months of 2014 from the 2013 period primarily due to the weakening of the U.S. dollar in foreign currency transactions. The first six months of 2014 included $15 million in net foreign currency gains as compared to $42 million in net foreign currency losses in the 2013 period.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the filing of voluntary petitions for relief under Chapter 11, which were filed in November of 2011. The following table summarizes the components included in reorganization items, net on AAG's condensed consolidated statement of operations for the six months ended June 30, 2013 (in millions):

Aircraft and facility financing renegotiations and rejections (1)	$219
Professional fees	79
Other	(14)
Total reorganization items, net	$284

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing or facility agreement when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim.

American's Results of Operations
In the second quarter of 2014, American realized operating income of $718 million and net income of $265 million. American's second quarter 2014 net income included net special operating charges of $180 million and total net special charges of $511 million. Excluding the effects of these special charges, American realized operating income of $898 million and net income of $776 million.
In the first six months of 2014, American realized operating income of $1.3 billion and net income of $666 million. American's 2014 six month period net income included net special operating credits of $35 million and total net special charges of $347 million. Excluding the effects of these special items, we realized operating income of $1.3 billion and net income of $1.0 billion.
The components of American's net special charges (credits) are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Mainline operating special items, net (1)	$179	$12	$(37)	$83
Regional operating special items, net	1	—	2	—
Nonoperating special items, net (2)	(4)	—	40	27
Reorganization items, net (3)	—	124	—	283
Income tax special items, net (4)	335	—	342	—
Total	$511	$136	$347	$393
(1) The 2014 second quarter mainline operating special items totaled a net charge of $179 million, which principally included $99 million of merger integration expenses related to information technology, professional fees, severance, re-branding of aircraft and airport facilities, relocation and training as well as a net $40 million charge for bankruptcy related items primarily reflecting fair value adjustments for bankruptcy settlement obligations and $26 million in charges relating to the buyout of leases associated with certain aircraft. The 2014 six month period mainline operating special items totaled a net credit of $37 million, which principally included a $305 million gain on the sale of slots at DCA and a net $16 million credit for bankruptcy related items primarily reflecting fair value adjustments for bankruptcy settlement obligations. These special credits were offset in part by $234 million of merger integration expenses as described above as well as $29 million in charges primarily relating to the buyout of leases associated with certain aircraft.
The 2013 second quarter mainline operating special items primarily consisted of merger related expenses. The 2013 six month period included $40 million in merger related expenses and a $43 million charge for workers' compensation claims.
(2) The 2014 six month period nonoperating special items of $40 million were primarily due to non-cash interest accretion on the bankruptcy settlement obligations.
The 2013 six month period nonoperating special items consisted of interest charges to recognize post-petition interest expense on unsecured obligations pursuant to the Plan.
(3) In the 2013 second quarter and six month period, American recognized reorganization expenses as a result of the filing of voluntary petitions for relief under Chapter 11. These amounts consisted primarily of estimated allowed claim amounts and professional fees.
(4) During the second quarter of 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. In connection with this sale, American recorded a special non-cash tax provision of $328 million in the statement of operations for the second quarter of 2014 that reverses the non-cash tax provision which was recorded in OCI, a subset of stockholders’ equity, principally in 2009. This provision represents the tax effect associated with gains recorded in OCI principally in 2009 due to a net increase in the fair value of American's fuel hedging contracts. In accordance with GAAP, American retained the $328 million tax provision in OCI until the last contract was settled or terminated. In addition, American recorded $7 million in non-cash deferred income tax provision related to certain indefinite-lived intangible assets in the 2014 second quarter. The 2014 six month period included the $328 million non-cash tax provision related to the settlement of fuel hedges discussed above as well as $14 million in non-cash deferred income tax provision related to certain indefinite-lived intangible assets.

The emergence from bankruptcy resulted in a statutory "ownership change" on December 9, 2013, as defined in Section 382, which limits American's future ability to utilize NOLs generated before the ownership change and certain subsequently recognized "built-in" losses and deductions, if any, existing as of the date of the ownership change. The general limitation rules for a debtor in a bankruptcy case are liberalized where an ownership change occurs upon emergence from bankruptcy. American's ability to utilize any new NOLs arising after the ownership change is not affected.
At December 31, 2013, American had approximately $9.5 billion of gross NOLs to reduce future federal taxable income, the majority of which are expected to be available for use in 2014, subject to the Section 382 limitation described above. The federal NOLs will expire beginning in 2022 if unused. These NOLs include an unrealized tax benefit of $647 million related to the implementation of share-based compensation accounting guidance that will be recorded in equity when realized. American also had approximately $3.8 billion of gross NOLs to reduce future state taxable income at December 31, 2013, which will expire in years 2014 through 2033 if unused. At December 31, 2013, American had an AMT credit carryforward of approximately $467 million available for federal income tax purposes, which is available for an indefinite period. American's net deferred tax assets, which include the NOLs, are subject to a full valuation allowance. At December 31, 2013, the federal and state valuation allowances were $4.9 billion and $378 million, respectively. In accordance with GAAP, utilization of the NOLs after December 9, 2013 will result in a corresponding decrease in the valuation allowance and offset American's tax provision dollar for dollar.
During the second quarter of 2014, American recorded a special $328 million non-cash income tax provision in connection with the settlement of our fuel hedges as discussed above. In addition, American recorded a special $7 million and $14 million non-cash deferred income tax provision related to certain indefinite-lived intangible assets in the 2014 second quarter and 2014 six month period, respectively.
For the three and six months ended June 30, 2014, American recorded $1 million and $5 million, respectively, of state and international income tax expense related to certain states and countries where NOLs were limited or unavailable to be used.
American did not record an income tax provision in the 2013 second quarter. For the six months ended June 30, 2013, American reported a loss before income taxes and recorded an income tax benefit of approximately $30 million as a result of the American Taxpayer Relief Act of 2012.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
To conform to current year presentation, certain revenues and expenses in prior years have been reclassified. As a result, prior year amounts may not agree to the amounts previously reported. See Note 1 to American's condensed consolidated financial statements in Part I, Item 1B for additional information.
Operating Revenues

	Three Months Ended June 30,		Percent Increase (Decrease)
	2014	2013
	(In millions)
Mainline passenger	$5,352	$4,888	9.5
Regional passenger	786	752	4.4
Cargo	178	169	5.3
Other	837	628	33.3
Total operating revenues	$7,153	$6,437	11.1
Total operating revenues in the second quarter of 2014 increased $716 million, or 11.1%, from the 2013 period which was driven by strong demand for air travel. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues increased $464 million, or 9.5%, in the second quarter of 2014 from the 2013 period due to higher yields and ASMs, offset in part by slightly lower load factors.

•	Cargo revenues increased $9 million, or 5.3%, in the second quarter of 2014 from the 2013 period driven primarily by an increase in transatlantic freight volumes.

•	Other revenues increased $209 million, or 33.3%, in the second quarter of 2014 from the 2013 period driven primarily by higher revenues associated with American's frequent flyer program.

Operating Expenses

	Three Months Ended June 30,		Percent Increase (Decrease)
	2014	2013
	(In millions)
Aircraft fuel and related taxes	$1,897	$1,880	0.9
Salaries, wages and benefits	1,441	1,282	12.4
Maintenance, materials and repairs	346	317	9.1
Other rent and landing fees	289	284	1.9
Aircraft rent	214	181	17.9
Selling expenses	282	273	3.3
Depreciation and amortization	220	207	6.4
Special items, net	179	12	nm
Other	763	739	3.3
Total mainline operating expenses	5,631	5,175	8.8
Regional expenses:
Fuel	270	259	4.2
Other	534	502	6.2
Total regional operating expenses	804	761	5.7
Total operating expenses	$6,435	$5,936	8.4
Total operating expenses in the second quarter of 2014 increased $499 million, or 8.4%, from the 2013 period. Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes increased 0.9% primarily due to a increase in the average price per gallon of fuel.

•	Salaries, wages and benefits increased 12.4% primarily due to merger related labor contracts.

•	Maintenance, materials and repairs increased 9.1% primarily due to an increase in the volume of engine overhauls.

•	Aircraft rent increased 17.9% primarily as a result of new leased aircraft deliveries since the end of the 2013 second quarter as American continues its fleet renewal program.

•	Depreciation and amortization increased 6.4% primarily as a result of new purchased aircraft deliveries since the end of the 2013 second quarter as American continues its fleet renewal program.
Regional Operating Expenses
Total regional expenses increased $43 million, or 5.7%, in the second quarter of 2014 from the 2013 period. This increase is primarily due to higher expenses associated with certain capacity purchase agreements.
Nonoperating Income (Expense)

	Three Months Ended June 30,		Percent Increase (Decrease)
	2014	2013
	(In millions)
Interest income	$6	$5	37.9
Interest expense, net of capitalized interest	(139)	(147)	(5.4)
Other, net	16	(7)	nm
Total nonoperating expense, net	$(117)	$(149)	21.8
Interest income was $6 million and $5 million in the second quarter of 2014 and 2013, respectively. American's short-term investments in each period consisted of highly liquid investments which provided nominal returns.

Interest expense, net of capitalized interest decreased $8 million, or 5.4%, in the second quarter of 2014 from the 2013 period principally due to interest expense recorded in the 2013 second quarter relating to unsecured obligations pursuant to the Plan.
Other nonoperating income, net increased $23 million in the second quarter of 2014 from the 2013 period primarily due to the weakening of the U.S. dollar in foreign currency transactions. The second quarter of 2014 included $11 million in net foreign currency gains as compared to $23 million in net foreign currency losses in the 2013 period.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the filing of voluntary petitions for relief under Chapter 11, which were filed in November of 2011. The following table summarizes the components included in reorganization items, net on American's condensed consolidated statement of operations for the three months ended June 30, 2013 (in millions):

Aircraft and facility financing renegotiations and rejections (1)	$83
Professional fees	40
Other	1
Total reorganization items, net	$124

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing or facility agreement when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
To conform to current year presentation, certain revenues and expenses in prior years have been reclassified. As a result, prior year amounts may not agree to the amounts previously reported. See Note 1 to American's condensed consolidated financial statements in Part I, Item 1B for additional information.
Operating Revenues

	Six Months Ended June 30,		Percent Increase (Decrease)
	2014	2013
	(In millions)
Mainline passenger	$10,258	$9,502	8.0
Regional passenger	1,455	1,431	1.7
Cargo	346	325	6.5
Other	1,563	1,264	23.6
Total operating revenues	$13,622	$12,522	8.8
Total operating revenues in the first six months of 2014 increased $1.1 billion, or 8.8%, from the 2013 period which was driven by strong demand for air travel. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues increased $756 million or 8.0%, in the first six months of 2014 from the 2013 period due to higher yields and ASMs, offset in part by slightly lower load factors.

•	Cargo revenues increased $21 million, or 6.5%, in the first six months of 2014 from the 2013 period driven primarily by an increase in transatlantic freight volumes.

•	Other revenues increased $299 million, or 23.6%, in the first six months of 2014 from the 2013 period driven primarily by higher revenues associated with American's frequent flyer program.

Operating Expenses

	Six Months Ended June 30,		Percent Increase (Decrease)
	2014	2013
	(In millions)
Aircraft fuel and related taxes	$3,768	$3,814	(1.2)
Salaries, wages and benefits	2,839	2,546	11.5
Maintenance, materials and repairs	678	643	5.4
Other rent and landing fees	574	572	0.5
Aircraft rent	430	346	24.2
Selling expenses	566	563	0.5
Depreciation and amortization	434	411	5.5
Special items, net	(37)	83	nm
Other	1,512	1,449	4.4
Total mainline operating expenses	10,764	10,427	3.2
Regional expenses:
Fuel	523	524	(0.3)
Other	1,039	1,004	3.6
Total regional operating expenses	1,562	1,528	2.2
Total operating expenses	$12,326	$11,955	3.1
Total operating expenses in the first six months of 2014 increased $371 million, or 3.1%, from the 2013 period. Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased 1.2% primarily due to a decrease in the average price per gallon of fuel.

•	Salaries, wages and benefits increased 11.5% primarily due to merger related labor contracts as well as increased costs from certain share-based compensation programs.

•	Maintenance, materials and repairs increased 5.4% primarily due to an increase in the volume of engine overhauls.

•	Aircraft rent increased 24.2% primarily as a result of new leased aircraft deliveries since the end of the 2013 second quarter as American continues its fleet renewal program.

•	Depreciation and amortization increased 5.5% primarily as a result of new purchased aircraft deliveries since the end of the 2013 second quarter as American continues its fleet renewal program.
Regional Operating Expenses
Total regional expenses increased $34 million, or 2.2%, in the second quarter of 2014 from the 2013 period.
Nonoperating Income (Expense)

	Six Months Ended June 30,		Percent Increase (Decrease)
	2014	2013
	(In millions)
Interest income	$13	$9	47.2
Interest expense, net of capitalized interest	(307)	(315)	(2.5)
Other, net	11	(33)	nm
Total nonoperating expense, net	$(283)	$(339)	(16.5)
Interest income was $13 million and $9 million in the first six months of 2014 and 2013, respectively. American's short-term investments in each period consisted of highly liquid investments which provided nominal returns.

Other nonoperating income, net increased $44 million in the first six months of 2014 from the 2013 period primarily due to the weakening of the U.S. dollar in foreign currency transactions. The first six months of 2014 included $15 million in net foreign currency gains as compared to $42 million in net foreign currency losses in the 2013 period.
Reorganization Items, Net
Reorganization items refer to revenues, expenses (including professional fees), realized gains and losses and provisions for losses that are realized or incurred as a direct result of the filing of voluntary petitions for relief under Chapter 11, which were filed in November of 2011. The following table summarizes the components included in reorganization items, net on American's condensed consolidated statement of operations for the six months ended June 30, 2013 (in millions):

Aircraft and facility financing renegotiations and rejections (1)	$219
Professional fees	78
Other	(14)
Total reorganization items, net	$283

(1)
Amounts include allowed claims (claims approved by the Bankruptcy Court) and estimated allowed claims relating to (i) the rejection or modification of financings related to aircraft and (ii) entry of orders treated as unsecured claims with respect to facility agreements supporting certain issuances of special facility revenue bonds. The Debtors recorded an estimated claim associated with the rejection or modification of a financing or facility agreement when the applicable motion was filed with the Bankruptcy Court to reject or modify such financing and the Debtors believed that it was probable the motion would be approved, and there was sufficient information to estimate the claim.

Liquidity and Capital Resources
Cash, Short-Term Investments and Restricted Cash
As of June 30, 2014, AAG's total cash, short-term investments and restricted cash and short-term investments was $10.3 billion, of which $882 million was restricted. Additional detail is provided in the table below (in millions):

	AAG		American
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Cash	$1,210	$1,140	$981	$829
Short-term investments	8,249	8,111	4,822	5,162
Restricted cash and short-term investments (1)	882	1,035	650	702
Total cash, short-term investments and restricted cash and short-term investments	$10,341	$10,286	$6,453	$6,693

(1)	Our restricted cash and short-term investments related primarily to collateral held to support projected workers compensation obligations.
As of June 30, 2014, approximately $887 million of our cash and short-term investments balances were held in foreign bank accounts, of which $791 million is held in Venezuelan bolivars. The Venezuelan bolivars are valued at the weighted average applicable exchange rate of 6.53 bolivars to the dollar. This includes approximately $94 million valued at 4.3 bolivars, approximately $611 million valued at 6.3 bolivars, and approximately $86 million valued at 10.6 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. In the first quarter of 2014, the Venezuelan government announced that a newly-implemented system (SICAD I) will determine the exchange rate (which fluctuates as determined by weekly auctions and at June 30, 2014 was 10.6 bolivars to the dollar) for repatriation of cash proceeds from ticket sales after January 1, 2014, and introduced new procedures for approval of repatriation of local currency. We are continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. However, pending further repatriation of funds, and due to the significant decrease in demand for air travel resulting from the effective devaluation of the bolivar, we recently significantly reduced capacity in this market. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A. - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of this and other currency risks.
Sources and Uses of Cash
AAG
Operating Activities
Net cash provided by operating activities was $2.6 billion and $1.9 billion for the first six months of 2014 and 2013, respectively, a period-over-period improvement of $767 million. This period-over-period improvement is principally due to the inclusion of US Airways Group's net cash provided by operating activities for the 2014 period.
Investing Activities
Net cash used in investing activities was $2.3 billion and $4.0 billion for the first six months of 2014 and 2013, respectively.
Principal investing activities in the 2014 period included expenditures of $2.7 billion for property and equipment, consisting primarily of the purchase of newly delivered aircraft including 10 Boeing 737 family aircraft, three Boeing 777 aircraft, 14 A320 family aircraft, three A330 aircraft and three Bombardier CRJ-900 aircraft, the purchase of three A330 aircraft, two Boeing 777 aircraft and two A320 family aircraft previously being leased, as well as pre-delivery deposits for certain aircraft on order, and $138 million in net purchases of short-term investments. These cash outflows were offset in part by proceeds from the sale of DCA slots of $307 million and a $153 million decrease in restricted cash and short-term investments primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which we had not yet provided air transportation.
Principal investing activities in the 2013 period included $2.2 billion in net purchases of short-term investments and expenditures of $1.8 billion for property and equipment, consisting primarily of the purchase of 18 Boeing 737 family aircraft and six Boeing 777 aircraft, as well as pre-delivery deposits for certain aircraft on order.

Financing Activities
Net cash used in financing activities was $220 million for the first six months of 2014 as compared to net cash provided by financing activities of $2.3 billion for the first six months of 2013.
Principal financing activities in the 2014 period included debt repayments of $1.1 billion including the $175 million settlement of our 7.25% Convertible Notes, $113 million prepayment of outstanding debt secured by certain aircraft and $100 million prepayment on our 7.50% Senior Secured Notes. These cash outflows were offset in part by proceeds of $534 million primarily from the issuance of EETC equipment notes and other debt associated with aircraft deliveries in 2014 and $411 million from sale-leaseback transactions related to the financing of 10 Boeing 737 family aircraft.
Principal financing activities in the 2013 period included proceeds of $1.7 billion from the issuance of EETC equipment notes and $1.1 billion from sale-leaseback transactions related to the financing of 17 Boeing 737 family aircraft and three Boeing 777 aircraft. These proceeds were offset in part by debt repayments of $551 million.
American
Operating Activities
Net cash provided by operating activities was $1.7 billion and $1.9 billion for the first six months of 2014 and 2013, respectively, a period-over-period decrease of $172 million.
Investing Activities
Net cash used in investing activities was $1.3 billion and $4.0 billion for the first six months of 2014 and 2013, respectively.
Principal investing activities in the 2014 period included expenditures of $1.8 billion for property and equipment, consisting primarily of the purchase of newly delivered aircraft including 10 Boeing 737 family aircraft, three Boeing 777 aircraft, seven A320 family aircraft and three Bombardier CRJ-900 aircraft, the purchase of two Boeing 777 aircraft and two A320 family aircraft previously being leased, as well as pre-delivery deposits for certain aircraft on order, and $198 million of cash transferred to affiliates. These cash outflows were offset in part by $340 million in net sales of short-term investments, $299 million in proceeds from the sale of DCA slots and a $52 million decrease in restricted cash and short-term investments primarily due to a change in the amount of holdback held by certain credit card processors for advance ticket sales for which we had not yet provided air transportation.
Principal investing activities in the 2013 period included $2.2 billion in net purchases of short-term investments and expenditures of $1.8 billion for property and equipment, consisting primarily of the purchase of 18 Boeing 737 family aircraft and six Boeing 777 aircraft, as well as pre-delivery deposits for certain aircraft on order.
Financing Activities
Net cash used in financing activities was $203 million for the first six months of 2014 as compared to net cash provided by financing activities of $2.3 billion for the first six months of 2013.
Principal financing activities in the 2014 period included debt repayments of $655 million including the $100 million prepayment on American's 7.50% Senior Secured Notes and $61 million prepayment of outstanding debt secured by certain aircraft. These cash outflows were offset in part by proceeds of $411 million from sale-leaseback transactions related to the financing of 10 Boeing 737 family aircraft and $53 million from the issuance of debt associated with aircraft deliveries in 2014.
Principal financing activities in the 2013 period included proceeds of $1.7 billion from the issuance of EETC equipment notes and $1.1 billion from sale-leaseback transactions related to the financing of 17 Boeing 737 family aircraft and three Boeing 777 aircraft. These proceeds were offset in part by debt repayments of $551 million.
Commitments
Significant Indebtedness
As of June 30, 2014, AAG and American had $16.8 billion and $10.6 billion, respectively, in long-term debt and capital leases (including current maturities and before debt discount). See Note 7 to AAG's condensed consolidated financial statements in Part I, Item 1A and Note 6 to American's condensed consolidated financial statements in Part I, Item 1B for further information on all indebtedness as of June 30, 2014. Our significant indebtedness includes the following agreements:

Credit Facilities (American)
On June 27, 2013, American and AAG entered into a Credit and Guaranty Agreement (as amended, the Credit Agreement) with certain lenders. The Credit Agreement provides for a $1.9 billion term loan facility (the Term Loan Facility) and a $1.0 billion revolving credit facility (the Revolving Facility and, together with the Term Loan Facility, the Credit Facilities). As of June 30, 2014, American had borrowed $1.9 billion under the Term Loan Facility. The Credit Facilities are secured obligations of American and guaranteed by AAG. The Revolving Facility provides that American may from time to time borrow, repay and reborrow loans thereunder and have letters of credit issued thereunder in an aggregate amount outstanding at any time of up to $1.0 billion. As of June 30, 2014, there were no borrowings or letters of credit outstanding under the Revolving Facility.
Upon consummation of the Merger, US Airways Group and US Airways joined the Credit Facilities as guarantors. Following the joinder, certain minimum dollar-thresholds under the negative and financial covenants in the Credit Facilities were automatically increased. The Term Loan Facility and Revolving Facility mature on June 27, 2019 and June 27, 2018, respectively, unless otherwise extended by the applicable parties. The Term Loan Facility is repayable in quarterly installments in an amount equal to 0.25% of the original principal amount thereof with any unpaid balance due on the maturity date of the Term Loan Facility.
Voluntary prepayments may be made by American at any time, with a premium of 1.00% applicable to certain prepayments made prior to the date that is six months following December 27, 2013. Mandatory prepayments at par of term loans and revolving loans are required to the extent necessary to comply with American's covenants regarding the collateral coverage ratio and certain dispositions of collateral. In addition, if a "change of control" (as defined in the Credit Agreement) occurs, American will, absent an amendment or waiver, be required to repay at par the loans outstanding under the Credit Facilities and terminate the Revolving Facility.
The Credit Facilities bear interest at an index rate plus an applicable index margin or, at American's option, LIBOR (subject to a floor of 0.75%, with respect to the Term Loan) plus an applicable LIBOR margin. The applicable LIBOR margin is 3.00% for borrowings under both the Term Loan Facility and the Revolving Facility. Subject to certain limitations and exceptions, the Credit Facilities are secured by certain collateral, including liens on certain route authorities to operate between certain specified cities and certain take-off and landing rights at certain airports, and American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the Credit Facilities as more fully described below in "Collateral Related Covenants."
The Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the Credit Facilities may be accelerated and become due and payable immediately. The Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.
Senior Secured Notes (American)
In March 2011, American issued $1.0 billion aggregate principal amount of senior secured notes due 2016 (the Senior Secured Notes) guaranteed on an unsecured basis by AAG. In connection with the closing of the Merger, US Airways and US Airways Group entered into a First Supplemental Indenture, dated as of December 9, 2013, pursuant to which US Airways and US Airways Group became guarantors. The Senior Secured Notes bear interest at a rate of 7.50% per annum, payable semi-annually on March 15 and September 15 of each year, beginning September 15, 2011. As is customary for financings of this nature, the indebtedness evidenced by the Senior Secured Notes may be accelerated upon the occurrence of events of default under the related indenture. Subject to certain limitations and exceptions, the Senior Secured Notes are secured by certain route authorities, airport landing and takeoff slots, and rights to use or occupy space in airport terminals, in each case that American uses to operate non-stop services between certain airports and American is required maintain a certain minimum ratio of appraised value of the collateral to the outstanding amounts under the Senior Secured Notes as more fully described below in "Collateral Related Covenants."
American, at its option, may redeem some or all of the Senior Secured Notes at any time on or after March 15, 2013 or prior to such date in certain limited circumstances, in each case, at specified redemption prices, plus accrued and unpaid interest, if any. If such redemption occurs during the twelve month period beginning on (1) March 15, 2013, the redemption price would be 105.625% of the aggregate principal amount of the Senior Secured Notes to be redeemed, (2) March 15, 2014, the redemption price will be 103.75% of the aggregate principal amount of the Senior Secured Notes to be redeemed and (3) March 15, 2015, the redemption price will be 100% of the aggregate principal amount of the Senior Secured Notes to be redeemed, plus, in each case, accrued and unpaid interest, if any. In addition, at any time prior to March 15, 2014, American, at its option, could redeem (1) up to 35% of the aggregate principal amount of the Senior Secured Notes with the proceeds of certain equity offerings at a redemption price of 107.5% of their principal amount, plus accrued and unpaid interest, if any, and (2) during any 12-month period, up to 10% of the original aggregate principal amount of the Senior Secured Notes at a redemption price of 103% of their principal amount, plus accrued and unpaid interest, if any. If American sells certain assets or if a "change of control" (as defined in the indenture) occurs, American must offer to repurchase the Senior Secured Notes at prices specified in the indenture.
The indenture for the Senior Secured Notes includes covenants that, among other things, limit our ability to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends. The indenture for the Senior Secured Notes also contains events of default customary for similar financings, including cross-default to certain material indebtedness of American. Upon the occurrence of certain events of default, the Senior Secured Notes may be accelerated and become due and payable.
In March 2014, American prepaid $100 million of its 7.50% senior secured notes at a redemption price of 103% of their principal amount plus accrued and unpaid interest.
2013 Citicorp Credit Facility (US Airways)
On May 23, 2013, US Airways entered into a term loan credit facility (the 2013 Citicorp Credit Facility) with Citicorp North America, Inc., as administrative agent, and a syndicate of lenders. US Airways Group and certain other subsidiaries of US Airways Group are guarantors of the 2013 Citicorp Credit Facility agreement. In connection with the closing of the Merger, AAG and American entered into a joinder to the 2013 Citicorp credit facility loan agreement pursuant to which AAG and American became guarantors under such agreement.
The 2013 Citicorp Credit Facility consists of $1.0 billion of tranche B-1 term loans (Tranche B-1) and $600 million of tranche B-2 term loans (Tranche B-2). Voluntary prepayments may be made at any time, with a premium of 1.00% applicable to certain prepayments made prior to the date that is six months following January 16, 2014. Mandatory prepayments of the term loans are required to the extent necessary to comply with US Airways' covenants regarding the collateral coverage ratio and certain dispositions of collateral. In addition, under the 2013 Citicorp Credit Facility agreement, if a "change of control" (as defined in the 2013 Citicorp Credit Facility agreement) occurs, US Airways will (absent an amendment or waiver) be required to repay the outstanding loans in full together with accrued interest thereon to the date of such prepayment.
As of June 30, 2014, the 2013 Citicorp Credit Facility bears interest at an index rate plus an applicable index margin or, at US Airways' option, LIBOR (subject to a floor of 0.75%) plus an applicable LIBOR margin. The applicable LIBOR margin is 2.75% for Tranche B-1 and 2.25% for Tranche B-2.
Tranche B-1 and Tranche B-2 mature on May 23, 2019 and November 23, 2016, respectively (unless otherwise extended by the applicable parties), and each is repayable in annual installments to be paid on each anniversary of the closing date in an amount equal to 1.00% of the initial aggregate principal amount of the loans with any unpaid balance due on the maturity date of the respective tranche.
The obligations of US Airways under the 2013 Citicorp Credit Facility are secured by liens on certain route authorities, certain take-off and landing rights at certain airports, and certain other assets of US Airways. US Airways is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2013 Citicorp Credit Facility as more fully described below in "Collateral Related Covenants."
The 2013 Citicorp Credit Facility agreement includes affirmative, negative and financial covenants that, among other things, (a) require AAG and its restricted subsidiaries to maintain unrestricted liquidity of not less than $2.0 billion, with not less than $750 million held in accounts subject to control agreements, and (b) restrict the ability of US Airways Group, its subsidiaries party to the 2013 Citicorp Credit Facility, AAG and American to make certain investments, pay dividends and make certain other payments, make certain acquisitions, incur liens on the collateral, dispose of collateral, enter into certain affiliate transactions, enter into certain hedging transactions, and engage in certain business activities, in each case subject to certain exceptions. The 2013 Citicorp Credit Facility agreement contains events of default customary for similar financings, including a cross-default provision to certain other material indebtedness of US Airways and certain of its affiliates. Upon the occurrence of an event of default, the outstanding obligations under the 2013 Citicorp Credit Facility may be accelerated and become due and payable immediately.

Current Developments
2013-1 EETCs (US Airways)
In the first six months of 2014, US Airways issued $481 million of equipment notes in two series under its 2013-1 EETCs completed in April 2013: Series A equipment notes in the amount of $364 million bearing interest at 3.95% per annum and Series B equipment notes in the amount of $117 million bearing interest at 5.375% per annum. The equipment notes are secured by liens on aircraft.
Other Secured Indebtedness (American and US Airways)
In May 2014, we elected to prepay $113 million principal amount of outstanding debt secured by certain aircraft.
In June 2014, American entered into a loan agreement to borrow $53 million in connection with financing certain aircraft deliveries. The notes mature in 2026 and bear interest at a rate of LIBOR plus an applicable margin.
Obligations Associated with Special Facility Revenue Bonds (American and US Airways)
In June 2014, we prepaid $51 million of obligations, of which $29 million was reflected as debt on our balance sheet, associated with special facility revenue bonds issued by municipalities to build or improve certain airport and maintenance facilities. Also in June, we gave notice that we intend to prepay an additional $261 million of special facility bond related obligations in the third quarter of 2014, of which $106 million is reflected as debt on our balance sheet. The off-balance sheet portion of these obligations are accounted for as operating leases.
7.25% Convertible Notes (US Airways Group)
In March 2014, we notified the holders of US Airways Group's 7.25% convertible notes that we had elected to settle solely in cash instead of shares of AAG Common Stock all conversions during the period beginning on March 15, 2014 and ending on, and including, the second scheduled trading day immediately preceding the maturity date of May 15, 2014. In May 2014, the Company settled all outstanding 7.25% convertible notes in cash for approximately $175 million.
Guarantees
In March 2014, AAG, US Airways Group and US Airways entered into amended and restated guarantees of the payment obligations of US Airways under the equipment notes relating to each of its Series 2010-1, 2011-1, 2012-1, 2012-2 and 2013-1 Pass Through Certificates the result of which was to add AAG as a guarantor of such equipment notes on a joint and several basis with US Airways Group.
Collateral Related Covenants
Certain of our debt financing agreements contain loan to value ratio covenants and require us to periodically appraise the collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part, with premium (if any), or pay additional interest on the related indebtedness, as described below.
Specifically, American is required to meet certain collateral coverage tests on a periodic basis on two financing transactions: (1) the Senior Secured Notes and (2) the Credit Facilities, and US Airways is required to meet a collateral coverage test on a periodic basis on the 2013 Citicorp Credit Facility. We were in compliance with the collateral coverage tests for each of these financing transactions as of the most recent measurement dates.
Credit Ratings
The following table details our credit ratings as of June 30, 2014:

	S&P Local Issuer Credit Rating	Fitch Issuer Default Credit Rating	Moody's Corporate Family Rating
American Airlines Group	B	B+	B1
American Airlines	B	B+	*
*    The credit agency does not rate this category for the respective entity.

A decrease in our credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income, and our credit ratings could adversely affect our ability to obtain additional financing. If our financial performance or industry conditions worsen, we may face future downgrades, which could negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness.
Aircraft and Engine Purchase Commitments
As of June 30, 2014, we have definitive purchase agreements with Airbus, Boeing and other manufacturers for the acquisition of the following mainline and regional aircraft:

	Remainder of 2014	2015	2016	2017	2018	2019 and Thereafter	Total
Airbus
A320 Family	29	42	25	20	—	—	116
A320 Neo	—	—	—	10	25	65	100
A350 XWB	—	—	—	6	10	6	22
Boeing
737 Family	10	20	20	20	—	—	70
737 MAX	—	—	—	3	17	80	100
777-300 ER	3	2	2	—	—	—	7
787 Family	2	11	13	9	7	—	42
Bombardier
CRJ900 (1)	12	15	—	—	—	—	27
Embraer
ERJ175 (1)	—	24	24	12	—	—	60
Total	56	114	84	80	59	151	544

(1)	These aircraft may be operated by wholly-owned subsidiaries or leased to third-party regional carriers which would operate the aircraft under capacity purchase arrangements.
We also have agreements for 52 spare engines to be delivered in 2014 and beyond. Under all of our aircraft and engine purchase agreements, our total future commitments as of June 30, 2014 are expected to be as follows (approximately, in millions):

	Remainder of 2014	2015	2016	2017	2018	2019 and Thereafter	Total
Payments for American aircraft commitments and certain engines (1)	$1,434	$3,982	$3,947	$3,625	$3,656	$11,159	$27,803
Payments for US Airways aircraft commitments and certain engines	$453	$520	$112	$716	$985	$556	$3,342

(1)
These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted Boeing a security interest in its purchase deposits with Boeing. Our purchase deposits totaled $1.0 billion as of June 30, 2014.

In April 2014, we exercised our option to purchase and terminated our existing lease financing arrangements with respect to 62 Airbus A320 family aircraft scheduled to be delivered between the first quarter of 2015 and the third quarter of 2017. In connection with our exercise of such option, we also exercised our right to convert firm orders for 30 Airbus A320 family NEO aircraft, scheduled to be delivered in 2021 and 2022, to options to acquire such aircraft. The table above reflects these changes.
We do not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2016: 72 Airbus 320 family aircraft, 4 Boeing 737 family aircraft, 7 Boeing 777-300ER aircraft and 18 Boeing 787 family aircraft. In addition, we do not have financing commitments in place for the majority of aircraft currently on order and scheduled to be delivered in 2017 and beyond. See Part II, Item 1A - Risk Factors - "We will need to obtain sufficient financing or other capital to operate successfully."

Credit Card Processing and Other Reserves
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. Credit card processors have financial risk associated with tickets purchased for travel because, although the processor generally forwards the cash related to the purchase to us soon after the purchase is completed, the air travel generally occurs after that time, and the processor may have liability if we do not ultimately provide the air travel. Our agreements allow these processing companies, under certain conditions, to hold an amount of our cash (referred to as a "holdback") equal to a portion of advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. We are not currently required to maintain any holdbacks pursuant to these requirements. Certain of our agreements provide that these holdback requirements can be modified at the discretion of the processing companies, up to the estimated liability for future air travel purchased with the respective credit cards, upon the occurrence of specified events, including material adverse changes in our financial condition. The amount that the processing companies may withhold also varies as a result of changes in financial risk due to seasonal fluctuations in ticket volume. Additional holdback requirements will reduce our liquidity in the form of unrestricted cash by the amount of the holdbacks.
Pension Funding Obligation
We are required to make minimum contributions to our defined benefit pension plans under the minimum funding requirements of ERISA, the Pension Funding Equity Act of 2004, the Pension Protection Act of 2006, the Pension Relief Act of 2010, and the Moving Ahead for Progress in the 21st Century Act of 2012. During the first six months of 2014, we contributed $71 million to our defined benefit pension plans. On July 15, 2014, we contributed an additional $37 million to our defined benefit pension plans.
Our minimum required contribution to our pension plans for 2014 is $120 million. Currently, our minimum funding obligation for our pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Upon expiration of these rules, our funding obligations are likely to increase materially.
Labor Agreements
In June 2014, we reached three tentative agreements with the International Association of Machinists (IAM) covering 11,000 US Airways mechanics, fleet service agents and maintenance training specialists. In July 2014, these three-year agreements that amend pre-merger contracts were ratified by IAM and will remain in effect until a joint collective bargaining agreement can be reached with their colleagues at the Transport Workers Union (TWU) to cover more than 30,000 employees at the new American Airlines.
Off-Balance Sheet Arrangements
An off-balance sheet arrangement is any transaction, agreement or other contractual arrangement involving an unconsolidated entity under which a company has (1) made guarantees, (2) a retained or a contingent interest in transferred assets, (3) an obligation under derivative instruments classified as equity or (4) any obligation arising out of a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or that engages in leasing, hedging or research and development arrangements with us.
There have been no material changes in our off-balance sheet arrangements as set forth in our 2013 AAG Form 10-K.

AAG Contractual Obligations
The following table provides details of our future cash contractual obligations as of June 30, 2014.

	Payments due by Period
	Remainder of 2014	2015	2016	2017	2018	2019 and Thereafter	Total
	(In millions)
American Airlines
Debt and capital lease obligations (1), (3)	$563	$890	$1,712	$859	$742	$5,844	$10,610
Interest obligations (2), (3)	287	538	445	403	411	1,151	3,235
Commitments for aircraft and engine purchases and operating leases (4), (5)	2,222	5,271	5,107	4,722	4,663	16,405	38,390
Regional capacity purchase agreements (6)	220	712	804	648	640	3,868	6,892
Minimum pension contribution and other purchase obligations (7)	245	376	318	294	285	3,979	5,497
Total AA Contractual Obligations	$3,537	$7,787	$8,386	$6,926	$6,741	$31,247	$64,624

US Airways Group and Other AAG subsidiaries
Debt and capital lease obligations (1), (3)	$298	$472	$959	$391	$1,032	$3,033	$6,185
Interest obligations (2), (3)	152	272	260	235	203	394	1,516
Commitments for aircraft and engine purchases and operating leases (4), (5)	848	1,262	760	1,312	1,432	1,894	7,508
Regional capacity purchase agreements (6)	582	1,033	888	757	580	1,293	5,133
Total AAG Contractual Obligations	$5,417	$10,826	$11,253	$9,621	$9,988	$37,861	$84,966

(1)	Amounts represent contractual amounts due. For American, excludes $49 million and for US Airways Group, excludes $18 million of unamortized debt discount as of June 30, 2014.

(2)	For variable-rate debt, future interest obligations are estimated using the current forward rates at June 30, 2014.

(3)
For American, includes $3.4 billion of future principal payments and $918 million of future interest payments, respectively, and for US Airways Group, includes $2.9 billion of future principal payments and $933 million of future interest payments, respectively, as of June 30, 2014, related to EETCs associated with mortgage financings for the purchase of certain aircraft.

(4)
See Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - "Liquidity and Capital Resources" for additional information about the obligations of American and US Airways Group.

(5)	For American, includes $280 million and for US Airways Group, includes $1.9 billion of future minimum lease payments related to EETC leverage leased financings of certain aircraft as of June 30, 2014.

(6)
Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.

(7)
Includes minimum pension contributions based on actuarially determined estimates and other postretirement benefit payments based on estimated payments through 2023. See Note 9 to American's condensed consolidated financial statements in Part I, Item 1B.

Capital Raising Activity and Other Possible Actions

In light of our significant financial commitments related to, among other things, new aircraft and the servicing and amortization of existing debt and equipment leasing arrangements, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations and these sources, however, may not be sufficient to cover cash contractual obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks or natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, or aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, the Credit Facilities, the 2013 Citicorp Credit Facility and certain of our other financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.
In the past, we have from time to time refinanced, redeemed or repurchased our debt and taken other steps to reduce or otherwise manage the aggregate amount and cost of our debt or lease obligations or otherwise improve our balance sheet. Going forward, depending on market conditions, our cash position and other considerations, we may continue to take such actions.
Critical Accounting Policies and Estimates
In the second quarter of 2014, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2013 Form 10-K.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for U.S. GAAP and International Financial Reporting Standards (IFRS). ASU 2014-09 applies to all companies that enter into contracts with customers to transfer goods or services. ASU 2014-09 is effective for public entities for interim and annual reporting periods beginning after December 15, 2016. Early application is not permitted and entities have the choice to apply ASU 2014-09 either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying ASU 2014-09 at the date of initial application and not adjusting comparative information. We are currently evaluating the requirements of ASU 2014-09 and have not yet determined its impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
AAG's Market Risk Sensitive Instruments and Positions
Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2013 10-K except as updated below. See Note 11 to AAG's condensed consolidated financial statements in Part I, Item 1A for accounting policies and additional information regarding derivatives.
Aircraft Fuel
During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. As of June 30, 2014, we do not have any fuel hedging contracts outstanding. We have not entered into any fuel hedges since December 9, 2013 and it is our current policy to not do so. As a result, we fully realize the effects of any increase or decrease in fuel prices. Our 2014 forecasted mainline and regional fuel consumption is presently approximately 4.3 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price results in a $43 million increase in annual expense.
    Foreign Currency
We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. Our largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies, particularly Venezuela and Argentina. We do not currently have a foreign currency hedge program related to our foreign currency-denominated ticket sales.
Venezuela Cash and Short-term Investments
As of June 30, 2014, approximately $791 million of our unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.53 bolivars to the dollar. This includes approximately $94 million valued at 4.3 bolivars, approximately $611 million valued at 6.3 bolivars, and approximately $86 million valued at 10.6 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. In the first quarter of 2014, the Venezuelan government announced that a newly-implemented system (SICAD I) will determine the exchange rate (which fluctuates as determined by weekly auctions and at June 30, 2014 was 10.6 bolivars to the dollar) for repatriation of cash proceeds from ticket sales after January 1, 2014, and introduced new procedures for approval of repatriation of local currency. We are continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. However, pending further repatriation of funds, and due to the significant decrease in demand for air travel resulting from the effective devaluation of the bolivar, we recently significantly reduced capacity in this market. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of these and other currency risks.

American's Market Risk Sensitive Instruments and Positions
American's primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. American's exposure to these market risks has not changed materially from its exposure discussed in its 2013 10-K except as updated below. See Note 10 to American's condensed consolidated financial statements in Part I, Item 1B for accounting policies and additional information regarding derivatives.
Aircraft Fuel
During the second quarter of 2014, American sold its portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. As of June 30, 2014, American does not have any fuel hedging contracts outstanding. American has not entered into any fuel hedges since December 9, 2013 and it is its current policy to not do so. As a result, American fully realizes the effects of any increase or decrease in fuel prices. American's 2014 forecasted mainline and regional fuel consumption is presently approximately 2.8 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price results in a $28 million increase in annual expense.
Foreign Currency
American is exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. American's largest exposure comes from the British pound, Euro, Canadian dollar, Japanese yen and various Latin American currencies, particularly Venezuela and Argentina. American does not currently have a foreign currency hedge program related to its foreign currency-denominated ticket sales.
Venezuela Cash and Short-term Investments
As of June 30, 2014, approximately $791 million of American's unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.53 bolivars to the dollar. This includes approximately $94 million valued at 4.3 bolivars, approximately $611 million valued at 6.3 bolivars, and approximately $86 million valued at 10.6 bolivars, with the rate depending on the date American submitted its repatriation request to the Venezuelan government. In the first quarter of 2014, the Venezuelan government announced that a newly-implemented system (SICAD I) will determine the exchange rate (which fluctuates as determined by weekly auctions and at June 30, 2014 was 10.6 bolivars to the dollar) for repatriation of cash proceeds from ticket sales after January 1, 2014, and introduced new procedures for approval of repatriation of local currency. American is continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. However, pending further repatriation of funds, and due to the significant decrease in demand for air travel resulting from the effective devaluation of the bolivar, American recently significantly reduced capacity in this market. American is monitoring this situation closely and continues to evaluate its holdings of Venezuelan bolivars for potential impairment. See Part II, Item 1A - Risk Factors "We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control" for additional discussion of these and other currency risks.

ITEM 4.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the AAG's and American’s disclosure controls and procedures as of June 30, 2014. Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that AAG's and American’s disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control over Financial Reporting
On December 9, 2013, we acquired US Airways Group and its subsidiaries. We have begun to integrate policies, processes, people, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to internal control over financial reporting. Except for any changes in internal controls related to the integration of US Airways Group and its subsidiaries into the post-Merger combined company, during the quarter ended June 30, 2014, there has been no change in AAG’s or American's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG's and American's internal control over financial reporting.
Limitation on the Effectiveness of Controls
We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of June 30, 2014.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Chapter 11 Cases. As previously disclosed, on the Petition Date, November 29, 2011, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. On October 21, 2013, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan, principally through the transactions contemplated by the Merger Agreement pursuant to which Merger Sub merged with and into US Airways Group, with US Airways Group surviving as a wholly-owned subsidiary of AAG. From the Petition Date through the Effective Date, pursuant to automatic stay provisions under the Bankruptcy Code and orders granted by the Bankruptcy Court, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date as well as all pending litigation against the Debtors generally were stayed. Following the Effective Date, actions to enforce or otherwise effect repayment of liabilities preceding the Petition Date, generally have been permanently enjoined. Any unresolved claims will continue to be subject to the claims reconciliation process under the supervision of the Bankruptcy Court. However, certain pending litigation related to pre-petition liabilities may proceed in courts other than the Bankruptcy Court to determine the amount, if any, of such litigation claims for purposes of treatment under the Plan.
Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG Common Stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed Single-Dip Unsecured Claims. The shares provided for under the Plan were determined based upon a Disputed Claims Reserve amount of claims of approximately $755 million, representing the maximum amount of additional distributions to subsequently allowed Single-Dip Unsecured Claims under the Plan. As of June 30, 2014, approximately 30.4 million shares of AAG Common Stock were held in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, AAG is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. On July 1, 2014, approximately 2.9 million of the approximately 30.4 million shares held in the Disputed Claims Reserve were distributed to holders of allowed Single-Dip Unsecured Claims, to holders of certain labor-related deemed claims, and to holders of certain non-management, non-union employee deemed claims as specified in the Plan, and shares were withheld or sold on account of related tax obligations. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR shareholders as of the Effective Date. However, resolution of disputed claims could have a material effect on recoveries by holders of additional allowed Single-Dip Unsecured Claims under the Plan and the amount of additional share distributions, if any, that are made to former AMR shareholders as the total number of shares of AAG Common Stock that remain available for distribution upon resolution of disputed claims is limited pursuant to the Plan.
There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, post-employee benefits are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American's motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees' benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. Our financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding.
Merger Class Action. On March 1, 2013, a complaint captioned Plumbers & Steamfitters Local Union No. 248 Pension Fund v. US Airways Group, Inc., et al., No. CV2013-051605, was filed as a putative class action on behalf of the stockholders of US Airways Group in the Superior Court for Maricopa County, Arizona. On July 3, 2013, an amended complaint, captioned Dennis Palkon, et al. v. US Airways Group, Inc., et al., No. CV2013-051605, was filed with the same court. The amended complaint names as defendants US Airways Group and the members of its board of directors, and alleges that the directors failed to maximize the value of US Airways Group in connection with the Merger and that US Airways Group aided and abetted those breaches of fiduciary duty. The relief sought in the amended complaint included an injunction against the Merger, or rescission in the event it has been consummated. The court in the above-referenced action denied the plaintiff’s motion for a temporary restraining order that had sought to enjoin the US Airways Group Annual Meeting of Stockholders. On May 6, 2014, the court granted defendants’ motion to dismiss this action. On May 27, 2014, plaintiff filed a motion for reconsideration of the court’s decision to dismiss the action, and that motion was denied and judgment entered in favor of the defendants, and the complaint was dismissed with prejudice, on July 14, 2014. As of the date of this report, we do not know if the plaintiff will appeal the dismissal.
Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint names as defendants US Airways Group and US Airways, and alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. The Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On January 10, 2014, the plaintiffs moved to amend their complaint to add additional factual allegations, a claim for money damages and a request for preliminary injunctive relief requiring the carriers to hold separate their assets. On March 14, 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs' requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets. On June 2, 2014, plaintiffs filed an amended motion for leave to file a second amended and supplemental complaint, which motion is currently being briefed by the parties. There is currently no trial date set. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.
US Airways Sabre Matter. On April 21, 2011, US Airways filed an antitrust lawsuit against Sabre Holdings Corporation, Sabre Inc. and Sabre Travel International Limited (collectively, Sabre) in Federal District Court for the Southern District of New York. The lawsuit, as amended to date, alleges, among other things, that Sabre has engaged in anticompetitive practices to preserve its market power by restricting our ability to distribute our products to our customers. The lawsuit also alleges that these actions have permitted Sabre to charge supracompetitive booking fees and to use technologies that are not as robust and as efficient as alternatives in a competitive market. The lawsuit seeks both injunctive relief and money damages. Sabre filed a motion to dismiss the case, which the court denied in part and granted in part in September 2011, allowing two of the four counts in the complaint to proceed. On April 1, 2014, Sabre filed motions for summary judgment that are pending before the court. We intend to pursue our claims against Sabre vigorously, but there can be no assurance of the outcome of this litigation.
General. We and our subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Therefore, although we will vigorously defend ourself in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain.

ITEM 1A.	RISK FACTORS
Below are certain risk factors that may affect our business, results of operations and financial condition, or the trading price of AAG Common Stock or our other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business.
Risk Factors Relating to the Company and Industry-Related Risks
We could experience significant operating losses in the future.
For a number of reasons, including those addressed in these risk factors, we might fail to achieve or maintain profitability and might experience significant losses. In particular, the condition of the economy, the level and volatility of fuel prices, the state of travel demand and intense competition in the airline industry have had and will continue to have an impact on our operating results, and may increase the risk that we will experience losses.
Downturns in economic conditions adversely affect our business.
Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel and changes in booking practices, both of which in turn have had, and may have in the future, a strong negative effect on our revenues. In addition, during challenging economic times, actions by our competitors to increase their revenues can have an adverse impact on our revenues. See "The airline industry is intensely competitive and dynamic" below. Certain labor agreements to which we are a party limit our ability to reduce the number of aircraft in operation, and the utilization of such aircraft, below certain levels. As a result, we may not be able to optimize the number of aircraft in operation in response to a decrease in passenger demand for air travel.

Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.
Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Jet fuel market prices have fluctuated substantially over the past several years and prices continued to be volatile in first six months of 2014.
Because of the amount of fuel needed to operate our business, even a relatively small increase in the price of fuel can have a material adverse aggregate effect on our operating results and liquidity. Due to the competitive nature of the airline industry and unpredictability of the market, we can offer no assurance that we may be able to increase our fares, impose fuel surcharges or otherwise increase revenues sufficiently to offset fuel price increases.
Although we are currently able to obtain adequate supplies of aircraft fuel, we cannot predict the future availability, price volatility or cost of aircraft fuel. Natural disasters, political disruptions or wars involving oil-producing countries, changes in fuel-related governmental policy, the strength of the U.S. dollar against foreign currencies, changes in access to petroleum product pipelines and terminals, speculation in the energy futures markets, changes in aircraft fuel production capacity, environmental concerns and other unpredictable events may result in fuel supply shortages, additional fuel price volatility and cost increases in the future.
We have a large number of older aircraft in our fleet, and these aircraft are not as fuel efficient as more recent models of aircraft, including those we have on order. We intend to continue to execute our fleet renewal plans to, among other things, improve the fuel efficiency of our fleet, and we are dependent on a limited number of major aircraft manufacturers to deliver aircraft on schedule. If we experience delays in delivery of the more fuel efficient aircraft that we have on order, we will be adversely affected.
Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, we sought to manage the risk of fuel price increases by using derivative contracts. During the second quarter of 2014, we sold our portfolio of fuel hedging contracts that were scheduled to settle on or after June 30, 2014. As of June 30, 2014, we do not have any fuel hedging contracts outstanding. We have not entered into any fuel hedges since the Effective Date, and our current policy is to not do so. Assuming we continue to pursue this policy, we will be fully exposed to fluctuations in fuel prices.
There can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts. To the extent we use derivative contracts that have the potential to create an obligation to pay upon settlement if prices decline significantly, such derivative contracts may limit our ability to benefit from lower fuel costs in the future. Also, a rapid decline in the projected price of fuel at a time when we have fuel hedging contracts in place could adversely impact our short-term liquidity, because hedge counterparties could require that we post collateral in the form of cash or letters of credit. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk - "AAG Market Risk Sensitive Instruments and Positions - Aircraft Fuel" and "American Airlines Market Risk Sensitive Instruments and Positions - Aircraft Fuel."
In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and regulations promulgated by the Commodity Futures Trading Commission (CFTC) introduce new requirements for centralized clearing for over-the-counter derivatives. This may include our fuel derivative contracts, if any. Our board of directors has approved our election of the CFTC’s end-user exemption, which permits us as a non-financial end user of derivatives to hedge commercial risk and be exempt from the CFTC mandatory clearing requirements. However, depending on the final regulations adopted by the CFTC and other regulators, our derivative contract counterparties may be subject to regulatory requirements and resulting new practices that may raise their costs. Those increased costs may in turn be passed on to us, resulting in increased transaction costs to execute derivative contracts and lower credit thresholds to post collateral.
The airline industry is intensely competitive and dynamic.
Our competitors include other major domestic airlines and foreign, regional and new entrant airlines, as well as joint ventures formed by some of these airlines, many of which have more financial or other resources and/or lower cost structures than ours, as well as other forms of transportation, including rail and private automobiles. In many of our markets we compete with at least one low-cost air carrier. Our revenues are sensitive to the actions of other carriers in many areas including pricing, scheduling, capacity and promotions, which can have a substantial adverse impact not only on our revenues, but on overall industry revenues. These factors may become even more significant in periods when the industry experiences large losses, as airlines under financial stress, or in bankruptcy, may institute pricing structures intended to achieve near-term survival rather than long-term viability.
Low-cost carriers have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines. Some low-cost carriers, which have cost structures lower than ours, have better recent financial performance and have announced growth strategies including commitments to acquire significant numbers of aircraft for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and, potentially, consolidation, and could continue to have an impact on our overall performance. For example, amendments to the Wright Amendment have reduced geographic restrictions on operations by Southwest Airlines and other carriers at Dallas Love Field (DAL) and will eliminate all domestic non-stop geographic restrictions on operations there in October 2014. This has increased low-cost carrier competition for our operations at Dallas/Fort Worth (DFW). In addition, the two gates at DAL that we divested as part of our settlement of antitrust litigation related to the Merger have been allocated to Virgin America, a low-cost carrier. The actions of the low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.
Certain airline alliances have been, or may in the future be, granted immunity from antitrust regulations by governmental authorities for specific areas of cooperation, such as joint pricing decisions. To the extent alliances formed by our competitors can undertake activities that are not available to us, our ability to effectively compete may be hindered.
We have implemented a JBA with British Airways, Iberia and Finnair, and antitrust-immunized cooperation with British Airways, Iberia, Finnair and Royal Jordanian. In addition, we have implemented an antitrust-immunized JBA with Japan Airlines and a JBA with Qantas. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented.
Additional mergers and other forms of industry consolidation, including antitrust immunity grants, may take place and may not involve us as a participant. Depending on which carriers combine and which assets, if any, are sold or otherwise transferred to other carriers in connection with such combinations, our competitive position relative to the post-combination carriers or other carriers that acquire such assets could be harmed. In addition, as carriers combine through traditional mergers or antitrust immunity grants, their route networks will grow, and that growth will result in greater overlap with our network, which in turn could result in lower overall market share and revenues for us. Such consolidation is not limited to the U.S., but could include further consolidation among international carriers in Europe and elsewhere.
We may be unable to integrate operations successfully and realize the anticipated synergies and other benefits of the Merger.
The Merger involves the combination of two companies that operated as independent public companies prior to the Merger, and each of which operated its own international network airline. Historically, the integration of separate airlines has often proven to be more time consuming and to require more resources than initially estimated. We must devote significant management attention and resources to integrating our business practices, cultures and operations. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully combine our businesses in a manner that permits us to achieve the synergies and other benefits anticipated to result from the Merger;

•
the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, aircraft fleets, networks, and other assets in a manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;

•	the effects of divestitures and other operational commitments in connection with the settlement of the litigation brought by the DOJ and certain states prior to the closing of the Merger;

•	the challenge of forming and maintaining an effective and cohesive management team;

•	the diversion of the attention of our management and other key employees;

•	the challenge of integrating workforces while maintaining focus on providing consistent, high quality customer service and running an efficient operation;

•
the risks relating to integrating various computer, communications and other technology systems, including designing and implementing an integrated customer reservations system, that will be necessary to operate American and US Airways as a single airline and to achieve cost synergies by eliminating redundancies in the businesses;

•	the disruption of, or the loss of momentum in, our ongoing business;

•	branding or rebranding initiatives may involve substantial costs and may not be favorably received by customers; and

•
potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the Merger, including costs in excess of the cash transition costs that we currently anticipate.

We have submitted to the FAA a transition plan for merging the day-to-day operations of American and US Airways under a single operating certificate. The issuance of a single operating certificate will occur when the FAA agrees that we have achieved a level of integration that can be safely managed under one certificate. While the parties currently believe that such approval can be obtained within two years from the closing of the Merger, the actual time required and cost incurred to receive this approval cannot be predicted. Any delay in the grant of such approval or increase in costs beyond those presently expected could have a material adverse effect on the completion date of our integration plan and receipt of the benefits expected from that plan.
See "We may face challenges in integrating our computer, communications and other technology systems" below.
Accordingly, we may not be able to realize the contemplated benefits of the Merger fully, or at all, or it may take longer and cost more to realize such benefits than expected.
Our indebtedness and other obligations are substantial and could adversely affect our business and liquidity.
We have significant amounts of indebtedness and other obligations, including pension obligations, obligations to make future payments on flight equipment and property leases, and substantial non-cancelable obligations under aircraft and related spare engine purchase agreements. Moreover, currently a substantial portion of our assets are pledged to secure our indebtedness. Our substantial indebtedness and other obligations could have important consequences. For example, they:

•
limit our ability to obtain additional funding for working capital, to withstand operating risks that are customary in the industry, capital expenditures, acquisitions, investments, integration costs, and general corporate purposes, and adversely affect the terms on which such funding can be obtained;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;

•	make us more vulnerable to economic downturns and catastrophic external events;

•	contain restrictive covenants that could:

◦	limit our ability to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends; and

◦
significantly constrain our ability to respond, or respond quickly, to unexpected disruptions in our own operations, the U.S. or global economies, or the businesses in which we operate, or to take advantage of opportunities that would improve our business, operations, or competitive position versus other airlines; and

•	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions.
We will need to obtain sufficient financing or other capital to operate successfully.
Our business plan contemplates significant investments in modernizing our fleet and integrating the American and US Airways businesses. Significant capital resources will be required to execute this plan, and, as a result, we estimate that, based on our commitments as of June 30, 2014, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2014-2018 would be approximately $19.4 billion, of which $16.6 billion represents commitments by American. We also currently anticipate cash transition costs to integrate our businesses following the Merger to be approximately $1.2 billion, and these costs could exceed our expectations. Accordingly, we will need substantial financing or other capital resources. In addition, as of the date of this report, we had not secured financing commitments for some of the aircraft that we have on order, and we cannot be assured of the availability or cost of that financing. In particular, we do not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2016: 72 Airbus 320 family aircraft, 4 Boeing 737 family aircraft, 7 Boeing 777-300ER aircraft and 18 Boeing 787 family aircraft. In addition, we do not have financing commitments in place for the majority of aircraft currently on order and scheduled to be delivered in 2017 and beyond. The number of aircraft for which we do not have financing may change as we exercise purchase options or otherwise change our purchase and delivery schedules. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may only be available on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, results of operations and financial condition.
Concerns about the systemic impact of inflation, the availability and cost of credit, energy costs and geopolitical issues, combined with continued changes in business activity levels and consumer confidence, increased unemployment and volatile oil prices, have in the past and may in the future contribute to volatility in the capital and credit markets. These market conditions could result in illiquid credit markets and wider credit spreads. Any such changes in the domestic and global financial markets may increase our costs of financing and adversely affect our ability to obtain financing needed for the acquisition of aircraft that we have contractual commitments to purchase and for other types of financings we may seek in order to refinance debt maturities, raise capital or fund other types of obligations. Any downgrades to our credit rating may likewise increase the cost and reduce the availability of financing.
Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (LIBOR). LIBOR tends to fluctuate based on general economic conditions, general interest rates, rates set by the Federal Reserve and other central banks, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure with respect to our 2013 Citicorp Credit Facility, the Credit Facilities and other of our floating rate debt, and accordingly, our interest expense for any particular period may fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected.
Our high level of fixed obligations may limit our ability to fund general corporate requirements and obtain additional financing, may limit our flexibility in responding to competitive developments and causes our business to be vulnerable to adverse economic and industry conditions.
We have a significant amount of fixed obligations, including debt, pension costs, aircraft leases and financings, aircraft purchase commitments, leases and developments of airport and other facilities and other cash obligations. We also have certain guaranteed costs associated with our regional operations.
As a result of the substantial fixed costs associated with these obligations:

•	a decrease in revenues results in a disproportionately greater percentage decrease in earnings;

•	we may not have sufficient liquidity to fund all of these fixed obligations if our revenues decline or costs increase; and

•	we may have to use our working capital to fund these fixed obligations instead of funding general corporate requirements, including capital expenditures.
These obligations also impact our ability to obtain additional financing, if needed, and our flexibility in the conduct of our business, and could materially adversely affect our liquidity, results of operations and financial condition.
We have significant pension and other post-employment benefit funding obligations, which may adversely affect our liquidity, results of operations and financial condition.
Our pension funding obligations are significant. The amount of these obligations will depend on the performance of investments held in trust by the pension plans, interest rates for determining liabilities and actuarial experience. Currently, our minimum funding obligation for our pension plans is subject to temporary favorable rules that are scheduled to expire at the end of 2017. Upon the expiration of those rules, our funding obligations are likely to increase materially. In addition, we may have significant obligations for other post-employment benefits depending on the outcome of an adversary proceeding related to retiree medical and life insurance obligations filed in the Chapter 11 cases.

Any failure to comply with the covenants contained in our financing arrangements may have a material adverse effect on our business, results of operations and financial condition.
The terms of our 2013 Citicorp Credit Facility and the Credit Facilities require us to ensure that AAG and its restricted subsidiaries maintain consolidated unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities in an aggregate amount not less than $2.0 billion, and the 2013 Citicorp Credit Facility also requires us and the other obligors thereunder to hold not less than $750 million (subject to partial reductions upon certain reductions in the outstanding amount of the loan) of that amount in accounts subject to control agreements.
Our ability to comply with these liquidity covenants while paying the fixed costs associated with our contractual obligations and our other expenses, including significant pension and other post-employment funding obligations and cash transition costs associated with the Merger, will depend on our operating performance and cash flow, which are seasonal, as well as factors including fuel costs and general economic and political conditions.
In addition, our credit facilities and certain other financing arrangements include covenants that, among other things, limit our ability to pay dividends and make certain other payments, make certain investments, incur additional indebtedness, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.
The factors affecting our liquidity (and our ability to comply with related liquidity and other covenants) will remain subject to significant fluctuations and uncertainties, many of which are outside our control. Any breach of our liquidity and other covenants or failure to timely pay our obligations could result in a variety of adverse consequences, including the acceleration of our indebtedness, the withholding of credit card proceeds by our credit card processors and the exercise of remedies by our creditors and lessors. In such a situation, we may not be able to fulfill our contractual obligations, repay the accelerated indebtedness, make required lease payments or otherwise cover our fixed costs.
If our financial condition worsens, provisions in our credit card processing and other commercial agreements may adversely affect our liquidity.
We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these processing companies, under certain conditions (including, with respect to certain agreements, the failure of American to maintain certain levels of liquidity) to hold an amount of our cash (a "holdback") equal to some or all of the advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. We are not currently required to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the processing companies upon the occurrence of specific events, including material adverse changes in our financial condition. An increase in the current holdback balances to higher percentages up to and including 100% of relevant advanced ticket sales could materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition.
The historical consolidated financial information contained in this report is not directly comparable to our financial information for prior or future periods.
A number of factors render our historical consolidated financial information not directly comparable to our financial information for prior or future periods, including:

•	because the Merger was completed on December 9, 2013, AAG's 2013 consolidated results of operations include the results of US Airways Group and its subsidiaries for only 23 days of 2013;

•
the Merger was accounted for using the acquisition method of accounting with AAG as the acquiring entity, resulting in an adjustment to the carrying values of the assets and liabilities of US Airways Group compared to its historical carrying values;

•
during the course of our Chapter 11 Cases and in connection with our emergence from Chapter 11 and the effectiveness of the Plan, we recorded material expenses, charges, costs and other accounting entries related to our restructuring process, many of which generally had not been incurred in the past and are not expected to be incurred in the future; and

•	certain prior accounting presentations, including the manner in which we report our regional operations, have been changed and historical results restated to conform to the current presentation.
Due to these and other factors largely related to the Merger and the Plan, investors are cautioned as to the limitations of our historical financial statements and urged to review carefully Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.
Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act (RLA). Under the RLA, CBAs generally contain "amendable dates" rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (NMB).
If no agreement is reached during direct negotiations between the parties, either party may request that the NMB appoint a federal mediator. The RLA prescribes no timetable for the direct negotiation and mediation processes, and it is not unusual for those processes to last for many months or even several years. If no agreement is reached in mediation, the NMB in its discretion may declare that an impasse exists and proffer binding arbitration to the parties. Either party may decline to submit to arbitration, and if arbitration is rejected by either party, a 30-day "cooling off" period commences. During or after that period, a Presidential Emergency Board (PEB) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another 30-day "cooling off" period. At the end of a "cooling off" period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise "self-help," such as a strike, which could materially adversely affect our business, results of operations and financial condition.
None of these unions presently may lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. See Part I, Item 1 - Business -"Employees and Labor Relations" in our 2013 Form 10-K.
The inability to maintain labor costs at competitive levels would harm our financial performance.
Currently, we believe our labor costs are competitive relative to the other large network carriers. However, we cannot provide assurance that labor costs going forward will remain competitive because some of our agreements are amendable now and others may become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions in our current or future labor negotiations. As of December 31, 2013, approximately 73% of our employees were represented for collective bargaining purposes by labor unions. Some of our unions have brought and may continue to bring grievances to binding arbitration, including related to wages. Unions may also bring court actions and may seek to compel us to engage in bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create material additional costs that we did not anticipate.
Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.
We operate principally through hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York City, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs resulting from air traffic control (ATC) delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, facility disruptions, labor relations, power supplies, fuel supplies, terrorist activities or otherwise could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition.
If we are unable to obtain and maintain adequate facilities and infrastructure throughout our system and, at some airports, adequate slots, we may be unable to operate our existing flight schedule and to expand or change our route network in the future, which may have a material adverse impact on our operations.
In order to operate our existing and proposed flight schedule and, where appropriate, add service along new or existing routes, we must be able to maintain and/or obtain adequate gates, ticketing facilities, operations areas, and office space. As airports around the world become more congested, we will not always be able to ensure that our plans for new service can be implemented in a commercially viable manner, given operating constraints at airports throughout our network, including due to inadequate facilities at desirable airports. Further, our operating costs at airports at which we operate, including our hubs, may increase significantly because of capital improvements at such airports that we may be required to fund, directly or indirectly. In some circumstances, such costs could be imposed by the relevant airport authority without our approval.
In addition, operations at four major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of slots or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the FAA currently regulates the allocation of slot or slot exemptions at Ronald Reagan Washington National Airport and three New York City airports: Newark, JFK and LaGuardia. Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Frankfurt, London Heathrow, Paris and other airports outside the

U.S. are regulated by local slot authorities pursuant to the International Air Transport Association’s Worldwide Scheduling Guidelines and applicable local law. We cannot provide any assurance that regulatory changes regarding the allocation of slots or similar regulatory authority will not have a material adverse impact on our operations. For example, the FAA is planning a new rulemaking in 2014 to modify the current rules limiting flight operations at New York City’s JFK and LaGuardia airports.
In connection with the settlement of litigation relating to the Merger brought by the DOJ and certain states, we entered into settlement agreements that provide for certain asset divestitures. In the agreement with the United States government, among other things, we agreed to divest and not reacquire for 10 years certain rights and assets consisting of 52 slot pairs at Washington Reagan National Airport, and 17 slot pairs at LaGuardia, in each case together with associated gates and related ground facilities necessary to operate those slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, Dallas Love Field, Los Angeles International Airport and Miami International Airport. The agreement with the plaintiff states requires our airlines, subject to certain conditions and exceptions, to maintain certain hub operations in a manner generally consistent with historical operations and to continue to provide scheduled daily service to certain specified communities, both for limited periods of time. In addition, we entered into a related settlement with the DOT related to small community service from Washington Reagan National Airport. Further, as a consequence of the Merger clearance process in the EU, we are required to make available one pair of London Heathrow slots for use by another carrier between London and Philadelphia, which the acquiring carrier can deploy on another Heathrow city pair after operating the slots on London-Philadelphia for a period of not less than three consecutive years, and, along with our JBA partners, we are required to make available for an initial period of up to seven years one pair of Heathrow slots for service between London and Miami that may be operated via an intermediate point.
Any limitation on our ability to acquire or maintain adequate gates, ticketing facilities, operations areas, slots (where applicable), or office space could have a material adverse effect on our business, results of operations and financial condition.
If we incur problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.
A significant portion of our regional operations are conducted by third-party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, and other risk factors, such as a bankruptcy restructuring of any of the regional operators. We may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. As our regional segment provides revenues to us directly and indirectly (by providing flow traffic to our hubs), any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.
In addition, our reliance upon others to provide essential services on behalf of our operations may result in our relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including distribution and sale of airline seat inventory, provision of information technology and services, regional operations, aircraft maintenance, ground services and facilities, reservations and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third-party service provider. We are also at risk should one of these service providers cease operations, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers. Volatility in fuel prices, disruptions to capital markets and adverse economic conditions in general have subjected certain of these third-party regional carriers to significant financial pressures, which have led to several bankruptcies among these carriers. Any material problems with the efficiency and timeliness of contract services, resulting from financial hardships or otherwise, could have a material adverse effect on our business, results of operations and financial condition.
We rely on third-party distribution channels and must manage effectively the costs, rights and functionality of these channels.
We rely on third-party distribution channels, including those provided by or through global distribution systems, or GDSs (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents, or OTAs (e.g., Expedia, Orbitz and Travelocity), to distribute a significant portion of our airline tickets, and we expect in the future to continue to rely on these channels and hope to expand their ability to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.
Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress has passed laws, and DOT, the FAA, the TSA and the Department of Homeland Security have issued a number of directives and other regulations, that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.
For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Our failure to timely comply with these requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. In addition, the FAA recently issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule, which became effective on January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones, and other factors. These regulations, or other regulations, could have a material adverse effect on us and the industry.
Recent DOT consumer rules require new procedures for customer handling during long onboard delays, further regulate airline interactions with passengers through the reservations process, at the airport, and on board the aircraft, and require new disclosures concerning airline fares and ancillary fees such as baggage fees. The DOT has been aggressively investigating alleged violations of these new rules. Other DOT rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international airlines.
The Aviation and Transportation Security Act mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per-ticket tax on passengers and a tax on airlines.
The results of our operations, demand for air travel, and the manner in which we conduct business each may be affected by changes in law and future actions taken by governmental agencies, including:

•	changes in law which affect the services that can be offered by airlines in particular markets and at particular airports, or the types of fees that can be charged to passengers;

•	the granting and timing of certain governmental approvals (including antitrust or foreign government approvals) needed for codesharing alliances and other arrangements with other airlines;

•	restrictions on competitive practices (for example, court orders, or agency regulations or orders, that would curtail an airline’s ability to respond to a competitor);

•	the adoption of new passenger security standards or regulations that impact customer service standards (for example, a "passenger bill of rights");

•	restrictions on airport operations, such as restrictions on the use of slots at airports or the auction or reallocation of slot rights currently held by us; and

•	the adoption of more restrictive locally-imposed noise restrictions.
Each additional regulation or other form of regulatory oversight increases costs and adds greater complexity to airline operations and, in some cases, may reduce the demand for air travel. There can be no assurance that our compliance with new rules, anticipated rules or other forms of regulatory oversight will not have a material adverse effect on us.
In April 2013, the FAA announced the imposition of furloughs that resulted in reduced staffing, including among air traffic controllers, in connection with its implementation of budget reductions related to the federal government’s response to the so-called "sequester" of government funding. These furloughs have been suspended as a result of Congressional legislation. However, we cannot predict whether there will be further furloughs or the impact of any such furloughs on our business. Any significant reduction in air traffic capacity at key airports in the U.S. could have a material adverse effect on our business, results of operations and financial condition. We also experienced delays in routine non-operational interactions with the FAA as a result of the government shut-down in 2013, and we may experience delays again in the event of any future government shut-down.
In addition, the ATC system is not successfully managing the growing demand for U.S. air travel. Air traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. On February 14, 2012, the FAA Modernization and Reform Act of 2012 was signed. The law provides funding for the FAA to rebuild its ATC system, including switching from radar to a GPS-based system. It is uncertain when any improvements to the ATC system will take effect. Failure to update the ATC system in a timely manner and the substantial funding requirements that may be imposed on airlines of a modernized ATC system may have a material adverse effect on our business.
The ability of U.S. airlines to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time and appropriate slots or facilities may not be made available. We currently operate on a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on us and could result in the impairment of material amounts of our related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures, JBAs, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes. For example, the open skies air services agreement between the U.S. and the EU, which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU, including London’s Heathrow Airport. As a result of the agreement, we face increased competition in these markets, including Heathrow Airport. In addition, the open skies agreement between the U.S. and Brazil, which was signed in 2010 and takes full effect in 2015, has resulted in increased competition in the U.S./Brazil market.
The airline industry is heavily taxed.
The airline industry is subject to extensive government fees and taxation that negatively impact our revenue. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. For example, as permitted by federal legislation, most major U.S. airports impose a passenger facility charge per passenger on us. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Moreover, we are obligated to collect a federal excise tax, commonly referred to as the "ticket tax," on domestic and international air transportation. We collect the excise tax, along with certain other U.S. and foreign taxes and user fees on air transportation (such as TSA security screening fees, which were recently increased), and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not operating expenses, they represent an additional cost to our customers. There are continuing efforts in Congress and in other countries to raise different portions of the various taxes, fees, and charges imposed on airlines and their passengers. Increases in such taxes, fees and charges could negatively impact our business, results of operations and financial condition.
Under DOT regulations, all governmental taxes and fees must be included in the prices we quote or advertise to our customers. Due to the competitive revenue environment, many increases in these fees and taxes have been absorbed by the airline industry rather than being passed on to the customer. Further increases in fees and taxes may reduce demand for air travel, and thus our revenues. For example, in January 2014, Congress restructured the September 11 security fee, which will increase the fee on some customers.
Changes to our business model that are designed to increase revenues may not be successful and may cause operational difficulties or decreased demand.
We have implemented several new measures designed to increase revenue and offset costs. These measures include charging separately for services that had previously been included within the price of a ticket and increasing other pre-existing fees. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure you that these new measures or any future initiatives will be successful in increasing our revenues. Additionally, the implementation of these initiatives creates logistical challenges that could harm the operational performance of our airline. Also, the new and increased fees might reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions continue to make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar charges.
The loss of key personnel upon whom we depend to operate our business or the inability to attract additional qualified personnel could adversely affect our business.
We believe that our future success will depend in large part on our ability to retain or attract highly qualified management, technical and other personnel. We may not be successful in retaining key personnel or in attracting other highly qualified personnel. Any inability to retain or attract significant numbers of qualified management and other personnel would have a material adverse effect on our business, results of operations and financial condition.
We may be adversely affected by conflicts overseas or terrorist attacks; the travel industry continues to face ongoing security concerns.
Acts of terrorism or fear of such attacks, including elevated national threat warnings, wars or other military conflicts, may depress air travel, particularly on international routes, and cause declines in revenues and increases in costs. The attacks of September 11, 2001 and continuing terrorist threats and attempted attacks materially impacted and continue to impact air travel. Increased security procedures introduced at airports since the attacks and other such measures as may be introduced in the future generate higher operating costs for airlines. The Aviation and Transportation Security Act mandated improved flight deck security, deployment of federal air marshals on board flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to U.S. Customs and enhanced background checks. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of our flying and revenue.
We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.
We operate a global business with operations outside of the U.S. from which American derived approximately 40% of its operating revenues and US Airways derived approximately 24% of its operating revenues in 2013, as measured and reported to the DOT. Our current international activities and prospects have been and in the future could be adversely affected by reversals or delays in the opening of foreign markets, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations, which are more likely in countries with exchange controls such as Venezuela and Argentina), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots.
In particular, fluctuations in foreign currencies, including devaluations, and exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency. For example, the business environment in Venezuela has been challenging, with economic uncertainty fueled by currency devaluation, high inflation and governmental restrictions, including currency exchange and payment controls, price controls and the possibility of expropriation of property or other resources. As of June 30, 2014, approximately $791 million of our unrestricted cash balance was held in Venezuelan bolivars, valued at the weighted average applicable exchange rate of 6.53 bolivars to the dollar. This includes approximately $94 million valued at 4.3 bolivars, approximately $611 million valued at 6.3 bolivars, and approximately $86 million valued at 10.6 bolivars, with the rate depending on the date we submitted our repatriation request to the Venezuelan government. In the first quarter of 2014, the Venezuelan government announced that a newly-implemented system (SICAD I) will determine the exchange rate (which fluctuates as determined by weekly auctions and at June 30, 2014 was 10.6 bolivars to the dollar) for repatriation of cash proceeds from ticket sales after January 1, 2014, and introduced new procedures for approval of repatriation of local currency. We are continuing to work with Venezuelan authorities regarding the timing and exchange rate applicable to the repatriation of funds held in local currency. However, pending further repatriation of funds, and due to the significant decrease in demand for air travel resulting from the effective devaluation of the bolivar, we recently significantly reduced capacity in this market. We are monitoring this situation closely and continue to evaluate our holdings of Venezuelan bolivars for potential impairment. Further, the current, devalued rates may have an ongoing adverse effect on our reported results if we are unable to fully adjust prices on flights to and from Venezuela, of which there can be no assurance. More generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition.
We are subject to many forms of environmental regulation and may incur substantial costs as a result.
We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils and waste materials. Compliance with all environmental laws and regulations can require significant expenditures, and violations can lead to significant fines and penalties.
The EPA has proposed changes to underground storage tank regulations that could affect certain airport fuel hydrant systems. Airport systems that fall within threshold requirements would need to be modified in order to comply with applicable regulations. Additionally, the EPA has proposed the draft 2013 National Pollutant Discharge Elimination System General Permit for Stormwater Discharges from Industrial Activities. This permit would impose new limitations on certain discharges along with mandatory best management practices. Concurrently, California has proposed the State Final Draft Industrial General Permit for stormwater discharges. This permit employs the use of benchmark values to trigger response actions when exceeding those limits and eliminates group monitoring. These permits have not been finalized, and cost estimates have not been defined, but American and US Airways along with other airlines would share a portion of these costs at applicable airports. In addition to the proposed EPA and state regulations, several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid to the environment, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose additional costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise materially adversely affect our operations, operating costs or competitive position.

We are also subject to other environmental laws and regulations, including those that require us to investigate and remediate soil or groundwater to meet certain objectives. Under federal law, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us. We have liability for investigation and remediation costs at various sites, although such costs are currently not expected to have a material adverse effect on our business.
We have various leases and agreements with respect to real property, tanks and pipelines with airports and other operators. Under these leases and agreements, we have agreed to indemnify the lessor or operator against environmental liabilities associated with the real property or operations described under the agreement, even if we are not the party responsible for the initial event that caused the environmental damage. We also participate in leases with other airlines in fuel consortiums and fuel committees at airports, where such indemnities are generally joint and several among the participating airlines.
There is increasing global regulatory focus on climate change and greenhouse gas emissions. For example, the EU has established the Emissions Trading Scheme (ETS) to regulate carbon dioxide emissions in the EU. The EU adopted a directive under which each EU member state is required to extend the ETS to aviation operations. This directive would have required us, beginning in 2012, to annually submit emission allowances in order to operate flights to and from airports in the European Economic Area (EEA), including flights between the U.S. and EU member states. However, in an effort to allow ICAO time to propose an alternate scheme to manage global aviation emissions, in April 2013 the EU suspended for one year the ETS' application to flights entering and departing the EEA, limiting its application, for flights flown in 2012, to intra-EEA flights only. In October 2013, the ICAO Assembly adopted a resolution calling for the development through ICAO of a global, market-based scheme for aviation emissions, to be implemented in 2020. Subsequently, the EU has amended the EU ETS so that the monitoring, reporting and submission of allowances for emissions from flights flown will continue to be limited to only intra-EEA flights through 2016, at which time the EU will evaluate the progress made by ICAO and determine what, if any, measures to take related to aviation emissions from 2017 onwards. The U.S. enacted legislation in November 2012 which encourages the DOT to seek an international solution through ICAO and that will allow the U.S. Secretary of Transportation to prohibit U.S. airlines from participating in the ETS. Ultimately, the scope and application of ETS or other emissions trading schemes to our operations, now or in the near future, remains uncertain. We do not anticipate any significant emissions allowance expenditures in 2014. Beyond 2014, compliance with the ETS or similar emissions-related requirements could significantly increase our operating costs. Further, the potential impact of ETS or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances and the number of future flights subject to ETS or other emissions-related requirements. These costs have not been completely defined and could fluctuate.
Similarly, within the U.S., there is an increasing trend toward regulating greenhouse gas emissions directly under the Clean Air Act. While the EPA's recent regulatory activity in this area has focused on industries other than aviation, it is possible that future EPA regulations, or new legislation, could impact airlines. Several states are also considering initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emissions inventories and/or regional greenhouse gas cap and trade programs. These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing, and we cannot yet determine what the final regulatory programs will be in the U.S., the EU or in other areas in which we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.
Governmental authorities in several U.S. and foreign cities are also considering, or have already implemented, aircraft noise reduction programs, including the imposition of nighttime curfews and limitations on daytime take-offs and landings. We have been able to accommodate local noise restrictions imposed to date, but our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.
We rely heavily on technology and automated systems to operate our business, and any failure of these technologies or systems could harm our business, results of operations and financial condition.
We are highly dependent on technology and automated systems to operate our business and achieve low operating costs. These technologies and systems include our computerized airline reservation systems, flight operations systems, financial planning, management and accounting systems, telecommunications systems, website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information, as well as issue electronic tickets and process critical financial information in a timely manner. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our automated systems are not functioning or if our third-party service providers were to fail to adequately provide technical support, system maintenance or timely software upgrades for any one of our key existing systems, we could experience service disruptions or delays, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. In the event that one or more of our primary technology or systems vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all, and any transition time to a new system may be significant. Our automated systems cannot be completely protected against other events that are beyond our control, including natural disasters, power failures, terrorist attacks, cyber-attacks, data theft, equipment and software failures, computer viruses or telecommunications failures. Substantial or sustained system failures could cause service delays or failures and result in our customers purchasing tickets from other airlines. We cannot assure you that our security measures, change control procedures or disaster recovery plans are adequate to prevent disruptions or delays. Disruption in or changes to these systems could result in a disruption to our business and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.
We face challenges in integrating our computer, communications and other technology systems.
Among the principal risks of integrating our businesses and operations are the risks relating to integrating various computer, communications and other technology systems, including designing and implementing an integrated customer reservations system, that will be necessary to operate US Airways and American as a single airline and to achieve cost synergies by eliminating redundancies in the businesses. The integration of these systems in a number of prior airline mergers has taken longer, been more disruptive and cost more than originally forecast. The implementation process to integrate these various systems will involve a number of risks that could adversely impact our business, results of operations and financial condition. New systems will replace multiple legacy systems and the related implementation will be a complex and time-consuming project involving substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.
As with any large project, there will be many factors that may materially affect the schedule, cost and execution of the integration of our computer, communications and other technology systems. These factors include, among others: problems during the design, implementation and testing phases; systems delays and/or malfunctions; the risk that suppliers and contractors will not perform as required under their contracts; the diversion of management attention from daily operations to the project; reworks due to unanticipated changes in business processes; challenges in simultaneously activating new systems throughout our global network; difficulty in training employees in the operations of new systems; the risk of security breach or disruption; and other unexpected events beyond our control. We cannot assure you that our security measures, change control procedures or disaster recovery plans will be adequate to prevent disruptions or delays. Disruptions in or changes to these systems could result in a disruption to our business and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.
Ongoing data security compliance requirements could increase our costs, and any significant data breach could harm our business, results of operations and financial condition.
Our business requires the appropriate and secure utilization of customer and other sensitive information. We cannot be certain that advances in criminal capabilities (including cyber-attacks or cyber intrusions over the Internet, malware, computer viruses and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our systems, other data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store sensitive information. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad (particularly in the EU), including requirements for varying levels of customer notification in the event of a data breach.
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
Failure to comply with the Payment Card Industry Standards or other privacy and data use and security requirements of our partners or related laws, rules and regulations to which we are subject may expose us to claims for contract breach, fines, sanctions or other penalties, which could materially and adversely affect our business, results of operations and financial condition. In addition, failure to address these issues appropriately could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur further related costs and expenses.
We are at risk of losses and adverse publicity stemming from any accident involving any of our aircraft or the aircraft of our regional or codeshare operators.

If one of our aircraft, an aircraft that is operated under our brand by one of our regional operators or an aircraft that is operated by an airline with which we have a marketing alliance or codeshare relationship were to be involved in an accident, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident involving an aircraft that we operate, an aircraft that is operated under our brand by one of our regional operators or an aircraft that is operated by an airline that is one of our codeshare partners could create a public perception that our aircraft or those of our regional operators or codeshare partners are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners and adversely impact our business, results of operations and financial condition.
Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected, may adversely impact our business, results of operations and financial condition.
The success of our business depends on, among other things, the ability to operate an optimum number and type of aircraft. In many cases, the aircraft we intend to operate are not yet in our fleet, but we have contractual commitments to purchase or lease them. If for any reason we were unable to accept or secure deliveries of new aircraft on contractually scheduled delivery dates, this could have a negative impact on our business, results of operations and financial condition. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft or otherwise delay the exit of certain aircraft from our fleet. Such unanticipated extensions or delays may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs. If new aircraft orders are not filled on a timely basis, we could face higher operating costs than planned. In addition, if the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency and reliability, our business, results of operations and financial condition could be adversely impacted.
We depend on a limited number of suppliers for aircraft, aircraft engines and parts.
We depend on a limited number of suppliers for aircraft, aircraft engines and many aircraft and engine parts. As a result, we are vulnerable to any problems associated with the supply of those aircraft, parts and engines, including design defects, mechanical problems, contractual performance by the suppliers, or adverse perception by the public that would result in customer avoidance or in actions by the FAA resulting in an inability to operate our aircraft.
Our business has been and will continue to be affected by many changing economic and other conditions beyond our control, including global events that affect travel behavior, and our results of operations could be volatile and fluctuate due to seasonality.
Our business, results of operations and financial condition has been and will continue to be affected by many changing economic and other conditions beyond our control, including, among others:

•
actual or potential changes in international, national, regional, and local economic, business and financial conditions, including recession, inflation, higher interest rates, wars, terrorist attacks, or political instability;

•	changes in consumer preferences, perceptions, spending patterns, or demographic trends;

•	changes in the competitive environment due to industry consolidation, changes in airline alliance affiliations, and other factors;

•	actual or potential disruptions to the ATC systems, including as a result of "sequestration" or any other interruption in government funding;

•	increases in costs of safety, security, and environmental measures;

•	outbreaks of diseases that affect travel behavior; and

•	weather and natural disasters.
In particular, an outbreak of a contagious disease such as Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, or any other influenza-type illness, if it were to persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.
A higher than normal number of pilot retirements and a potential shortage of pilots could adversely affect us.
We currently have a higher than normal number of pilots eligible for retirement. Among other things, the extension of pilot careers facilitated by the FAA’s 2007 modification of the mandatory retirement age from age 60 to age 65 has now been fully implemented, resulting in large numbers of pilots in the industry approaching the revised mandatory retirement age. If pilot retirements were to exceed normal levels in the future, it may adversely affect us. The FAA also recently issued regulations that increase the flight experience required for pilots working for airlines certificated under Part 121 of the Federal Aviation Regulations. These and other factors could contribute to a shortage of qualified pilots, which could adversely affect us.

Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.
The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly, and our ability to continue to obtain insurance even at current prices remains uncertain. The failure of one or more of our insurers could result in a lack of coverage for a period of time. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.
Several lawsuits were filed in connection with the Merger and remain pending, and these lawsuits could have a material adverse impact on our business.
US Airways Group, as well as the members of US Airways Group’s board of directors, were named as defendants in a lawsuit brought by a purported class of US Airways Group’s stockholders challenging the Merger and seeking a declaration that the Merger Agreement is unenforceable, an injunction against the Merger (or rescission in the event it has been consummated), imposition of a constructive trust, an award of fees and costs, including attorneys’ and experts’ fees, and other relief. US Airways Group, US Airways, AMR and American were also named as defendants in a private antitrust lawsuit. The complaint alleges that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint includes an injunction against the Merger, or divestiture. In January 2014, the complaint was amended to add a claim for money damages and to request injunctive relief requiring the carriers to hold separate their assets. In March 2014, the Court allowed plaintiffs to add certain allegations but denied plaintiffs' requests to add a damages claim or seek preliminary injunctive relief requiring the carriers to hold separate their assets, and in June 2014 plaintiffs filed an amended motion for leave to file a second amended and supplemental complaint. Such private lawsuits could result in an obligation to pay damages or terms, conditions, requirements, limitations, costs or restrictions that would impose additional material costs on or materially limit our revenues, or materially limit some of the synergies and other benefits we anticipate following the Merger. See Part II, Item 1 - Legal Proceedings.
Our ability to utilize our NOL Carryforwards may be limited.
Under the Internal Revenue Code of 1986, as amended (the Internal Revenue Code), a corporation is generally allowed a deduction for NOL Carryforwards. As of December 31, 2013, we had available NOL Carryforwards of approximately $10.6 billion for regular federal income tax purposes which will expire, if unused, beginning in 2022, and approximately $4.7 billion for state income tax purposes which will expire, if unused, between 2014 and 2033. The amount of NOL Carryforwards for state income tax purposes that will expire, if unused, in the remainder of 2014 is $106 million. Our NOL Carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities.
A corporation's ability to deduct its federal NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Internal Revenue Code (Section 382) if it undergoes an "ownership change" as defined in Section 382 (generally where cumulative stock ownership changes among material shareholders exceed 50 percent during a rolling three-year period). We experienced an ownership change in connection with our emergence from bankruptcy and US Airways Group experienced an ownership change in connection with the Merger. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. While we anticipate taking advantage of certain special rules for federal income tax purposes that would permit approximately $9.0 billion of our federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382, there can be no assurance that these special rules will apply to the ownership change we experienced upon our emergence from bankruptcy, including that we may ultimately elect not to apply them. If the special rules do not apply, our ability to utilize such federal NOL Carryforwards may be subject to limitation. Substantially all of our remaining federal NOL Carryforwards (attributable to US Airways Group and its subsidiaries) are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.
Notwithstanding the foregoing, an ownership change subsequent to our emergence from bankruptcy may severely limit or effectively eliminate our ability to utilize our NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on our ability to utilize our NOL Carryforwards, our Certificate of Incorporation contains transfer restrictions applicable to certain substantial shareholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, no assurance can be given that such an ownership change will not occur, in which case our ability to utilize our NOL Carryforwards and other tax attributes could be severely limited or effectively eliminated.
Our ability to use our NOL Carryforwards also will depend on the amount of taxable income generated in future periods. The NOL Carryforwards may expire before we can generate sufficient taxable income to use them.

The application of the acquisition method of accounting resulted in AAG recording a significant amount of goodwill, which amount is tested for impairment at least annually. In addition, AAG and American may never realize the full value of their respective intangible assets or long-lived assets, causing them to record material impairment charges.
In accordance with applicable acquisition accounting rules, AAG recorded goodwill on its consolidated balance sheet to the extent the US Airways Group acquisition purchase price exceeded the net fair value of US Airway Group’s tangible and intangible assets and liabilities as of the acquisition date. Goodwill is not amortized, but is tested for impairment at least annually. Also, in accordance with applicable accounting standards, AAG and American will be required to test their respective indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. In addition, AAG and American are required to test certain of their other assets for impairment if conditions indicate that an impairment may have occurred.
Future impairment of goodwill or other assets could be recorded in results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond our control. Factors which could result in an impairment could include, but are not limited to: (i) reduced passenger demand as a result of domestic or global economic conditions; (ii) higher prices for jet fuel; (iii) lower fares or passenger yields as a result of increased competition or lower demand; (iv) a significant increase in future capital expenditure commitments; and (v) significant disruptions to our operations as a result of both internal and external events such as terrorist activities, actual or threatened war, labor actions by employees, or further industry regulation. There can be no assurance that a material impairment charge of goodwill or tangible or intangible assets will be avoided. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by us or other airlines. An impairment charge could have a material adverse effect on our business, results of operations and financial condition.
Risks Relating to AAG Common Stock
The price of AAG Common Stock has recently been and may in the future be volatile.
The market price of AAG Common Stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	AAG's operating and financial results failing to meet the expectations of securities analysts or investors;

•	changes in financial estimates or recommendations by securities analysts;

•	material announcements by us or our competitors;

•	movements in fuel prices;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions;

•	the success or failure of AAG's integration efforts;

•	changes in our key personnel;

•
distributions of shares of AAG Common Stock pursuant to the Plan, including distributions from the disputed claims reserve established under the plan of reorganization upon the resolution of the underlying claims;

•
public sales of a substantial number of shares of AAG Common Stock or issuances of AAG Common Stock upon the exercise or conversion of convertible securities, options, warrants, RSUs, SARs, or similar rights;

•	increases or decreases in reported holdings by insiders or other significant stockholders;

•	fluctuations in trading volume; and

•	changes in market values of airline companies as well as general market conditions.
Certain provisions of AAG's Certificate of Incorporation and Bylaws make it difficult for stockholders to change the composition of our board of directors and may discourage takeover attempts that some of our stockholders might consider beneficial.
Certain provisions of our Certificate of Incorporation and Bylaws may have the effect of delaying or preventing changes in control if our board of directors determines that such changes in control are not in our best interest and the best interest of our stockholders. These provisions include, among other things, the following:

•	advance notice procedures for stockholder proposals to be considered at stockholders’ meetings;

•	the ability of our board of directors to fill vacancies on the board;

•	a prohibition against stockholders taking action by written consent;

•	a prohibition against stockholders calling special meetings of stockholders;

•
a requirement that holders of at least 80% of the voting power of the shares entitled to vote in the election of directors approve any amendment of our Bylaws submitted to stockholders for approval; and

•	super-majority voting requirements to modify or amend specified provisions of our Certificate of Incorporation.

These provisions are not intended to prevent a takeover, but are intended to protect and maximize the value of the interests of our stockholders. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our board of directors, they could enable our board of directors to prevent a transaction that some, or a majority, of our stockholders might believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits business combinations with interested stockholders. Interested stockholders do not include stockholders whose acquisition of our securities is approved by the board of directors prior to the investment under Section 203.
AAG's Certificate of Incorporation and Bylaws include provisions that limit voting and acquisition and disposition of our equity interests.
Our Certificate of Incorporation and Bylaws include certain provisions that limit voting and ownership and disposition of our equity interests, including AAG Common Stock, AAG Series A Preferred Stock and convertible notes. These restrictions may adversely affect the ability of certain holders of AAG Common Stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG Common Stock and our other equity interests.
In order to protect AAG's NOL Carryforwards and certain other tax attributes, AAG's Certificate of Incorporation includes certain limitations on acquisitions and dispositions of the AAG Common Stock, which may limit the liquidity of AAG Common Stock.
To reduce the risk of a potential adverse effect on our ability to use our NOL Carryforwards and certain other tax attributes for federal income tax purposes, our Certificate of Incorporation contains certain restrictions on the acquisition and disposition of AAG Common Stock by substantial stockholders. These restrictions may adversely affect the ability of certain holders of AAG Common Stock to dispose of or acquire shares of AAG Common Stock. Although the purpose of these transfer restrictions is to prevent an "ownership change" (as defined in Section 382 of the Internal Revenue Code) from occurring, no assurance can be given that an ownership change will not occur even with these restrictions in place.

ITEM 6.	EXHIBITS
The exhibits listed in the Exhibit Index following the signature pages to this report are filed as part of, or incorporated by reference into, this report.
Exhibits required to be filed by Item 601 of Regulation S-K: Where the amount of securities authorized to be issued under any of our long-term debt agreements does not exceed 10 percent of our assets, pursuant to paragraph (b)(4) of Item 601 of Regulation S-K, in lieu of filing such as an exhibit, we hereby agree to furnish to the Commission upon request a copy of any agreement with respect to such long-term debt.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
American Airlines Group Inc.

Date: July 23, 2014 By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
American Airlines, Inc.

Date: July 23, 2014 By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
10.1
Amendment No. 4, dated as of June 18, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified.*

10.2
Amendment No. 5, dated as of June 24, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified.*

10.3
Amendment No. 6, dated as of July 1, 2014, to the A320 Family Aircraft Purchase Agreement between Airbus S.A.S., as seller, and American Airlines, Inc., as buyer, dated as of July 20, 2011, as amended, restated, amended and restated, supplemented or otherwise modified.*

10.4
Supplemental Agreement No. 37, dated as of April 25, 2014, to Purchase Agreement No. 1977, between The Boeing Company and American Airlines, Inc. dated as of October 31, 1997, Relating to Boeing Model 737-800 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified.*

10.5
Supplemental Agreement No. 36, dated as of April 30, 2014, to Purchase Agreement No. 1980, between The Boeing Company and American Airlines, Inc. dated as of October 31, 1997, Relating to Boeing Model 777 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified.*

10.6
Supplemental Agreement No. 4, dated as of June 9, 2014, to Purchase Agreement No. 3219, between The Boeing Company and American Airlines, Inc. dated as of October 15, 2008, Relating to Boeing Model 787 Aircraft, as amended, restated, amended and restated, supplemented or otherwise modified.*

10.7
Amendment No. 16, dated as of July 1, 2014, to the Amended and Restated Airbus A320 Family Aircraft Purchase Agreement, dated as of October 2, 2007, between Airbus S.A.S. and US Airways, Inc. as amended, restated, amended and restated, supplemented or otherwise modified. *

10.8	2014 Short Term-Incentive Program Under 2013 Incentive Award Plan.
12.1	Computation of ratio of earnings to combined fixed charges and preferred dividends of American Airlines Group Inc. for the three and six months ended June 30, 2014 and 2013.
12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for the three and six months ended June 30, 2014 and 2013.
31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).
31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).
31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
32.2	Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).
101	Interactive data files pursuant to Rule 405 of Regulation S-T.

* Confidential treatment has been requested with respect to certain portions of this agreement.