Form 10-Q
period 2016-09-30
AMERICAN AIRLINES INC; American Airlines Group Inc.
filed 2016-10-20
CIK 4515, 6201

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2016

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period From                    to

Commission file number 1-8400

American Airlines Group Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-1825172
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4333 Amon Carter Blvd., Fort Worth, Texas 76155	(817) 963-1234
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Commission file number 1-2691

American Airlines, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-1502798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4333 Amon Carter Blvd., Fort Worth, Texas 76155	(817) 963-1234
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of October 14, 2016, there were 518,125,156 shares of American Airlines Group Inc. common stock outstanding.

As of October 14, 2016, there were 1,000 shares of American Airlines, Inc. common stock outstanding, all of which were held by American Airlines Group Inc.

American Airlines Group Inc.

American Airlines, Inc.

Form 10-Q

Quarterly Period Ended September 30, 2016

This combined Quarterly Report on Form 10-Q is filed by American Airlines Group Inc. (formerly named AMR Corporation) (AAG) and its wholly-owned subsidiary American Airlines, Inc. (American). References in this Quarterly Report on Form 10-Q to “we,” “us,” “our” and similar terms refer to AAG and its consolidated subsidiaries. On December 9, 2013, a subsidiary of AMR Corporation merged with and into US Airways Group, Inc. (US Airways Group), which survived as a wholly-owned subsidiary of AAG (the Merger). On December 30, 2015, in order to simplify AAG’s internal corporate structure and as part of the integration efforts following the business combination of AAG and US Airways Group, AAG caused US Airways Group to be merged with and into AAG, with AAG as the surviving corporation, and, immediately thereafter, US Airways, Inc. (US Airways), a subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation. For financial reporting purposes, this transaction constituted a transfer of assets between entities under common control and is reflected in this Quarterly Report on Form 10-Q as though the transaction had occurred on December 9, 2013, the effective date of the Merger, which represents the earliest date that American and US Airways were under common control. Thus, information in this Quarterly Report on Form 10-Q regarding American’s condensed consolidated results of operations is comprised of the results of US Airways and American for all periods presented. “AMR” or “AMR Corporation” refers to AAG during the period of time prior to its acquisition of US Airways Group. References to “US Airways Group” and “US Airways” represent the entities during the period of time prior to December 30, 2015. References in this Quarterly Report on Form 10-Q to “mainline” refer to the operations of American, as applicable, and exclude regional operations.

Note Concerning Forward-Looking Statements

Certain of the statements contained in this report should be considered forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may be identified by words such as “may,” “will,” “expect,” “intend,” “anticipate,” “believe,” “estimate,” “plan,” “project,” “could,” “should,” “would,” “continue,” “seek,” “target,” “guidance,” “outlook,” “if current trends continue,” “optimistic,” “forecast” and other similar words. Such statements include, but are not limited to, statements about the benefits of the Merger, including future financial and operating results, our plans, objectives, expectations and intentions, and other statements that are not historical facts, such as, without limitation, statements that discuss the possible future effects of current known trends or uncertainties, or which indicate that the future effects of known trends or uncertainties cannot be predicted, guaranteed or assured. These forward-looking statements are based on our current objectives, beliefs and expectations, and they are subject to significant risks and uncertainties that may cause actual results and financial position and timing of certain events to differ materially from the information in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described below under Part II, Item 1A. Risk Factors and the following: significant operating losses in the future; downturns in economic conditions that adversely affect our business; the impact of continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel; competitive practices in the industry, including the impact of low-cost carriers, airline alliances and industry consolidation; the challenges and costs of integrating operations and realizing anticipated synergies and other benefits of the Merger; costs of ongoing data security compliance requirements and the impact of any significant data security breach; our substantial indebtedness and other obligations and the effect they could have on our business and liquidity; an inability to obtain sufficient financing or other capital to operate successfully and in accordance with our current business plan; increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates; the effect our high level of fixed obligations may have on our ability to fund general corporate requirements, obtain additional financing and respond to competitive developments and adverse economic and industry conditions; our significant pension and other postretirement benefit funding obligations; the impact of any failure to comply with the covenants contained in financing arrangements; provisions in credit card processing and other commercial agreements that may materially reduce our liquidity; the impact of union disputes, employee strikes and other labor-related disruptions; any inability to maintain labor costs at competitive levels; interruptions or disruptions in service at one or more of our hub airports; any inability to obtain and maintain adequate facilities, infrastructure and slots to operate our flight schedule and expand or change our route network; our reliance on third-party regional operators or third-party service providers that have the ability to affect our revenue and the public’s perception about our services; any inability to effectively manage the costs, rights and functionality of third-party distribution channels on which we rely; extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages; the impact of the heavy taxation on the airline industry; changes to our business model that may not successfully increase revenues and may cause operational difficulties or decreased demand; the loss of key personnel or inability to attract and retain additional qualified personnel; the impact of conflicts overseas, terrorist attacks and ongoing security concerns; the global scope of our business and any associated economic and political instability or adverse effects of events, circumstances or government actions beyond our control, including the impact of foreign currency exchange rate fluctuations and limitations on the repatriation of cash held in foreign countries; the impact of environmental and noise regulation; the impact associated with climate change, including increased regulation to reduce emissions of greenhouse gases; our reliance on technology and automated systems and the impact of any failure of these technologies or systems; challenges in integrating our computer, communications and other technology systems; losses and adverse publicity stemming from any accident involving any of our aircraft or the aircraft of our regional or codeshare operators; delays in scheduled aircraft deliveries, or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected; our dependence on a limited number of suppliers for aircraft, aircraft engines and parts; the impact of changing economic and other conditions beyond our control, including global events that affect travel behavior such as an outbreak of a contagious disease, and volatility and fluctuations in our results of operations due to seasonality; the effect of a higher than normal number of pilot retirements, more stringent duty time regulations, increased flight hour requirements for commercial airline pilots and other factors that have caused a shortage of pilots; the impact of possible future increases in insurance costs or reductions in available insurance coverage; the effect on our financial position and liquidity of being party to or involved in litigation; an inability to use net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards); any impairment in the amount of our goodwill and an inability to realize the full value of our intangible or long-lived assets and any material impairment charges that would be recorded as a result; price volatility of our common stock; the effects of our capital deployment program and the limitation, suspension or discontinuation of our share repurchase programs or dividend payments thereunder; delay or prevention of stockholders’ ability to change the composition of our Board of Directors and the effect this may have on takeover attempts that some of our stockholders might consider beneficial; the effect of provisions of our Restated Certificate of Incorporation (the Certificate of Incorporation) and Amended and Restated Bylaws (the Bylaws) that limit ownership and voting of our equity interests, including our common stock; the effect of limitations in our Certificate of Incorporation on acquisitions and dispositions of our common stock designed to protect our NOL Carryforwards and certain other tax attributes, which may limit the liquidity of our common stock; and other economic, business, competitive, and/or regulatory factors affecting our business, including those set forth in this Quarterly Report on Form 10-Q (especially in Part II, Item 1A. Risk Factors and Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in our other filings with the Securities and Exchange Commission (the SEC), and other risks and uncertainties listed from time to time in our filings with the SEC.

All of the forward-looking statements are qualified in their entirety by reference to the factors discussed in Part II, Item 1A. Risk Factors and elsewhere in this report. There may be other factors of which we are not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. We do not assume any obligation to publicly update or supplement any forward-looking statement to reflect actual results, changes in assumptions or changes in other factors affecting such statements other than as required by law. Forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q or as of the dates indicated in the statements.

PART I: FINANCIAL INFORMATION

This combined Quarterly Report on Form 10-Q is filed by both AAG and American and includes the condensed consolidated financial statements of each company in Item 1A and Item 1B, respectively.

ITEM 1A.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except shares and per share amounts)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues:
Mainline passenger	$7,419	$7,654	$21,192	$22,298
Regional passenger	1,731	1,699	5,040	4,910
Cargo	171	180	506	568
Other	1,273	1,173	3,653	3,584

Total operating revenues	10,594	10,706	30,391	31,360
Operating expenses:
Aircraft fuel and related taxes	1,393	1,593	3,736	4,912
Salaries, wages and benefits	2,772	2,404	8,094	7,141
Regional expenses	1,538	1,518	4,488	4,536
Maintenance, materials and repairs	481	456	1,352	1,452
Other rent and landing fees	463	432	1,342	1,290
Aircraft rent	299	308	908	941
Selling expenses	347	366	990	1,051
Depreciation and amortization	399	336	1,128	1,013
Special items, net	289	163	450	610
Other	1,182	1,131	3,386	3,278

Total operating expenses	9,163	8,707	25,874	26,224

Operating income	1,431	1,999	4,517	5,136
Nonoperating income (expense):
Interest income	16	10	45	29
Interest expense, net of capitalized interest	(250)	(219)	(738)	(651)
Other, net	(8)	(81)	(25)	(143)

Total nonoperating expense, net	(242)	(290)	(718)	(765)

Income before income taxes	1,189	1,709	3,799	4,371
Income tax provision	452	16	1,412	42

Net income	$737	$1,693	$2,387	$4,329

Earnings per common share:
Basic	$1.40	$2.56	$4.23	$6.34
Diluted	$1.40	$2.49	$4.20	$6.17
Weighted average shares outstanding (in thousands):
Basic	525,415	661,869	564,886	682,337
Diluted	528,510	680,739	568,679	701,760
Cash dividends declared per common share	$0.10	$0.10	$0.30	$0.30

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$737	$1,693	$2,387	$4,329
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(17)	(26)	(52)	(79)
Derivative financial instruments:
Reclassification into earnings	—	—	—	(9)
Unrealized gain (loss) on investments:
Net change in value	2	(4)	6	(4)

Total other comprehensive loss, net of tax	(15)	(30)	(46)	(92)

Total comprehensive income	$722	$1,663	$2,341	$4,237

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$381	$390
Short-term investments	6,374	5,864
Restricted cash and short-term investments	635	695
Accounts receivable, net	1,703	1,425
Aircraft fuel, spare parts and supplies, net	1,100	863
Prepaid expenses and other	855	748

Total current assets	11,048	9,985
Operating property and equipment
Flight equipment	36,259	33,185
Ground property and equipment	6,915	6,402
Equipment purchase deposits	1,149	1,067

Total property and equipment, at cost	44,323	40,654
Less accumulated depreciation and amortization	(14,019)	(13,144)

Total property and equipment, net	30,304	27,510
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $562 and $502, respectively	2,189	2,249
Deferred tax asset	1,524	2,477
Other assets	1,952	2,103

Total other assets	9,756	10,920

Total assets	$51,108	$48,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$1,798	$2,231
Accounts payable	1,673	1,563
Accrued salaries and wages	1,365	1,205
Air traffic liability	4,513	3,747
Loyalty program liability	2,950	2,525
Other accrued liabilities	2,234	2,334

Total current liabilities	14,533	13,605
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	21,545	18,330
Pension and postretirement benefits	7,387	7,450
Deferred gains and credits, net	554	667
Other liabilities	2,698	2,728

Total noncurrent liabilities	32,184	29,175
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value; 1,750,000,000 shares authorized, 519,161,253 shares issued and outstanding at September 30, 2016; 624,622,381 shares issued and outstanding at December 31, 2015	5	6
Additional paid-in capital	7,761	11,591
Accumulated other comprehensive loss	(4,778)	(4,732)
Retained earnings (deficit)	1,403	(1,230)

Total stockholders’ equity	4,391	5,635

Total liabilities and stockholders’ equity	$51,108	$48,415

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$5,897	$6,021
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(4,271)	(4,621)
Purchases of short-term investments	(5,078)	(7,717)
Sales of short-term investments	4,587	6,167
Decrease in restricted cash and short-term investments	60	64
Proceeds from sale of an investment	—	52
Proceeds from sale of property and equipment	58	23
Other investing activities	2	—

Net cash used in investing activities	(4,642)	(6,032)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(2,534)	(1,821)
Proceeds from issuance of long-term debt	5,392	4,463
Deferred financing costs	(39)	(69)
Sale-leaseback transactions	—	43
Treasury stock repurchases	(3,931)	(2,411)
Dividend payments	(172)	(206)
Other financing activities	20	34

Net cash provided by (used in) financing activities	(1,264)	33

Net increase (decrease) in cash	(9)	22
Cash at beginning of period	390	994

Cash at end of period	$381	$1,016

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$3	$60
Capital lease obligations	—	5
Supplemental information:
Interest paid, net of amounts capitalized	714	648
Income taxes paid	10	22

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Airlines Group Inc. (we, us, our and similar terms, or AAG) should be read in conjunction with the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. The accompanying unaudited condensed consolidated financial statements include the accounts of AAG and its wholly-owned subsidiaries. AAG’s principal subsidiary is American Airlines, Inc. (American). All significant intercompany transactions have been eliminated.

On December 9, 2013 (the Effective Date), AMR Merger Sub, Inc. merged with and into US Airways Group, Inc. (US Airways Group) (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of AAG, a Delaware corporation (formerly known as AMR Corporation or AMR) following the Merger.

On December 30, 2015, in order to simplify our internal corporate structure and as part of the integration efforts following the business combination of AAG and US Airways Group, AAG caused US Airways Group to be merged with and into AAG, with AAG as the surviving corporation, and, immediately thereafter, US Airways, Inc. (US Airways), a Delaware corporation and wholly-owned subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation. As a result of the merger of US Airways and American, US Airways transferred all of its assets, liabilities and off-balance sheet commitments to American. For financial reporting purposes, this transaction constituted a transfer of assets between entities under common control and was accounted for at historical cost.

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the loyalty program, as well as pensions, retiree medical and other postretirement benefits.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). Subsequently, the FASB has issued several additional ASUs to clarify the implementation guidance on principal versus agent considerations, identifying performance obligations, assessing collectability, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. We are currently evaluating the requirements of these standards and have not yet determined the impact on our condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the requirements of ASU 2016-02 and have not yet determined its impact on our condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including the financial statement presentation of excess tax benefits and deficiencies, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We early adopted this standard during the second quarter of 2016. The adoption of this standard resulted in the recognition of $418 million of previously unrecognized excess tax benefits in deferred tax assets and an increase to retained earnings on the condensed consolidated balance sheet as of the beginning of the current year, and the recognition of $9 million of excess tax benefits to the income tax provision for the nine months ended September 30, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

2. Special Items

Special items, net on the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Mainline operating special items, net (1)	$289	$163	$450	$610

(1)

The 2016 third quarter mainline operating special items totaled a net charge of $289 million, which principally included $225 million of merger integration expenses and a $39 million net charge for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. The 2016 nine month period mainline operating special items totaled a net charge of $450 million, which principally included $467 million of merger integration expenses, offset in part by a $22 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. For the 2016 third quarter and nine month periods, merger integration expenses included costs related to re-branding of aircraft, airport facilities and uniforms, information technology, alignment of labor union contracts, fleet restructuring, professional fees, relocation and training, as well as severance.

The 2015 third quarter mainline operating special items totaled a net charge of $163 million, which principally included $198 million of merger integration expenses and a $38 million charge in connection with the dissolution of a joint venture. These charges were offset in part by a $66 million credit related to proceeds received from a legal settlement. The 2015 nine month period mainline operating special items totaled a net charge of $610 million, which principally included $741 million of merger integration expenses and a $38 million charge in connection with the dissolution of a joint venture. These charges were offset in part by a $75 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations and a $66 million credit related to proceeds received from a legal settlement. For the 2015 third quarter and nine month periods, merger integration expenses included costs related to information technology, fleet restructuring, alignment of labor union contracts, professional fees, severance, relocation and training, re-branding of aircraft, airport facilities and uniforms, as well as share-based compensation.

The following additional amounts are also included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Regional operating special items, net	$5	$2	$13	$20
Nonoperating special items, net (1)	—	21	36	2
Income tax special items, net	—	6	—	22

(1)

In connection with a bond refinancing, we recorded a $36 million nonoperating special charge in the 2016 nine month period related to non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees.

The 2015 third quarter nonoperating special items totaled a net charge of $21 million, which was primarily due to non-cash write offs of unamortized debt discount and debt issuance costs associated with the purchase and subsequent remarketing of certain special facility revenue bonds. The 2015 nine month period nonoperating special items totaled a net charge of $2 million, which principally included $40 million in charges primarily related to non-cash write offs of unamortized debt discount and debt issuance costs associated with refinancing American’s secured term loan facilities, prepayments of certain aircraft financings and the purchase and subsequent remarketing of certain special facility revenue bonds. These charges were offset in part by a $22 million gain associated with the sale of an investment and a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

3. Earnings Per Common Share

The following table sets forth the computation of basic and diluted earnings per common share (EPS) (in millions, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic EPS:
Net income	$737	$1,693	$2,387	$4,329
Weighted-average common shares outstanding (in thousands)	525,415	661,869	564,886	682,337

Basic EPS	$1.40	$2.56	$4.23	$6.34

Diluted EPS:
Net income for purposes of computing diluted EPS	$737	$1,693	$2,387	$4,329
Share computation for diluted EPS (in thousands):
Basic weighted average common shares outstanding	525,415	661,869	564,886	682,337
Dilutive effect of stock awards	3,095	18,870	3,793	19,423

Diluted weighted average common shares outstanding	528,510	680,739	568,679	701,760

Diluted EPS	$1.40	$2.49	$4.20	$6.17

The following were excluded from the calculation of diluted EPS (in thousands):
Stock options, stock appreciation rights and restricted stock unit awards because inclusion would be antidilutive	1,623	1,094	1,771	667

4. Share Repurchase Programs and Dividends

Since July 2014, our Board of Directors has approved several share repurchase programs aggregating $9.0 billion of authority of which, as of September 30, 2016, $555 million remained unused under repurchase programs that expire on December 31, 2017. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Our share repurchase programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

During the three months ended September 30, 2016, we repurchased 18.2 million shares of AAG common stock for $616 million at a weighted average cost per share of $33.87. During the nine months ended September 30, 2016, we repurchased 107.7 million shares of AAG common stock for $3.9 billion at a weighted average cost per share of $35.87. Since the inception of the share repurchase programs in July 2014, we have repurchased 216.2 million shares of AAG common stock for $8.4 billion at a weighted average cost per share of $39.06.

Our Board of Directors declared the following cash dividends during the first nine months of 2016:

Period	Per share	For stockholders of record as of	Payable on	Cash paid (millions)
First Quarter	$0.10	February 10, 2016	February 24, 2016	$61
Second Quarter	$0.10	May 4, 2016	May 18, 2016	58
Third Quarter	$0.10	August 5, 2016	August 19, 2016	53

Total				$172

Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

5. Debt

Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2016	December 31, 2015
Secured
2013 Credit Facilities, variable interest rate of 3.25%, installments through 2020	$1,843	$1,867
2014 Credit Facilities, variable interest rate of 3.25%, installments through 2021	743	743
2016 Credit Facilities, variable interest rate of 3.50%, installments through 2023	1,000	—
2013 Citicorp Credit Facility tranche B-1, variable interest rate of 3.50%, installments through 2019	970	980
2013 Citicorp Credit Facility tranche B-2	—	588
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.20% to 9.75%, maturing from 2017 to 2028	10,358	8,693
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.92% to 8.48%, maturing from 2016 to 2028	5,136	4,183
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 8.00%, maturing from 2017 to 2035	891	1,080
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2016 to 2028	865	923

	21,806	19,057

Unsecured
5.50% senior notes, interest only payments until due in 2019	750	750
6.125% senior notes, interest only payments until due in 2018	500	500
4.625% senior notes, interest only payments until due in 2020	500	500

	1,750	1,750

Total long-term debt and capital lease obligations	23,556	20,807
Less: Total unamortized debt discount and debt issuance costs	213	246
Less: Current maturities	1,798	2,231

Long-term debt and capital lease obligations, net of current maturities	$21,545	$18,330

The table below shows availability under revolving credit facilities, all of which were undrawn, as of September 30, 2016 (in millions):

2013 Revolving Facility	$1,400
2014 Revolving Facility	1,025

Total	$2,425

2016 Aircraft Financing Activities

2016-1 EETCs

In January 2016, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2016-1 Class AA, Class A and Class B EETCs (the 2016-1 EETCs) in connection with the financing of 22 aircraft owned by American (the 2016-1 EETC Aircraft).

All of the proceeds received from the sale of the 2016-1 EETCs have been used to purchase equipment notes issued by American in three series: Series AA equipment notes in the principal amount of $584 million bearing interest at 3.575% per annum, Series A equipment notes in the principal amount of $262 million bearing interest at 4.10% per annum and Series B equipment notes in the principal amount of $228 million bearing interest at 5.25% per annum. Interest and principal payments on the equipment notes are payable semi-annually in January and July of each year, beginning in July 2016. The final payments on the Series AA and Series A equipment notes are due in January 2028 and the final payment on the Series B equipment notes is due in January 2024. These equipment notes are secured by liens on the 2016-1 EETC Aircraft.

2016-2 EETCs

In May and July 2016, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2016-2 Class AA, Class A and Class B EETCs (the 2016-2 EETCs) in connection with the financing of 22 aircraft owned by American (the 2016-2 EETC Aircraft).

All of the proceeds received from the sale of the 2016-2 EETCs have been used to purchase equipment notes issued by American in three series: Series AA equipment notes in the principal amount of $567 million bearing interest at 3.20% per annum, Series A

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

equipment notes in the principal amount of $261 million bearing interest at 3.65% per annum and Series B equipment notes in the principal amount of $227 million bearing interest at 4.375% per annum. Interest and principal payments on the equipment notes are payable semi-annually in June and December of each year, with interest payments beginning in December 2016 and principal payments beginning in June 2017. The final payments on the Series AA and Series A equipment notes are due in June 2028 and the final payments on the Series B equipment notes are due in June 2024. These equipment notes are secured by liens on the 2016-2 EETC Aircraft.

Other Aircraft Financing Transactions

In the first nine months of 2016, American entered into loan agreements to borrow $1.4 billion in connection with the financing of certain aircraft. Debt incurred under these loan agreements matures in 2026 through 2028 and bears interest at a rate of LIBOR plus an applicable margin.

2016 Other Financing Activities

2016 Credit Facilities

On April 29, 2016, American and AAG entered into a Credit and Guaranty Agreement (the 2016 Credit Agreement), among American, as the borrower, AAG as parent and guarantor, Barclays Bank PLC, as administrative agent and collateral agent and certain lenders. The 2016 Credit Agreement provides for a $1.0 billion term loan facility (the 2016 Term Loan Facility) with a maturity date of April 28, 2023 and a revolving credit facility that may be established in the future (the 2016 Revolving Credit Facility, and together with the 2016 Term Loan Facility, the 2016 Credit Facilities). As of September 30, 2016, the aggregate outstanding principal amount under the 2016 Term Loan Facility was $1.0 billion.

The proceeds from the 2016 Term Loan Facility were used to repay approximately $588 million in remaining principal plus accrued and unpaid interest of the 2013 Citicorp Credit Facility Tranche B-2 with the remainder of the proceeds to be used for general corporate purposes.

The 2016 Term Loan Facility is repayable in annual installments in an amount equal to 1.00% of the original principal balance with any unpaid balance due on the maturity date of the 2016 Term Loan Facility. Voluntary prepayments may be made by American at any time, with a premium of 1.0% applicable to certain prepayments made prior to the date that is six months following April 29, 2016.

Loans under the 2016 Term Loan Facility bear interest at a base rate plus an applicable base rate margin or, at American’s option, LIBOR (subject to a floor of 0.75%) plus an applicable LIBOR margin. The applicable base rate margin is 1.75% and the applicable LIBOR margin is 2.75% for loans under the 2016 Term Loan Facility.

The obligations of American under the 2016 Credit Agreement are secured by liens on substantially all aircraft spare parts owned by American. American has the ability to add or release certain types of collateral, subject to certain conditions, at its discretion. The obligations of American under the 2016 Credit Facilities are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2016 Credit Facilities.

The 2016 Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the 2016 Credit Facilities may be accelerated and become due and payable immediately. In addition, if a “change of control” (as defined in the 2016 Credit Agreement) occurs with respect to AAG, American will (absent an amendment or waiver) be required to repay at par the loans outstanding under the 2016 Credit Facilities and terminate the 2016 Revolving Facility. The 2016 Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the 2016 Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.

Obligations Associated with Special Facility Revenue Bonds

In June 2016, the New York Transportation Development Corporation (NYTDC) issued approximately $844 million of special facility revenue refunding bonds (the 2016 JFK Bonds) on behalf of American. The net proceeds from the 2016 JFK Bonds generally were used to provide a portion of the funds to refinance $1.0 billion of special facility revenue bonds (Prior JFK Bonds), the net proceeds of which partially financed the construction of a terminal used by American at John F. Kennedy International Airport (JFK) (the Terminal).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

American is required to pay debt service on the 2016 JFK Bonds through payments under a loan agreement with NYTDC, and American and AAG guarantee the 2016 JFK Bonds. American’s and AAG’s obligations under these guarantees are secured by a mortgage on American’s lease of the Terminal and related property from the Port Authority of New York and New Jersey.

The 2016 JFK Bonds, in aggregate, were priced at approximately 107% of par value. The gross proceeds from the issuance of the 2016 JFK Bonds were approximately $907 million. Of this amount, approximately $895 million was used to partially fund the redemption of the Prior JFK Bonds. The 2016 JFK Bonds bear interest at 5.0% per annum and are comprised of $212 million of serial bonds, portions of which mature annually from August 1, 2017 to August 1, 2021, and $632 million of term bonds, $278 million of which matures on August 1, 2026 and $354 million of which matures on August 1, 2031. In connection with the refinancing of the Prior JFK Bonds, American recorded a special nonoperating charge of $36 million consisting of non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees.

2014 Credit Facilities

On September 22, 2016, American and AAG amended the Amended and Restated Credit and Guaranty Agreement dated April 20, 2015 (which amended and restated the Credit and Guaranty Agreement dated October 10, 2014), pursuant to which it refinanced the $750 million term loan facility due October 2021 established thereunder (the 2014 Term Loan Facility and, together with the $1.025 billion revolving credit facility established under such agreement, the 2014 Credit Facilities) to reduce the LIBOR margin from 2.75% to 2.50% and the base rate margin from 1.75% to 1.50%. The $1.025 billion revolving credit facility under the 2014 Credit Facilities (the 2014 Revolving Facility) remains unchanged. As of September 30, 2016, $743 million of principal was outstanding under the 2014 Term Loan Facility and there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.

6. Income Taxes

At December 31, 2015, we had approximately $8.0 billion of gross net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which are expected to be available for use in 2016. The federal NOL Carryforwards will expire beginning in 2022 if unused. We also had approximately $4.0 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2015, which will expire in years 2016 through 2034 if unused.

At December 31, 2015, we had an Alternative Minimum Tax credit carryforward of approximately $341 million available for federal income tax purposes, which is available for an indefinite period.

In connection with the preparation of our financial statements for the fourth quarter of 2015, we determined that it was more likely than not that substantially all of our deferred tax assets, which include our NOLs, would be realized. Accordingly, we reversed $3.0 billion of the valuation allowance as of December 31, 2015.

In the first nine months of 2016, we recorded income tax expense with an effective rate of approximately 38%, which is substantially non-cash as we utilized the NOLs described above. For purposes of taxation, substantially all of our income before income taxes is attributable to the United States.

Following the filing of our 2015 annual tax return in the third quarter of 2016, federal NOLs, substantially all of which are expected to be available to reduce future federal taxable income in 2016 and future years, increased by $2.5 billion. The increase in the federal NOLs is attributable to the election to take bonus depreciation on eligible assets (primarily aircraft) in the 2015 federal income tax return.

7. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

We utilize the market approach to measure fair value for our financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. Our short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2016
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$378	$378	$—	$—
Corporate obligations	2,694	—	2,694	—
Bank notes/certificates of deposit/time deposits	3,052	—	3,052	—
Repurchase agreements	250	—	250	—

	6,374	378	5,996	—
Restricted cash and short-term investments (1)	635	635	—	—

Total	$7,009	$1,013	$5,996	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.
(2)

All short-term investments are classified as available-for-sale and stated at fair value. Our short-term investments mature in one year or less except for $100 million of bank notes/certificates of deposit/time deposits and $230 million of corporate obligations.

There were no Level 1 to Level 2 transfers during the nine months ended September 30, 2016.

Fair Value of Debt

The fair value of our long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on our current estimated incremental borrowing rates for similar types of borrowing arrangements. If our long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of our long-term debt, including current maturities, were as follows (in millions):

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$23,343	$24,486	$20,561	$21,111

Cash and Short-term Investments

Generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our cash and short-term investments located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part II, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

8. Retirement Benefits

The following tables provide the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2016	2015	2016	2015
Service cost	$1	$1	$1	$1
Interest cost	187	184	12	13
Expected return on assets	(188)	(213)	(5)	(5)
Settlements	—	—	—	—
Amortization of:
Prior service cost (benefit) (1)	7	7	(60)	(60)
Unrecognized net loss (gain)	32	28	(4)	(2)

Net periodic benefit cost (income)	$39	$7	$(56)	$(53)

(1)	Each of the 2016 and 2015 third quarters’ prior service cost does not include amortization of $1 million related to other postretirement benefits.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2016	2015	2016	2015
Service cost	$2	$2	$2	$3
Interest cost	562	552	36	38
Expected return on assets	(562)	(639)	(15)	(15)
Settlements	—	1	—	—
Amortization of:
Prior service cost (benefit) (1)	21	21	(180)	(182)
Unrecognized net loss (gain)	95	84	(12)	(5)

Net periodic benefit cost (income)	$118	$21	$(169)	$(161)

(1)	The 2016 and 2015 nine months’ prior service cost does not include amortization of $1 million and $2 million, respectively, related to other postretirement benefits.

Effective November 1, 2012, substantially all of our defined benefit pension plans were frozen.

9. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision)		Total
Balance at December 31, 2015	$(3,842)	$(10)	$(880	)(1)	$(4,732)
Other comprehensive income (loss) before reclassifications	(7)	9	—		2
Amounts reclassified from accumulated other comprehensive income (loss)	(75)	—	27	(2)	(48)

Net current-period other comprehensive income (loss)	(82)	9	27		(46)

Balance at September 30, 2016	$(3,924)	$(1)	$(853)		$(4,778)

(1)	Relates to pension, retiree medical and other postretirement obligations that will not be recognized in net income until the obligations are fully extinguished.
(2)	Relates to pension, retiree medical and other postretirement obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.

Reclassifications out of AOCI for the three and nine months ended September 30, 2016 and 2015 are as follows (in millions):

	Amounts reclassified from AOCI
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items on condensed consolidated statement of operations
	2016	2015	2016	2015
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost (benefit)	$(33)	$(52)	$(100)	$(159)	Salaries, wages and benefits
Actuarial loss	17	26	52	80	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	—	—	—	(9)	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	—	—	—	1	Other nonoperating, net

Total reclassifications for the period, net of tax	$(16)	$(26)	$(48)	$(87)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

10. Regional Expenses

Expenses associated with our wholly-owned regional airlines and third-party regional carriers operating under the brand name American Eagle are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Aircraft fuel and related taxes	$303	$310	$801	$970
Salaries, wages and benefits	337	296	990	881
Capacity purchases from third-party regional carriers	378	419	1,164	1,237
Maintenance, materials and repairs	82	84	264	254
Other rent and landing fees	143	133	413	376
Aircraft rent	9	8	26	25
Selling expenses	90	87	256	252
Depreciation and amortization	78	64	218	187
Special items, net	5	2	13	20
Other	113	115	343	334

Total regional expenses	$1,538	$1,518	$4,488	$4,536

11. Legal Proceedings

Chapter 11 Cases. On November 29, 2011, AMR, American, and certain of AMR’s other direct and indirect domestic subsidiaries (the Debtors) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order approving and confirming the Debtors’ fourth amended joint plan of reorganization (as amended, the Plan). On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan and completed the Merger.

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed “Single-Dip” unsecured claims. As of September 30, 2016, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders as of the Effective Date.

There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, postemployment benefits are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American’s motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees’ benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. Our financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding.

DOJ Antitrust Civil Investigative Demand. In June 2015, we received a Civil Investigative Demand (CID) from the United States Department of Justice (DOJ) as part of an investigation into whether there have been illegal agreements or coordination of air passenger capacity. The CID seeks documents and other information from us, and other airlines have announced that they have received similar requests. We are cooperating fully with the DOJ investigation. In addition, subsequent to announcement of the delivery of CIDs by the DOJ, we, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits were the subject of multiple motions to consolidate them in a single forum, and they have now been consolidated in the Federal District Court for the District of Columbia. The airline defendants have moved to dismiss all claims in the class actions. Both the DOJ investigation and these lawsuits are in their very early stages and we intend to defend the lawsuits vigorously.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES GROUP INC.

(Unaudited)

violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation (JPML) to consolidate the Fjord matter with the putative class action lawsuits. The JPML denied that request on October 15, 2015 and plaintiffs’ request for further relief from the JPML was denied on February 4, 2016. Accordingly, the parties will continue to litigate the matter in Bankruptcy Court; a jointly proposed schedule for the remainder of the case was submitted on September 7, 2016, which has not yet been accepted by the court. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

DOJ Investigation Related to the United States Postal Service. In April 2015, the DOJ informed us of an inquiry regarding American’s 2009 and 2011 contracts with the United States Postal Service for the international transportation of mail by air. In October 2015, we received a CID from the DOJ seeking certain information relating to these contracts and the DOJ has also sought information concerning certain of the airlines that transport mail on a codeshare basis. The DOJ has indicated it is investigating potential violations of the False Claims Act or other statutes. We are cooperating fully with the DOJ investigation.

General. In addition to the specifically identified legal proceedings, we and our subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Therefore, although we will vigorously defend ourselves in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain but could be material. See Part II, Item 1A. Risk Factors – “We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity” for additional discussion.

12. Subsequent Events

2016-3 EETCs

In October 2016, American created two pass-through trusts which issued approximately $814 million aggregate face amount of 2016-3 Class AA and Class A EETCs (the 2016-3 EETCs) in connection with the financing of 25 aircraft owned by American or scheduled to be delivered to American between October 2016 and January 2017. A portion of the proceeds received from the sale of the 2016-3 EETCs has been used to acquire Series AA and A equipment notes issued by American to the pass-through trusts and the balance of such proceeds is being held in escrow for the benefit of the holders of the 2016-3 EETCs until such time as American issues additional Series AA and A equipment notes to the pass-through trusts, which will purchase the notes with escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on our condensed consolidated balance sheet because the proceeds held by the depository are not American’s assets.

Series AA equipment notes bear interest at 3.00% per annum and Series A equipment notes bear interest at 3.25% per annum. Interest and principal payments on the equipment notes will be payable semi-annually in April and October of each year, with interest payments beginning in April 2017 and principal payments beginning in October 2017. The final payments on the Series AA and Series A equipment notes are due in October 2028.

Dividend Declaration

In October 2016, we announced that our Board of Directors had declared a $0.10 per share dividend for stockholders of record on November 7, 2016, and payable on November 21, 2016. Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

ITEM 1B.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating revenues:
Mainline passenger	$7,419	$7,654	$21,192	$22,298
Regional passenger	1,731	1,699	5,040	4,910
Cargo	171	180	506	568
Other	1,368	1,200	3,897	3,647

Total operating revenues	10,689	10,733	30,635	31,423
Operating expenses:
Aircraft fuel and related taxes	1,393	1,593	3,736	4,912
Salaries, wages and benefits	2,770	2,402	8,087	7,134
Regional expenses	1,632	1,541	4,738	4,614
Maintenance, materials and repairs	481	456	1,352	1,452
Other rent and landing fees	463	432	1,342	1,290
Aircraft rent	299	308	908	941
Selling expenses	347	366	990	1,051
Depreciation and amortization	399	336	1,128	1,013
Special items, net	289	163	450	610
Other	1,184	1,133	3,391	3,281

Total operating expenses	9,257	8,730	26,122	26,298

Operating income	1,432	2,003	4,513	5,125
Nonoperating income (expense):
Interest income	28	13	74	36
Interest expense, net of capitalized interest	(229)	(197)	(674)	(587)
Other, net	(8)	(81)	(27)	(166)

Total nonoperating expense, net	(209)	(265)	(627)	(717)

Income before income taxes	1,223	1,738	3,886	4,408
Income tax provision	465	15	1,445	39

Net income	$758	$1,723	$2,441	$4,369

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$758	$1,723	$2,441	$4,369
Other comprehensive income (loss), net of tax:
Pension, retiree medical and other postretirement benefits	(17)	(26)	(53)	(79)
Derivative financial instruments:
Reclassification into earnings	—	—	—	(9)
Unrealized gain (loss) on investments:
Net change in value	2	(4)	6	(4)

Total other comprehensive loss, net of tax	(15)	(30)	(47)	(92)

Total comprehensive income	$743	$1,693	$2,394	$4,277

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except shares and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash	$372	$364
Short-term investments	6,371	5,862
Restricted cash and short-term investments	635	695
Accounts receivable, net	1,705	1,420
Receivables from related parties, net	6,131	1,981
Aircraft fuel, spare parts and supplies, net	1,035	796
Prepaid expenses and other	847	740

Total current assets	17,096	11,858
Operating property and equipment
Flight equipment	35,898	32,838
Ground property and equipment	6,722	6,224
Equipment purchase deposits	1,149	1,067

Total property and equipment, at cost	43,769	40,129
Less accumulated depreciation and amortization	(13,744)	(12,893)

Total property and equipment, net	30,025	27,236
Other assets
Goodwill	4,091	4,091
Intangibles, net of accumulated amortization of $562 and $502, respectively	2,189	2,249
Deferred tax asset	1,944	2,932
Other assets	1,905	2,073

Total other assets	10,129	11,345

Total assets	$57,250	$50,439

LIABILITIES AND STOCKHOLDER’S EQUITY
Current liabilities
Current maturities of long-term debt and capital leases	$1,801	$2,234
Accounts payable	1,622	1,517
Accrued salaries and wages	1,321	1,156
Air traffic liability	4,513	3,747
Loyalty program liability	2,950	2,525
Other accrued liabilities	2,114	2,198

Total current liabilities	14,321	13,377
Noncurrent liabilities
Long-term debt and capital leases, net of current maturities	19,775	16,592
Pension and postretirement benefits	7,346	7,410
Deferred gains and credits, net	554	667
Other liabilities	2,665	2,695

Total noncurrent liabilities	30,340	27,364
Commitments and contingencies
Stockholder’s equity
Common stock, $1.00 par value; 1,000 shares authorized, issued and outstanding	—	—
Additional paid-in capital	16,600	16,521
Accumulated other comprehensive loss	(4,878)	(4,831)
Retained earnings (deficit)	867	(1,992)

Total stockholder’s equity	12,589	9,698

Total liabilities and stockholder’s equity	$57,250	$50,439

See accompanying notes to condensed consolidated financial statements.

AMERICAN AIRLINES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$1,769	$3,877
Cash flows from investing activities:
Capital expenditures and aircraft purchase deposits	(4,219)	(4,564)
Purchases of short-term investments	(5,078)	(7,717)
Sales of short-term investments	4,587	6,167
Decrease in restricted cash and short-term investments	60	64
Proceeds from sale of property and equipment	48	18
Other investing activities	2	—

Net cash used in investing activities	(4,600)	(6,032)
Cash flows from financing activities:
Payments on long-term debt and capital leases	(2,534)	(1,821)
Proceeds from issuance of long-term debt	5,392	3,963
Deferred financing costs	(39)	(62)
Sale-leaseback transactions	—	43
Other financing activities	20	34

Net cash provided by financing activities	2,839	2,157

Net increase in cash	8	2
Cash at beginning of period	364	984

Cash at end of period	$372	$986

Non-cash investing and financing activities:
Settlement of bankruptcy obligations	$3	$60
Capital lease obligations	—	5
Supplemental information:
Interest paid, net of amounts capitalized	653	632
Income taxes paid	9	8

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of American Airlines, Inc. (American) should be read in conjunction with the consolidated financial statements contained in American’s Annual Report on Form 10-K for the year ended December 31, 2015. American is the principal wholly-owned subsidiary of American Airlines Group Inc. (AAG). All significant intercompany transactions have been eliminated.

On December 9, 2013 (the Effective Date), AMR Merger Sub, Inc. merged with and into US Airways Group, Inc. (US Airways Group) (the Merger), with US Airways Group surviving as a wholly-owned subsidiary of AAG, a Delaware corporation (formerly known as AMR Corporation or AMR) following the Merger.

On December 30, 2015, in order to simplify AAG’s internal corporate structure and as part of the integration efforts following the business combination of AAG and US Airways Group, AAG caused US Airways Group to be merged with and into AAG, with AAG as the surviving corporation, and, immediately thereafter, US Airways, Inc. (US Airways), a Delaware corporation and wholly-owned subsidiary of US Airways Group, merged with and into American, with American as the surviving corporation. As a result of the merger of US Airways and American, US Airways transferred all of its assets, liabilities and off-balance sheet commitments to American. For financial reporting purposes, this transaction constituted a transfer of assets between entities under common control and is reflected in American’s condensed consolidated financial statements as though the transaction had occurred on December 9, 2013, when a subsidiary of AMR merged with and into US Airways Group, which represents the earliest date that American and US Airways were under common control. Thus, all periods presented in Part I, Item 1B of this Quarterly Report on Form 10-Q are comprised of the condensed consolidated financial data of American and US Airways. This transaction was accounted for in a manner similar to the pooling of interests method of accounting. Under this method, the carrying amount of net assets recognized in the balance sheets of each combining entity are carried forward to the balance sheet of the combined entity and no other assets or liabilities are recognized.

Management believes that all adjustments necessary for the fair presentation of results, consisting of normally recurring items, have been included in the unaudited condensed consolidated financial statements for the interim periods presented. The preparation of financial statements in accordance with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The most significant areas of judgment relate to passenger revenue recognition, impairment of goodwill, impairment of long-lived and intangible assets, the loyalty program, as well as pensions, retiree medical and other postretirement benefits.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 completes the joint effort by the FASB and International Accounting Standards Board (IASB) to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards (IFRS). Subsequently, the FASB has issued several additional ASUs to clarify the implementation guidance on principal versus agent considerations, identifying performance obligations, assessing collectability, presentation of sales taxes and other similar taxes collected from customers, non-cash consideration, contract modifications and completed contracts at transition. These ASUs apply to all companies that enter into contracts with customers to transfer goods or services. These ASUs are effective for public entities for interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the choice to apply these ASUs either retrospectively to each reporting period presented or by recognizing the cumulative effect of applying these standards at the date of initial application and not adjusting comparative information. American is currently evaluating the requirements of these standards and has not yet determined the impact on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” ASU 2016-02 requires lessees to recognize a lease liability and a right-of-use asset on the balance sheet and aligns many of the underlying principles of the new lessor model with those in Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. American is currently evaluating the requirements of ASU 2016-02 and has not yet determined its impact on its condensed consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment award transactions including the financial statement presentation of excess tax benefits and deficiencies, classification of awards as either equity or liabilities, accounting for forfeitures and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. American early adopted this

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

standard during the second quarter of 2016. The adoption of this standard resulted in the recognition of $418 million of previously unrecognized excess tax benefits in deferred tax assets and an increase to retained earnings on the condensed consolidated balance sheet as of the beginning of the current year, and the recognition of $9 million of excess tax benefits to the income tax provision for the nine months ended September 30, 2016.

2. Special Items

Special items, net on the condensed consolidated statements of operations are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Mainline operating special items, net (1)	$289	$163	$450	$610

(1)

The 2016 third quarter mainline operating special items totaled a net charge of $289 million, which principally included $225 million of merger integration expenses and a $39 million net charge for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. The 2016 nine month period mainline operating special items totaled a net charge of $450 million, which principally included $467 million of merger integration expenses, offset in part by a $22 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. For the 2016 third quarter and nine month periods, merger integration expenses included costs related to re-branding of aircraft, airport facilities and uniforms, information technology, alignment of labor union contracts, fleet restructuring, professional fees, relocation and training, as well as severance.

The 2015 third quarter mainline operating special items totaled a net charge of $163 million, which principally included $198 million of merger integration expenses and a $38 million charge in connection with the dissolution of a joint venture. These charges were offset in part by a $66 million credit related to proceeds received from a legal settlement. The 2015 nine month period mainline operating special items totaled a net charge of $610 million, which principally included $741 million of merger integration expenses and a $38 million charge in connection with the dissolution of a joint venture. These charges were offset in part by a $75 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations and a $66 million credit related to proceeds received from a legal settlement. For the 2015 third quarter and nine month periods, merger integration expenses included costs related to information technology, fleet restructuring, alignment of labor union contracts, professional fees, severance, relocation and training, re-branding of aircraft, airport facilities and uniforms, as well as share-based compensation.

The following additional amounts are also included in the condensed consolidated statements of operations as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Regional operating special items, net	$3	$2	$11	$11
Nonoperating special items, net (1)	—	21	36	24
Income tax special items, net	—	6	—	22

(1)

In connection with a bond refinancing, American recorded a $36 million nonoperating special charge in the 2016 nine month period related to non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees.

The 2015 third quarter nonoperating special items totaled a net charge of $21 million, which was primarily due to non-cash write offs of unamortized debt discount and debt issuance costs associated with the purchase and subsequent remarketing of certain special facility revenue bonds. The 2015 nine month period nonoperating special items totaled a net charge of $24 million, which principally included $41 million in charges primarily related to non-cash write offs of unamortized debt discount and debt issuance costs associated with refinancing American’s secured term loan facilities, prepayments of certain aircraft financings and the purchase and subsequent remarketing of certain special facility revenue bonds. These charges were offset in part by a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

3. Debt

Long-term debt and capital lease obligations included in the condensed consolidated balance sheets consisted of (in millions):

	September 30, 2016	December 31, 2015
Secured
2013 Credit Facilities, variable interest rate of 3.25%, installments through 2020	$1,843	$1,867
2014 Credit Facilities, variable interest rate of 3.25%, installments through 2021	743	743
2016 Credit Facilities, variable interest rate of 3.50%, installments through 2023	1,000	—
2013 Citicorp Credit Facility tranche B-1, variable interest rate of 3.50%, installments through 2019	970	980
2013 Citicorp Credit Facility tranche B-2	—	588
Aircraft enhanced equipment trust certificates (EETCs), fixed interest rates ranging from 3.20% to 9.75%, maturing from 2017 to 2028	10,358	8,693
Equipment loans and other notes payable, fixed and variable interest rates ranging from 1.92% to 8.48%, maturing from 2016 to 2028	5,136	4,183
Special facility revenue bonds, fixed interest rates ranging from 5.00% to 5.50%, maturing from 2017 to 2035	862	1,051
Other secured obligations, fixed interest rates ranging from 3.60% to 12.24%, maturing from 2016 to 2028	864	922

	21,776	19,027

Unsecured
Affiliate unsecured obligations	—	27

	—	27

Total long-term debt and capital lease obligations	21,776	19,054
Less: Total unamortized debt discount and debt issuance costs	200	228
Less: Current maturities	1,801	2,234

Long-term debt and capital lease obligations, net of current maturities	$19,775	$16,592

The table below shows availability under revolving credit facilities, all of which were undrawn, as of September 30, 2016 (in millions):

2013 Revolving Facility	$1,400
2014 Revolving Facility	1,025

Total	$2,425

2016 Aircraft Financing Activities

2016-1 EETCs

In January 2016, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2016-1 Class AA, Class A and Class B EETCs (the 2016-1 EETCs) in connection with the financing of 22 aircraft owned by American (the 2016-1 EETC Aircraft).

All of the proceeds received from the sale of the 2016-1 EETCs have been used to purchase equipment notes issued by American in three series: Series AA equipment notes in the principal amount of $584 million bearing interest at 3.575% per annum, Series A equipment notes in the principal amount of $262 million bearing interest at 4.10% per annum and Series B equipment notes in the principal amount of $228 million bearing interest at 5.25% per annum. Interest and principal payments on the equipment notes are payable semi-annually in January and July of each year, beginning in July 2016. The final payments on the Series AA and Series A equipment notes are due in January 2028 and the final payment on the Series B equipment notes is due in January 2024. These equipment notes are secured by liens on the 2016-1 EETC Aircraft.

2016-2 EETCs

In May and July 2016, American created three pass-through trusts which issued approximately $1.1 billion aggregate face amount of Series 2016-2 Class AA, Class A and Class B EETCs (the 2016-2 EETCs) in connection with the financing of 22 aircraft owned by American (the 2016-2 EETC Aircraft).

All of the proceeds received from the sale of the 2016-2 EETCs have been used to purchase equipment notes issued by American in three series: Series AA equipment notes in the principal amount of $567 million bearing interest at 3.20% per annum, Series A equipment notes in the principal amount of $261 million bearing interest at 3.65% per annum and Series B equipment notes in the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

principal amount of $227 million bearing interest at 4.375% per annum. Interest and principal payments on the equipment notes are payable semi-annually in June and December of each year, with interest payments beginning in December 2016 and principal payments beginning in June 2017. The final payments on the Series AA and Series A equipment notes are due in June 2028 and the final payments on the Series B equipment notes are due in June 2024. These equipment notes are secured by liens on the 2016-2 EETC Aircraft.

Other Aircraft Financing Transactions

In the first nine months of 2016, American entered into loan agreements to borrow $1.4 billion in connection with the financing of certain aircraft. Debt incurred under these loan agreements matures in 2026 through 2028 and bears interest at a rate of LIBOR plus an applicable margin.

2016 Other Financing Activities

2016 Credit Facilities

On April 29, 2016, American and AAG entered into a Credit and Guaranty Agreement (the 2016 Credit Agreement), among American, as the borrower, AAG as parent and guarantor, Barclays Bank PLC, as administrative agent and collateral agent and certain lenders. The 2016 Credit Agreement provides for a $1.0 billion term loan facility (the 2016 Term Loan Facility) with a maturity date of April 28, 2023 and a revolving credit facility that may be established in the future (the 2016 Revolving Credit Facility, and together with the 2016 Term Loan Facility, the 2016 Credit Facilities). As of September 30, 2016, the aggregate outstanding principal amount under the 2016 Term Loan Facility was $1.0 billion.

The proceeds from the 2016 Term Loan Facility were used to repay approximately $588 million in remaining principal plus accrued and unpaid interest of the 2013 Citicorp Credit Facility Tranche B-2 with the remainder of the proceeds to be used for general corporate purposes.

The 2016 Term Loan Facility is repayable in annual installments in an amount equal to 1.00% of the original principal balance with any unpaid balance due on the maturity date of the 2016 Term Loan Facility. Voluntary prepayments may be made by American at any time, with a premium of 1.0% applicable to certain prepayments made prior to the date that is six months following April 29, 2016.

Loans under the 2016 Term Loan Facility bear interest at a base rate plus an applicable base rate margin or, at American’s option, LIBOR (subject to a floor of 0.75%) plus an applicable LIBOR margin. The applicable base rate margin is 1.75% and the applicable LIBOR margin is 2.75% for loans under the 2016 Term Loan Facility.

The obligations of American under the 2016 Credit Agreement are secured by liens on substantially all aircraft spare parts owned by American. American has the ability to add or release certain types of collateral, subject to certain conditions, at its discretion. The obligations of American under the 2016 Credit Facilities are guaranteed by AAG. American is required to maintain a certain minimum ratio of appraised value of the collateral to the outstanding loans under the 2016 Credit Facilities.

The 2016 Credit Facilities contain events of default customary for similar financings, including cross default to other material indebtedness. Upon the occurrence of an event of default, the outstanding obligations under the 2016 Credit Facilities may be accelerated and become due and payable immediately. In addition, if a “change of control” (as defined in the 2016 Credit Agreement) occurs with respect to AAG, American will (absent an amendment or waiver) be required to repay at par the loans outstanding under the 2016 Credit Facilities and terminate the 2016 Revolving Facility. The 2016 Credit Facilities also include covenants that, among other things, require AAG to maintain a minimum aggregate liquidity (as defined in the 2016 Credit Facilities) of not less than $2.0 billion, and limit the ability of AAG and its restricted subsidiaries to pay dividends and make certain other payments, make certain investments, incur liens on the collateral, dispose of the collateral, enter into certain affiliate transactions and engage in certain business activities, in each case subject to certain exceptions.

Obligations Associated with Special Facility Revenue Bonds

In June 2016, the New York Transportation Development Corporation (NYTDC) issued approximately $844 million of special facility revenue refunding bonds (the 2016 JFK Bonds) on behalf of American. The net proceeds from the 2016 JFK Bonds generally were used to provide a portion of the funds to refinance $1.0 billion of special facility revenue bonds (Prior JFK Bonds), the net proceeds of which partially financed the construction of a terminal used by American at John F. Kennedy International Airport (JFK) (the Terminal).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

American is required to pay debt service on the 2016 JFK Bonds through payments under a loan agreement with NYTDC, and American and AAG guarantee the 2016 JFK Bonds. American’s and AAG’s obligations under these guarantees are secured by a mortgage on American’s lease of the Terminal and related property from the Port Authority of New York and New Jersey.

The 2016 JFK Bonds, in aggregate, were priced at approximately 107% of par value. The gross proceeds from the issuance of the 2016 JFK Bonds were approximately $907 million. Of this amount, approximately $895 million was used to partially fund the redemption of the Prior JFK Bonds. The 2016 JFK Bonds bear interest at 5.0% per annum and are comprised of $212 million of serial bonds, portions of which mature annually from August 1, 2017 to August 1, 2021, and $632 million of term bonds, $278 million of which matures on August 1, 2026 and $354 million of which matures on August 1, 2031. In connection with the refinancing of the Prior JFK Bonds, American recorded a special nonoperating charge of $36 million consisting of non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees.

2014 Credit Facilities

On September 22, 2016, American and AAG amended the Amended and Restated Credit and Guaranty Agreement dated April 20, 2015 (which amended and restated the Credit and Guaranty Agreement dated October 10, 2014), pursuant to which it refinanced the $750 million term loan facility due October 2021 established thereunder (the 2014 Term Loan Facility and, together with the $1.025 billion revolving credit facility established under such agreement, the 2014 Credit Facilities) to reduce the LIBOR margin from 2.75% to 2.50% and the base rate margin from 1.75% to 1.50%. The $1.025 billion revolving credit facility under the 2014 Credit Facilities (the 2014 Revolving Facility) remains unchanged. As of September 30, 2016, $743 million of principal was outstanding under the 2014 Term Loan Facility and there were no borrowings or letters of credit outstanding under the 2014 Revolving Facility.

4. Income Taxes

At December 31, 2015, American had approximately $8.8 billion of gross net operating losses (NOLs) carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which are expected to be available for use in 2016. American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal NOL Carryforwards available in those returns is $8.0 billion, substantially all of which is expected to be available for use in 2016. The federal NOL Carryforwards will expire beginning in 2022 if unused. American also had approximately $3.7 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2015, which will expire in years 2016 through 2034 if unused.

At December 31, 2015, American had an Alternative Minimum Tax credit carryforward of approximately $458 million available for federal income tax purposes, which is available for an indefinite period.

In connection with the preparation of American’s financial statements for the fourth quarter of 2015, management determined that it was more likely than not that substantially all of its deferred tax assets, which include its NOLs, would be realized. Accordingly, American reversed $3.5 billion of the valuation allowance as of December 31, 2015.

In the first nine months of 2016, American recorded income tax expense with an effective rate of approximately 38%, which is substantially non-cash as American utilized the NOLs described above. For purposes of taxation, substantially all of American’s income before income taxes is attributable to the United States.

Following the filing of AAG’s 2015 annual tax return in the third quarter of 2016, federal NOLs, substantially all of which are expected to be available to reduce future federal taxable income in 2016 and future years, increased by $2.4 billion. The increase in the federal NOLs is attributable to the election to take bonus depreciation on eligible assets (primarily aircraft) in the 2015 federal income tax return.

5. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

American utilizes the market approach to measure fair value for its financial assets. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets. American’s short-term investments classified as Level 2 primarily utilize broker quotes in a non-active market for valuation of these securities. No changes in valuation techniques or inputs occurred during the nine months ended September 30, 2016.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

Assets measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of September 30, 2016
	Total	Level 1	Level 2	Level 3
Short-term investments (1), (2):
Money market funds	$376	$376	$—	$—
Corporate obligations	2,694	—	2,694	—
Bank notes/certificates of deposit/time deposits	3,051	—	3,051	—
Repurchase agreements	250	—	250	—

	6,371	376	5,995	—
Restricted cash and short-term investments (1)	635	635	—	—

Total	$7,006	$1,011	$5,995	$—

(1)	Unrealized gains or losses on short-term investments and restricted cash and short-term investments are recorded in accumulated other comprehensive loss at each measurement date.
(2)

All short-term investments are classified as available-for-sale and stated at fair value. American’s short-term investments mature in one year or less except for $100 million of bank notes/certificates of deposit/time deposits and $230 million of corporate obligations.

There were no Level 1 to Level 2 transfers during the nine months ended September 30, 2016.

Fair Value of Debt

The fair value of American’s long-term debt was estimated using quoted market prices or discounted cash flow analyses, based on American’s current estimated incremental borrowing rates for similar types of borrowing arrangements. If American’s long-term debt was measured at fair value, it would have been classified as Level 2 in the fair value hierarchy.

The carrying value and estimated fair value of American’s long-term debt, including current maturities, were as follows (in millions):

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Long-term debt, including current maturities	$21,576	$22,650	$18,826	$19,378

Cash and Short-term Investments

Generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by American and can significantly affect the value of American’s cash and short-term investments located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect American’s business, results of operations and financial condition. See Part II, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

6. Retirement Benefits

The following tables provide the components of net periodic benefit cost (income) (in millions):

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Three Months Ended September 30,	2016	2015	2016	2015
Service cost	$—	$—	$1	$1
Interest cost	186	183	12	13
Expected return on assets	(187)	(212)	(5)	(5)
Settlements	—	—	—	—
Amortization of:
Prior service cost (benefit) (1)	7	7	(60)	(60)
Unrecognized net loss (gain)	32	28	(4)	(2)

Net periodic benefit cost (income)	$38	$6	$(56)	$(53)

(1)	Each of the 2016 and 2015 third quarters’ prior service cost does not include amortization of $1 million related to other postretirement benefits.

	Pension Benefits		Retiree Medical and Other Postretirement Benefits
Nine Months Ended September 30,	2016	2015	2016	2015
Service cost	$1	$1	$2	$3
Interest cost	559	550	36	38
Expected return on assets	(560)	(636)	(15)	(15)
Settlements	—	1	—	—
Amortization of:
Prior service cost (benefit) (1)	21	21	(180)	(182)
Unrecognized net loss (gain)	94	84	(12)	(5)

Net periodic benefit cost (income)	$115	$21	$(169)	$(161)

(1)	The 2016 and 2015 nine months’ prior service cost does not include amortization of $1 million and $2 million, respectively, related to other postretirement benefits.

Effective November 1, 2012, substantially all of American’s defined benefit pension plans were frozen.

7. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) (AOCI) are as follows (in millions):

	Pension, Retiree Medical and Other Postretirement Benefits	Unrealized Gain (Loss) on Investments	Income Tax Benefit (Provision)		Total
Balance at December 31, 2015	$(3,831)	$(9)	$(991	)(1)	$(4,831)
Other comprehensive income (loss) before reclassifications	(7)	9	—		2
Amounts reclassified from accumulated other comprehensive income (loss)	(76)	—	27	(2)	(49)

Net current-period other comprehensive income (loss)	(83)	9	27		(47)

Balance at September 30, 2016	$(3,914)	$—	$(964)		$(4,878)

(1)	Relates to pension, retiree medical and other postretirement obligations that will not be recognized in net income until the obligations are fully extinguished.
(2)	Relates to pension, retiree medical and other postretirement obligations and is recognized within the income tax provision on the condensed consolidated statement of operations.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

Reclassifications out of AOCI for the three and nine months ended September 30, 2016 and 2015 are as follows (in millions):

	Amounts reclassified from AOCI
AOCI Components	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items on condensed consolidated statement of operations
	2016	2015	2016	2015
Amortization of pension, retiree medical and other postretirement benefits:
Prior service cost (benefit)	$(33)	$(52)	$(101)	$(159)	Salaries, wages and benefits
Actuarial loss	17	26	52	80	Salaries, wages and benefits
Derivative financial instruments:
Cash flow hedges	—	—	—	(9)	Aircraft fuel and related taxes
Net unrealized change on investments:
Net change in value	—	—	—	1	Other nonoperating, net

Total reclassifications for the period, net of tax	$(16)	$(26)	$(49)	$(87)

8. Regional Expenses

Expenses associated with regional carriers operating under the brand name American Eagle are classified as regional expenses on the condensed consolidated statements of operations. Regional expenses consist of the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Aircraft fuel and related taxes	$303	$310	$801	$970
Salaries, wages and benefits	82	71	249	207
Capacity purchases from third-party regional carriers	891	823	2,665	2,454
Maintenance, materials and repairs	1	2	4	3
Other rent and landing fees	124	114	356	324
Aircraft rent	7	7	20	21
Selling expenses	90	87	256	253
Depreciation and amortization	62	50	174	145
Special items, net	3	2	11	11
Other	69	75	202	226

Total regional expenses	$1,632	$1,541	$4,738	$4,614

9. Transactions with Related Parties

The following represents the net receivables (payables) to related parties (in millions):

	September 30, 2016	December 31, 2015
AAG (1)	$8,195	$4,489
AAG’s wholly-owned subsidiaries (2)	(2,064)	(2,508)

Total	$6,131	$1,981

(1)	The increase in American’s net related party receivable from AAG is primarily due to American providing the cash funding for AAG’s share repurchase and dividend programs.
(2)

The net payable to AAG’s wholly-owned subsidiaries consists primarily of amounts due under regional capacity purchase agreements with AAG’s wholly-owned regional airlines operating under the brand name of American Eagle.

10. Legal Proceedings

Chapter 11 Cases. On November 29, 2011, AMR, American, and certain of AMR’s other direct and indirect domestic subsidiaries (the Debtors) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order approving and confirming the Debtors’ fourth amended joint plan of reorganization (as amended, the Plan). On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan and completed the Merger.

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed “Single-Dip” unsecured claims. As of September 30, 2016, there were approximately 25.2 million shares of AAG common stock remaining in the

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, American is not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to AAG but rather will be distributed to former AMR stockholders as of the Effective Date.

There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, postemployment benefits are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American’s motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees’ benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. American’s financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding.

DOJ Antitrust Civil Investigative Demand. In June 2015, American received a Civil Investigative Demand (CID) from the United States Department of Justice (DOJ) as part of an investigation into whether there have been illegal agreements or coordination of air passenger capacity. The CID seeks documents and other information from American, and other airlines have announced that they have received similar requests. American is cooperating fully with the DOJ investigation. In addition, subsequent to announcement of the delivery of CIDs by the DOJ, American, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits were the subject of multiple motions to consolidate them in a single forum, and they have now been consolidated in the Federal District Court for the District of Columbia. The airline defendants have moved to dismiss all claims in the class actions. Both the DOJ investigation and these lawsuits are in their very early stages and American intends to defend the lawsuits vigorously.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation (JPML) to consolidate the Fjord matter with the putative class action lawsuits. The JPML denied that request on October 15, 2015 and plaintiffs’ request for further relief from the JPML was denied on February 4, 2016. Accordingly, the parties will continue to litigate the matter in Bankruptcy Court; a jointly proposed schedule for the remainder of the case was submitted on September 7, 2016, which has not yet been accepted by the court. American believes this lawsuit is without merit and intends to vigorously defend against the allegations.

DOJ Investigation Related to the United States Postal Service. In April 2015, the DOJ informed American of an inquiry regarding American’s 2009 and 2011 contracts with the United States Postal Service for the international transportation of mail by air. In October 2015, American received a CID from the DOJ seeking certain information relating to these contracts and the DOJ has also sought information concerning certain of the airlines that transport mail on a codeshare basis. The DOJ has indicated it is investigating potential violations of the False Claims Act or other statutes. American is cooperating fully with the DOJ investigation.

General. In addition to the specifically identified legal proceedings, American and its subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within American’s control. Therefore, although American will vigorously defend itself in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on American are uncertain but could be material. See Part II, Item 1A. Risk Factors – “We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity” for additional discussion.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF AMERICAN AIRLINES, INC.

(Unaudited)

11. Subsequent Event

2016-3 EETCs

In October 2016, American created two pass-through trusts which issued approximately $814 million aggregate face amount of 2016-3 Class AA and Class A EETCs (the 2016-3 EETCs) in connection with the financing of 25 aircraft owned by American or scheduled to be delivered to American between October 2016 and January 2017. A portion of the proceeds received from the sale of the 2016-3 EETCs has been used to acquire Series AA and A equipment notes issued by American to the pass-through trusts and the balance of such proceeds is being held in escrow for the benefit of the holders of the 2016-3 EETCs until such time as American issues additional Series AA and A equipment notes to the pass-through trusts, which will purchase the notes with escrowed funds. These escrowed funds are not guaranteed by American and are not reported as debt on its condensed consolidated balance sheet because the proceeds held by the depository are not American’s assets.

Series AA equipment notes bear interest at 3.00% per annum and Series A equipment notes bear interest at 3.25% per annum. Interest and principal payments on the equipment notes will be payable semi-annually in April and October of each year, with interest payments beginning in April 2017 and principal payments beginning in October 2017. The final payments on the Series AA and Series A equipment notes are due in October 2028.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Part I, Item 2 of this report should be read in conjunction with Part II, Item 7 of AAG’s and American’s Annual Report on Form 10-K for the year ended December 31, 2015 (the 2015 Form 10-K). The information contained herein is not a comprehensive discussion and analysis of the financial condition and results of operations of AAG and American, but rather updates disclosures made in the 2015 Form 10-K.

Background

American Airlines and American Eagle offer an average of nearly 6,700 flights per day to nearly 350 destinations in more than 50 countries. American has hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. American is a founding member of the oneworld alliance, whose members serve more than 1,000 destinations with about 14,250 daily flights to over 150 countries. In the third quarter of 2016, approximately 52 million passengers boarded our mainline and regional flights. As of September 30, 2016, we operated 922 mainline aircraft and were supported by our regional airline subsidiaries and third-party regional carriers, which operated an additional 599 regional aircraft.

The U.S. Airline Industry

In the third quarter of 2016, the U.S. airline industry continued to benefit from lower fuel prices. However, the reductions in fuel costs in the quarter were offset by year-over-year declines in revenue. Domestic markets continued to be impacted by competitive capacity growth. Domestic markets did, however, perform better than international markets, which also have been impacted by competitive capacity growth, continued macroeconomic softness and foreign currency weakness.

Jet fuel prices closely follow the price of Brent crude oil. On average, the price of Brent crude oil per barrel was approximately 8% lower in the third quarter of 2016 as compared to the 2015 period. The average daily spot price for Brent crude oil during the third quarter of 2016 was $46 per barrel as compared to an average daily spot price of $50 per barrel during the third quarter of 2015. From a trend perspective, fuel prices were flat when compared to the second quarter of 2016 when the average daily spot price was also $46 per barrel. On a daily basis, Brent crude oil prices fluctuated during the third quarter of 2016 between a high of $50 per barrel to a low of $40 per barrel, and closed the quarter on September 30, 2016 at $48 per barrel.

While jet fuel prices have declined period-over-period as described above, uncertainty exists regarding the economic conditions driving these declines. See Part II, Item 1A. Risk Factors – “Downturns in economic conditions adversely affect our business” and “Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.”

American Airlines Group

Third Quarter 2016 Results

The selected financial data presented below is derived from AAG’s unaudited condensed consolidated financial statements included in Part I, Item 1A of this report and should be read in conjunction with those financial statements and the related notes thereto.

	Three Months Ended September 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline and regional passenger revenues	$9,150	$9,353	(2.2)
Cargo and other operating revenues	1,444	1,353	6.7
Total operating revenues	10,594	10,706	(1.1)
Mainline and regional aircraft fuel and related taxes	1,696	1,903	(10.9)
Total operating expenses	9,163	8,707	5.2
Operating income	1,431	1,999	(28.4)
Pre-tax income	1,189	1,709	(30.4)
Income tax provision	452	16	nm
Net income	737	1,693	(56.4)

Pre-tax income	$1,189	$1,709	(30.4)
Pre-tax special items:
Operating special charges, net (1)	294	165	77.5
Nonoperating special items, net	—	21	nm

Total pre-tax special items	294	186	57.7

Pre-tax income excluding special items	$1,483	$1,895	(21.7)

(1)

Our 2016 and 2015 third quarter results were impacted by net operating special charges of $294 million and $165 million, respectively, consisting principally of mainline and regional merger integration expenses. See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “AAG’s Results of Operations” of this report for more information on net special items.

Pre-Tax Income and Net Income

We realized pre-tax income of $1.2 billion and $1.7 billion in the third quarters of 2016 and 2015, respectively. Excluding the effects of net special charges, we recognized pre-tax income of $1.5 billion and $1.9 billion in the third quarters of 2016 and 2015, respectively. Our 2016 third quarter results on both a GAAP basis and excluding net special charges were impacted by a decline in revenues driven by lower yields and travel demand. Operating costs also increased during the third quarter due primarily to higher salaries, wages and benefits associated with new labor contracts and the addition of an employee profit sharing program. These impacts were offset in part by a year-over-year decline in fuel prices.

As of December 31, 2015, we reversed the valuation allowance on our deferred tax assets, which include our federal and state net operating losses (NOLs). As a result of the reversal of the valuation allowance, we began to record a provision for income taxes in 2016. The provision is substantially non-cash due to the utilization of NOLs. We currently have $10.5 billion of federal NOLs and $4.0 billion of state NOLs available to reduce federal taxable income in 2016 and future years. Accordingly, as illustrated above, amounts reported in the third quarter of 2016 for income tax provision and net income are not comparable to the third quarter of 2015. Therefore, we are discussing pre-tax income and pre-tax income excluding special items in order to provide a more meaningful period-over-period comparison. The exclusion of special items provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and is more comparable to financial measures presented by other major airlines. Management uses pre-tax income excluding special items to evaluate our financial performance.

Revenue

In the third quarter of 2016, we reported operating revenues of $10.6 billion, a decrease of $112 million, or 1.1%, as compared to the 2015 period. Mainline and regional passenger revenues were $9.2 billion, a decrease of $203 million, or 2.2%, as compared to the 2015 period. The decline in mainline and regional passenger revenues was driven by competitive capacity growth, continued macroeconomic softness outside of the United States and foreign currency weakness. The decline in mainline and regional passenger revenues was offset in part by an increase in other operating revenues primarily due to revenue generated from our new co-branded credit card agreements effective in the third quarter of 2016. Our mainline and regional total revenue per available seat mile (TRASM) was 14.73 cents in the third quarter of 2016, a 2.2% decrease as compared to 15.06 cents in the 2015 period.

Fuel

Mainline and regional fuel expense totaled $1.7 billion in the third quarter of 2016, which was $207 million, or 10.9%, lower as compared to the third quarter of 2015. This decrease was driven by an 11.6% decrease in the average price per gallon of fuel to $1.48 in the third quarter of 2016 from $1.67 in the 2015 period.

As of September 30, 2016, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors.

Cost per Available Seat Mile (CASM)

We remain committed to actively managing our cost structure, which we believe is necessary in an industry whose economic prospects are heavily dependent upon two variables we cannot control: the health of the economy and the price of fuel. Our 2016 third quarter mainline CASM was 11.96 cents, an increase of 5.6% as compared to the 2015 period. The increase was primarily driven by higher salaries, wages and benefits associated with new labor contracts and the addition of an employee profit sharing program, offset in part by lower fuel costs.

Our third quarter mainline CASM excluding special items and fuel was 9.32 cents, an increase of 8.9% as compared to the 2015 period. The increase was primarily due to higher salaries, wages and benefits as described above.

The following table details our mainline CASM for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Percent Increase (Decrease)
	2016	2015
	(In cents, except percentage changes)
Mainline CASM excluding special items and fuel:
Total mainline CASM	11.96	11.33	5.6
Special items, net	(0.45)	(0.26)	77.0
Aircraft fuel and related taxes	(2.18)	(2.51)	(13.0)

Mainline CASM, excluding special items and fuel (1)	9.32	8.56	8.9

(1)

We believe that the presentation of mainline CASM excluding fuel is useful to investors because both the cost and availability of fuel are subject to many economic and political factors beyond our control, and the exclusion of special items provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and that is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items and fuel to evaluate our operating performance. Amounts may not recalculate due to rounding.

Customer Service

We are committed to consistently delivering safe, reliable and convenient service to our customers in every aspect of our operation. We are working to continue to improve our customer experience by making investments in our operations in the form of hiring additional personnel and expenditures for new equipment and technology. Additionally, on October 1, 2016, we combined our pilots and entire fleet into a single scheduling system, which was a critical integration milestone that enables us to operate as one airline and better meet the needs of our passengers. The table below summarizes the operating statistics we reported to the U.S. Department of Transportation (DOT) for our mainline operations for the third quarter of 2016 and 2015. Our 2016 third quarter results were affected by severe weather, particularly in Dallas/Fort Worth, our largest hub, which has downstream impacts to our entire system.

	2016			2015			Better (Worse)
	July	August	September(e)	July	August	September	July		August		September
On-time performance (a)	70.7	71.9	83.0	80.0	80.6	85.6	(9.3	)pts	(8.7	)pts	(2.6	)pts
Completion factor (b)	98.2	98.1	99.7	99.3	99.0	99.5	(1.1	)pts	(0.9	)pts	0.2	pts
Mishandled baggage (c)	4.12	4.12	2.70	3.73	3.88	2.95	(10.5)%		(6.2)%		8.5%
Customer complaints (d)	2.57	3.23	2.60	3.45	4.01	4.15	25.5%		19.5%		37.3%

(a)	Percentage of reported flight operations arriving less than 15 minutes after the scheduled arrival time.
(b)	Percentage of scheduled flight operations completed.
(c)	Rate of mishandled baggage reports per 1,000 passengers.
(d)	Rate of customer complaints filed with the DOT per 100,000 enplanements.

(e)	September 2016 operating statistics are preliminary as the DOT has not issued its September 2016 Air Travel Consumer report as of the date of this filing.

Liquidity Position

As of September 30, 2016, we had approximately $9.2 billion in total available liquidity, consisting of unrestricted cash and short-term investments of $6.8 billion and $2.4 billion in undrawn revolver capacity.

This remains well in excess of the $6.5 billion minimum liquidity we seek to maintain for the foreseeable future. We believe it is important to retain liquidity levels higher than our network peers given our overall leverage and the fact that we have not yet completed our fleet renewal program.

See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Commitments” for further discussion of our contractual commitments.

AAG’s Results of Operations

We realized pre-tax income of $1.2 billion and $1.7 billion in the third quarters of 2016 and 2015, respectively. Excluding the effects of net special charges, we recognized pre-tax income of $1.5 billion and $1.9 billion in the third quarters of 2016 and 2015, respectively.

We realized pre-tax income of $3.8 billion and $4.4 billion in the first nine months of 2016 and 2015, respectively. Excluding the effects of net special charges, we recognized pre-tax income of $4.3 billion and $5.0 billion in the first nine months of 2016 and 2015, respectively.

Our 2016 third quarter and first nine months results on both a GAAP basis and excluding net special charges were impacted by a decline in revenues driven by lower yields and travel demand. In addition, our results were impacted by higher salaries, wages and benefits associated with new labor contracts and the addition of an employee profit sharing program. These impacts were offset in part by a year-over-year decline in fuel prices.

The table below details our pre-tax and net income excluding special items (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pre-tax income	$1,189	$1,709	$3,799	$4,371
Pre-tax special items:
Mainline operating special charges, net (1)	289	163	450	610
Regional operating special charges, net	5	2	13	20
Nonoperating special charges, net (2)	—	21	36	2

Total pre-tax special items	294	186	499	632

Pre-tax income excluding special items	$1,483	$1,895	$4,298	$5,003

Net income	$737	$1,693	$2,387	$4,329
Total special items:
Total pre-tax special items	294	186	499	632
Income tax special charges, net	—	6	—	22
Net tax effect of special items (3)	(98)	—	(188)	—

Total special items	196	192	311	654

Net income excluding special items	$933	$1,885	$2,698	$4,983

(1)

The 2016 third quarter mainline operating special items totaled a net charge of $289 million, which principally included $225 million of merger integration expenses and a $39 million net charge for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. The 2016 nine month period mainline operating special items totaled a net charge of $450 million, which principally included $467 million of merger integration expenses, offset in part by a $22 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. For the 2016 third quarter and nine month periods, merger integration expenses included costs related to re-branding of aircraft, airport facilities and uniforms, information technology, alignment of labor union contracts, fleet restructuring, professional fees, relocation and training, as well as severance.

The 2015 third quarter mainline operating special items totaled a net charge of $163 million, which principally included $198 million of merger integration expenses and a $38 million charge in connection with the dissolution of a joint venture. These charges were offset in part by a $66 million credit related to proceeds received from a legal settlement. The 2015 nine month period mainline operating special items totaled a net charge of $610 million, which principally included $741 million of merger integration expenses and a $38 million charge in connection with the dissolution of a joint venture. These charges were offset in part by a $75 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations and a $66 million credit related to proceeds received from a legal settlement. For the 2015 third quarter and nine month periods, merger integration expenses included costs related to information technology, fleet restructuring, alignment of labor union contracts, professional fees, severance, relocation and training, re-branding of aircraft, airport facilities and uniforms, as well as share-based compensation.

(2)

In connection with a bond refinancing, we recorded a $36 million nonoperating special charge in the 2016 nine month period related to non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees.

The 2015 third quarter nonoperating special items totaled a net charge of $21 million, which was primarily due to non-cash write offs of unamortized debt discount and debt issuance costs associated with the purchase and subsequent remarketing of certain special facility revenue bonds. The 2015 nine month period nonoperating special items totaled a net charge of $2 million, which principally included $40 million in charges primarily related to non-cash write offs of unamortized debt discount and debt issuance costs associated with refinancing American’s secured term loan facilities, prepayments of certain aircraft financings and the purchase and subsequent remarketing of certain special facility revenue bonds. These charges were offset in part by a $22 million gain associated with the sale of an investment and a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank.

(3)

In the 2015 periods, there was no net tax effect associated with special items. During the 2015 periods, our net deferred tax asset, which includes our NOLs, was subject to a full valuation allowance. Accordingly, our NOLs offset our taxable income and resulted in the release of a corresponding portion of valuation allowance, which offset the tax provision dollar for dollar.

Income Taxes

At December 31, 2015, we had approximately $8.0 billion of gross NOLs carried over from prior taxable years (NOL Carryforwards) to reduce future federal taxable income, substantially all of which are expected to be available for use in 2016. The federal NOL Carryforwards will expire beginning in 2022 if unused. We also had approximately $4.0 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2015, which will expire in years 2016 through 2034 if unused. Our ability to deduct our NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Internal Revenue Code of 1986 (Section 382) where an “ownership change” has occurred. We experienced an ownership change in connection with our emergence from bankruptcy in 2013. The general limitation rules of Section 382 for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $6.6 billion of unlimited NOL remaining at December 31, 2015) of our federal NOL Carryforwards to be utilized without regard to the Section 382 annual limitation rules. Substantially all of our remaining federal NOL Carryforwards are subject to limitation under Section 382; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes. Our ability to utilize any new NOL Carryforwards arising after the 2013 ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another ownership change occurs.

At December 31, 2015, we had an Alternative Minimum Tax credit carryforward of approximately $341 million available for federal income tax purposes, which is available for an indefinite period.

In connection with the preparation of our financial statements for the fourth quarter of 2015, we determined that it was more likely than not that substantially all of our deferred tax assets, which include our NOLs, would be realized. Accordingly, we reversed $3.0 billion of the valuation allowance as of December 31, 2015.

In the first nine months of 2016, we recorded income tax expense with an effective rate of approximately 38%, which is substantially non-cash as we utilized the NOLs described above. For purposes of taxation, substantially all of our income before income taxes is attributable to the United States.

Following the filing of our 2015 annual tax return in the third quarter of 2016, federal NOLs, substantially all of which are expected to be available to reduce future federal taxable income in 2016 and future years, increased by $2.5 billion. The increase in the federal NOLs is attributable to the election to take bonus depreciation on eligible assets (primarily aircraft) in the 2015 federal income tax return.

Operating Statistics

The table below sets forth selected mainline and regional operating data for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	Increase (Decrease)		2016	2015	Increase (Decrease)
Mainline
Revenue passenger miles (millions) (a)	53,472	54,667	(2.2)%		151,619	151,148	0.3%
Available seat miles (millions) (b)	63,751	63,459	0.5%		183,985	181,232	1.5%
Passenger load factor (percent) (c)	83.9	86.1	(2.2	)pts	82.4	83.4	(1.0	)pts
Yield (cents) (d)	13.87	14.00	(0.9)%		13.98	14.75	(5.3)%
Passenger revenue per available seat mile (cents) (e)	11.64	12.06	(3.5)%		11.52	12.30	(6.4)%
Operating cost per available seat mile (cents) (f)	11.96	11.33	5.6%		11.62	11.97	(2.9)%
Passenger enplanements (thousands) (g)	37,584	38,909	(3.4)%		109,830	110,683	(0.8)%
Departures (thousands)	282	286	(1.3)%		837	841	(0.5)%
Aircraft at end of period	922	943	(2.2)%		922	943	(2.2)%
Block hours (thousands) (h)	905	908	(0.3)%		2,650	2,643	0.3%
Average stage length (miles) (i)	1,258	1,259	(0.1)%		1,235	1,231	0.3%
Fuel consumption (gallons in millions)	953	954	(0.2)%		2,739	2,736	0.1%
Average aircraft fuel price including related taxes (dollars per gallon)	1.46	1.67	(12.4)%		1.36	1.80	(24.0)%
Full-time equivalent employees at end of period	101,200	99,700	1.5%		101,200	99,700	1.5%
Regional (j)
Revenue passenger miles (millions) (a)	6,447	6,199	4.0%		18,406	17,729	3.8%
Available seat miles (millions) (b)	8,160	7,633	6.9%		23,741	22,050	7.7%
Passenger load factor (percent) (c)	79.0	81.2	(2.2	)pts	77.5	80.4	(2.9	)pts
Yield (cents) (d)	26.85	27.40	(2.0)%		27.38	27.69	(1.1)%
Passenger revenue per available seat mile (cents) (e)	21.21	22.25	(4.7)%		21.23	22.27	(4.7)%
Operating cost per available seat mile (cents) (f)	18.85	19.89	(5.2)%		18.91	20.57	(8.1)%
Passenger enplanements (thousands) (g)	14,288	14,413	(0.9)%		40,908	41,032	(0.3)%
Aircraft at end of period	599	584	2.6%		599	584	2.6%
Fuel consumption (gallons in millions)	196	186	5.3%		565	536	5.4%
Average aircraft fuel price including related taxes (dollars per gallon)	1.55	1.67	(7.3)%		1.42	1.81	(21.6)%
Full-time equivalent employees at end of period (k)	20,600	19,300	6.7%		20,600	19,300	6.7%

Total Mainline and Regional
Revenue passenger miles (millions) (a)	59,919	60,866	(1.6)%		170,025	168,877	0.7%
Available seat miles (millions) (b)	71,911	71,092	1.2%		207,726	203,282	2.2%
Cargo ton miles (millions) (l)	601	569	5.6%		1,754	1,716	2.2%
Passenger load factor (percent) (c)	83.3	85.6	(2.3	)pts	81.9	83.1	(1.2	)pts
Yield (cents) (d)	15.27	15.37	(0.6)%		15.43	16.11	(4.2)%
Passenger revenue per available seat mile (cents) (e)	12.72	13.16	(3.3)%		12.63	13.38	(5.6)%
Total revenue per available seat mile (cents) (m)	14.73	15.06	(2.2)%		14.63	15.43	(5.2)%
Cargo yield per ton mile (cents) (n)	28.42	31.63	(10.2)%		28.86	33.11	(12.8)%
Passenger enplanements (thousands) (g)	51,872	53,322	(2.7)%		150,738	151,715	(0.6)%
Aircraft at end of period	1,521	1,527	(0.4)%		1,521	1,527	(0.4)%
Fuel consumption (gallons in millions)	1,149	1,140	0.7%		3,304	3,272	1.0%
Average aircraft fuel price including related taxes (dollars per gallon)	1.48	1.67	(11.6)%		1.37	1.80	(23.6)%
Full-time equivalent employees at end of period	121,800	119,000	2.4%		121,800	119,000	2.4%

(a)	Revenue passenger mile (RPM) – A basic measure of sales volume. One RPM represents one passenger flown one mile.
(b)	Available seat mile (ASM) – A basic measure of production. One ASM represents one seat flown one mile.
(c)	Passenger load factor – The percentage of available seats that are filled with revenue passengers.
(d)	Yield – A measure of airline revenue derived by dividing passenger revenue by RPMs.

(e)	Passenger revenue per available seat mile (PRASM) – Passenger revenues divided by ASMs.
(f)	Operating cost per available seat mile (CASM) – Operating expenses divided by ASMs.
(g)	Passenger enplanements – The number of passengers on board an aircraft, including local, connecting and through passengers.
(h)

Block hours – The hours measured from the moment an aircraft first moves under its own power, including taxi time, for the purposes of flight until the aircraft is docked at the next point of landing and its power is shut down.

(i)	Average stage length – The average of the distances flown on each segment of every route.
(j)

Regional statistics include our subsidiaries, Envoy Aviation Group Inc. (Envoy), Piedmont Airlines, Inc. (Piedmont) and PSA Airlines, Inc. (PSA), and operating statistics from our capacity purchase agreements with Air Wisconsin Airlines Corporation, ExpressJet Airlines, Inc., Mesa Airlines, Inc., Republic Airline Inc., SkyWest Airlines, Inc., Compass Airlines, LLC and Trans States Airlines, Inc.

(k)	Regional full-time equivalent employees only include our wholly-owned regional airline subsidiaries, Envoy, Piedmont and PSA.
(l)	Cargo ton miles – A basic measure of cargo transportation. One cargo ton mile represents one ton of cargo transported one mile.
(m)	Total revenue per available seat mile (TRASM) – Total revenues divided by total mainline and regional ASMs.
(n)	Cargo yield per ton mile – Cargo revenues divided by total mainline and regional cargo ton miles.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Operating Revenues

	Three Months Ended September 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline passenger	$7,419	$7,654	(3.1)
Regional passenger	1,731	1,699	1.9
Cargo	171	180	(5.1)
Other	1,273	1,173	8.5

Total operating revenues	$10,594	$10,706	(1.1)

Total operating revenues in the third quarter of 2016 decreased $112 million, or 1.1%, from the 2015 period. Our mainline and regional TRASM was 14.73 cents in the third quarter of 2016, a 2.2% decrease as compared to 15.06 cents in the 2015 period. Mainline and regional passenger revenues declined $203 million, or 2.2%, as compared to the 2015 period driven by competitive capacity growth, continued macroeconomic softness outside of the United States and foreign currency weakness. The decline in mainline and regional passenger revenues was offset in part by an increase in other revenue primarily due to revenue generated from our new co-branded credit card agreements effective in the third quarter of 2016. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $7.4 billion in the third quarter of 2016 as compared to $7.7 billion in the 2015 period. Mainline RPM’s decreased 2.2% as mainline capacity, as measured by ASMs, increased 0.5%, resulting in a 2.2 point decrease in load factor to 83.9%. Mainline passenger yield decreased 0.9% to 13.87 cents in the third quarter of 2016 from 14.00 cents in the 2015 period. Mainline PRASM decreased 3.5% to 11.64 cents in the third quarter of 2016 from 12.06 cents in the 2015 period.

•

Regional passenger revenues were $1.7 billion in each of the third quarters of 2016 and 2015. Regional RPM’s increased 4.0% as regional capacity, as measured by ASMs, increased 6.9%, resulting in a 2.2 point decrease in load factor to 79.0%. Regional passenger yield decreased 2.0% to 26.85 cents in the third quarter of 2016 from 27.40 cents in the 2015 period. Regional PRASM decreased 4.7% to 21.21 cents in the third quarter of 2016 from 22.25 cents in the 2015 period.

•	Cargo revenue decreased $9 million, or 5.1%, in the third quarter of 2016 from the 2015 period driven primarily by a decrease in domestic and international freight yields.

•	Other revenue increased $100 million, or 8.5%, in the third quarter of 2016 from the 2015 period primarily due to new co-branded credit card agreements effective in the third quarter of 2016.

Operating Expenses

	Three Months Ended September 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,393	$1,593	(12.6)
Salaries, wages and benefits	2,772	2,404	15.3
Maintenance, materials and repairs	481	456	5.3
Other rent and landing fees	463	432	7.2
Aircraft rent	299	308	(3.0)
Selling expenses	347	366	(5.0)
Depreciation and amortization	399	336	18.6
Special items, net	289	163	77.8
Other	1,182	1,131	4.5

Total mainline operating expenses	7,625	7,189	6.1
Regional expenses:
Fuel	303	310	(2.4)
Other	1,235	1,208	2.3

Total regional operating expenses	1,538	1,518	1.3

Total operating expenses	$9,163	$8,707	5.2

Total operating expenses were $9.2 billion in the third quarter of 2016, an increase of $456 million, or 5.2%, from the 2015 period. The increase in operating expenses was primarily driven by higher salaries, wages and benefits driven by new labor contracts and the addition of an employee profit sharing program effective January 1, 2016. See detailed explanations below relating to the other changes in operating costs.

Mainline CASM

Our mainline CASM increased 0.63 cents, or 5.6%, from 11.33 cents in the third quarter of 2015 to 11.96 cents in the third quarter of 2016. Excluding special items and fuel, our mainline CASM increased 0.76 cents, or 8.9%, from 8.56 cents in the third quarter of 2015 to 9.32 cents in the third quarter of 2016, while mainline capacity increased 0.5%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items and fuel for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Percent Increase (Decrease)
	2016	2015
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.18	2.51	(13.0)
Salaries, wages and benefits	4.35	3.79	14.8
Maintenance, materials and repairs	0.75	0.72	4.8
Other rent and landing fees	0.73	0.68	6.7
Aircraft rent	0.47	0.49	(3.4)
Selling expenses	0.54	0.58	(5.5)
Depreciation and amortization	0.63	0.53	18.1
Special items, net	0.45	0.26	77.0
Other	1.85	1.78	4.0

Total mainline CASM	11.96	11.33	5.6
Special items, net	(0.45)	(0.26)	77.0
Aircraft fuel and related taxes	(2.18)	(2.51)	(13.0)

Mainline CASM, excluding special items and fuel (1)	9.32	8.56	8.9

(1)

We believe that the presentation of mainline CASM excluding fuel is useful to investors because both the cost and availability of fuel are subject to many economic and political factors beyond our control, and the exclusion of special items provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and that is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items and fuel to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline CASM are as follows:

•	Aircraft fuel and related taxes per ASM decreased 13.0% primarily due to a 12.4% decrease in the average price per gallon of fuel to $1.46 in the third quarter of 2016 from $1.67 in the 2015 period.

•

Salaries, wages and benefits per ASM increased 14.8% primarily due to increased costs associated with new labor contracts and the addition of an employee profit sharing program effective January 1, 2016. During the third quarter of 2016, we accrued $86 million for this profit sharing program.

•	Other rent and landing fees per ASM increased 6.7% and was primarily driven by rate increases at certain airports in the third quarter of 2016 as compared to the 2015 period.

•	Selling expenses per ASM decreased 5.5% primarily due to lower revenues in the third quarter of 2016, resulting in lower commissions and credit card fees.

•	Depreciation and amortization per ASM increased 18.1% primarily due to new purchased aircraft deliveries since the end of the third quarter of 2015 in connection with our fleet renewal program.

Regional Operating Expenses

Total regional expenses increased $20 million, or 1.3%, in the third quarter of 2016 from the 2015 period. The period-over-period increase was primarily due to a $27 million increase in other regional operating expenses, offset in part by a $7 million decrease in fuel costs. The average price per gallon of fuel decreased 7.3% to $1.55 in the third quarter of 2016 from $1.67 in the 2015 period, on a 5.3% increase in consumption. The increase in other regional operating expenses was principally due to increased regional capacity. See Note 10 to AAG’s condensed consolidated financial statements in Part I, Item 1A for more detail on regional operating expenses.

Nonoperating Income (Expense)

	Three Months Ended September 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Interest income	$16	$10	70.6
Interest expense, net of capitalized interest	(250)	(219)	14.3
Other, net	(8)	(81)	(90.3)

Total nonoperating expense, net	$(242)	$(290)	(16.8)

Our short-term investments in each period consisted of highly liquid investments which provided nominal returns.

Interest expense, net of capitalized interest increased $31 million in the third quarter of 2016 as compared to the 2015 period primarily due to issuances of $4.1 billion in aircraft related financings since the end of the third quarter of 2015.

Other nonoperating expense, net in the third quarter of 2016 included $7 million of foreign currency losses.

Other nonoperating expense, net in the third quarter of 2015 included $62 million of foreign currency losses and $21 million in special charges primarily related to non-cash write offs of unamortized debt discount and debt issuance costs associated with the purchase and subsequent remarketing of certain special facility revenue bonds. The foreign currency losses in the 2015 period were driven primarily by the strengthening of the U.S. dollar in foreign currency transactions relative to other currencies, principally in Latin American and European markets, including a 30% decrease in the value of the Brazilian real and a 4% decrease in the value of the British pound.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Operating Revenues

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline passenger	$21,192	$22,298	(5.0)
Regional passenger	5,040	4,910	2.7
Cargo	506	568	(10.9)
Other	3,653	3,584	1.9

Total operating revenues	$30,391	$31,360	(3.1)

Total operating revenues in the first nine months of 2016 decreased $969 million, or 3.1%, from the 2015 period primarily due to a decline in mainline and regional passenger revenues driven by competitive capacity growth, continued macroeconomic softness outside of the United States and foreign currency weakness. Our mainline and regional TRASM was 14.63 cents in the first nine months of 2016, a 5.2% decrease as compared to 15.43 cents in the 2015 period. Significant changes in the components of operating revenues are as follows:

•

Mainline passenger revenues were $21.2 billion in the first nine months of 2016 as compared to $22.3 billion in the 2015 period. Mainline RPM’s increased 0.3% as mainline capacity, as measured by ASMs, increased 1.5%, resulting in a 1.0 point decrease in load factor to 82.4%. Mainline passenger yield decreased 5.3% to 13.98 cents in the first nine months of 2016 from 14.75 cents in the 2015 period. Mainline PRASM decreased 6.4% to 11.52 cents in the first nine months of 2016 from 12.30 cents in the 2015 period.

•

Regional passenger revenues were $5.0 billion in the first nine months of 2016 as compared to $4.9 billion in the 2015 period. Regional RPM’s increased 3.8% as regional capacity, as measured by ASMs, increased 7.7%, resulting in a 2.9 point decrease in load factor to 77.5%. Regional passenger yield decreased 1.1% to 27.38 cents in the first nine months of 2016 from 27.69 cents in the 2015 period. Regional PRASM decreased 4.7% to 21.23 cents in the first nine months of 2016 from 22.27 cents in the 2015 period.

•	Cargo revenue decreased $62 million, or 10.9%, in the first nine months of 2016 from the 2015 period driven primarily by a decrease in domestic and international freight yields.

Operating Expenses

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$3,736	$4,912	(23.9)
Salaries, wages and benefits	8,094	7,141	13.4
Maintenance, materials and repairs	1,352	1,452	(6.9)
Other rent and landing fees	1,342	1,290	4.0
Aircraft rent	908	941	(3.6)
Selling expenses	990	1,051	(5.9)
Depreciation and amortization	1,128	1,013	11.4
Special items, net	450	610	(26.3)
Other	3,386	3,278	3.3

Total mainline operating expenses	21,386	21,688	(1.4)
Regional expenses:
Fuel	801	970	(17.4)
Other	3,687	3,566	3.4

Total regional operating expenses	4,488	4,536	(1.1)

Total operating expenses	$25,874	$26,224	(1.3)

Total operating expenses were $25.9 billion in the first nine months of 2016, a decrease of $350 million, or 1.3%, from the 2015 period. The decrease in operating expenses was primarily driven by lower aircraft fuel costs, offset in part by higher salaries, wages and benefits driven by new labor contracts and the addition of an employee profit sharing program effective January 1, 2016. See detailed explanations below relating to other changes in operating costs.

Mainline CASM

Our mainline CASM decreased 0.35 cents, or 2.9%, from 11.97 cents in the first nine months of 2015 to 11.62 cents in the first nine months of 2016. Excluding special items and aircraft fuel and related taxes, our mainline CASM increased 0.43 cents, or 4.8%, from 8.92 cents in the first nine months of 2015 to 9.35 cents in the first nine months of 2016, while mainline capacity increased 1.5%.

The table below sets forth the major components of our total mainline CASM and our mainline CASM excluding special items and fuel for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015
	(In cents, except percentage changes)
Mainline CASM:
Aircraft fuel and related taxes	2.03	2.71	(25.1)
Salaries, wages and benefits	4.40	3.94	11.7
Maintenance, materials and repairs	0.73	0.80	(8.3)
Other rent and landing fees	0.73	0.71	2.5
Aircraft rent	0.49	0.52	(5.0)
Selling expenses	0.54	0.58	(7.3)
Depreciation and amortization	0.61	0.56	9.7
Special items, net	0.24	0.34	(27.4)
Other	1.84	1.81	1.8

Total mainline CASM	11.62	11.97	(2.9)
Special items, net	(0.24)	(0.34)	(27.4)
Aircraft fuel and related taxes	(2.03)	(2.71)	(25.1)

Mainline CASM, excluding special items and fuel (1)	9.35	8.92	4.8

(1)

We believe that the presentation of mainline CASM excluding fuel is useful to investors because both the cost and availability of fuel are subject to many economic and political factors beyond our control, and the exclusion of special items provides investors the ability to measure financial performance in a way that is more indicative of our ongoing performance and that is more comparable to measures reported by other major airlines. Management uses mainline CASM excluding special items and fuel to evaluate our operating performance. Amounts may not recalculate due to rounding.

Significant changes in the components of mainline CASM are as follows:

•

Aircraft fuel and related taxes per ASM decreased 25.1% primarily due to a 24.0% decrease in the average price per gallon of fuel to $1.36 in the first nine months of 2016 from $1.80 in the 2015 period.

•

Salaries, wages and benefits per ASM increased 11.7% primarily due to increased costs associated with new labor contracts and the addition of an employee profit sharing program effective January 1, 2016. During the first nine months of 2016, we accrued $257 million for this profit sharing program.

•

Maintenance, materials and repairs per ASM decreased 8.3% and was primarily driven by fewer engine overhauls due to the timing of maintenance cycles in the first nine months of 2016 as compared to the 2015 period.

•	Aircraft rent per ASM decreased 5.0% and was primarily due to expirations and early exiting of aircraft leases, driven by our fleet renewal program.

•	Selling expenses per ASM decreased 7.3% primarily due to lower revenues in the first nine months of 2016, resulting in lower commissions and credit card fees.

•	Depreciation and amortization per ASM increased 9.7% primarily due to new purchased aircraft deliveries since the end of the third quarter of 2015 in connection with our fleet renewal program.

Regional Operating Expenses

Total regional expenses decreased $48 million, or 1.1%, in the first nine months of 2016 from the 2015 period. The period-over-period decrease was primarily due to a $169 million decrease in fuel costs, offset in part by a $121 million increase in other regional operating expenses. The average price per gallon of fuel decreased 21.6% to $1.42 in the first nine months of 2016 from $1.81 in the 2015 period, on a 5.4% increase in consumption. The increase in other regional operating expenses was principally due to increased regional capacity. See Note 10 to AAG’s condensed consolidated financial statements in Part I, Item 1A for more detail on regional operating expenses.

Nonoperating Income (Expense)

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Interest income	$45	$29	54.9
Interest expense, net of capitalized interest	(738)	(651)	13.2
Other, net	(25)	(143)	(82.2)

Total nonoperating expense, net	$(718)	$(765)	(6.2)

Our short-term investments in each period consisted of highly liquid investments which provided nominal returns.

Interest expense, net of capitalized interest increased $87 million in the first nine months of 2016 as compared to the 2015 period primarily due to issuances of $4.1 billion in aircraft related financings since the end of the third quarter of 2015.

Other nonoperating expense, net in the first nine months of 2016 included $36 million in special charges related to non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees in connection with a bond refinancing, offset in part by $19 million of foreign currency gains. The foreign currency gains were driven primarily by the weakening of the U.S. dollar relative to other currencies, principally the Brazilian real, which appreciated 19% in the first nine months of 2016.

Other nonoperating expense, net in the first nine months of 2015 included $144 million of foreign currency losses driven primarily by the strengthening of the U.S. dollar in foreign currency transactions relative to other currencies, principally in Latin American and European markets, including a 50% decrease in the value of the Brazilian real, an 8% decrease in the value of the Euro and a 2% decrease in the value of the British pound.

American’s Results of Operations

On December 30, 2015, in order to simplify AAG’s internal corporate structure and as part of the integration efforts following the business combination of AAG and US Airways Group, US Airways merged with and into American, with American as the surviving corporation. As a result of the merger of US Airways and American, US Airways transferred all of its assets, liabilities and off-balance sheet commitments to American. For financial reporting purposes, this transaction constituted a transfer of assets between entities under common control and was accounted for at historical cost. As a result, American’s condensed consolidated financial statements as well as this management’s discussion and analysis of financial condition and results of operations in this Quarterly Report on Form 10-Q (unless otherwise indicated) are presented as though the transaction had occurred on December 9, 2013, when a subsidiary of AMR merged with and into US Airways Group, which represents the earliest date that American and US Airways were under common control. Thus, all periods presented below in American’s Results of Operations are comprised of the financial data of American and US Airways.

American realized pre-tax income of $1.2 billion and $1.7 billion in the third quarters of 2016 and 2015, respectively. Excluding the effects of net special charges, American recognized pre-tax income of $1.5 billion and $1.9 billion in the third quarters of 2016 and 2015, respectively.

American realized pre-tax income of $3.9 billion and $4.4 billion in the first nine months of 2016 and 2015, respectively. Excluding the effects of net special charges, American recognized pre-tax income of $4.4 billion and $5.1 billion in the first nine months of 2016 and 2015, respectively.

American’s 2016 third quarter and first nine months results on both a GAAP basis and excluding net special charges were impacted by a decline in revenues driven by lower yields and travel demand. In addition, our results were impacted by higher salaries, wages and benefits associated with new labor contracts and the addition of an employee profit sharing program. These impacts were offset in part by a year-over-year decline in fuel prices.

The table below details American’s pre-tax and net income excluding special items (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pre-tax income	$1,223	$1,738	$3,886	$4,408
Pre-tax special items:
Mainline operating special charges, net (1)	289	163	450	610
Regional operating special charges, net	3	2	11	11
Nonoperating special charges, net (2)	—	21	36	24

Total pre-tax special items	292	186	497	645

Pre-tax income excluding special items	$1,515	$1,924	$4,383	$5,053

Net income	$758	$1,723	$2,441	$4,369
Total special items:
Total pre-tax special items	292	186	497	645
Income tax special charges, net	—	6	—	22
Net tax effect of special items (3)	(98)	—	(188)	—

Total special items	194	192	309	667

Net income excluding special items	$952	$1,915	$2,750	$5,036

(1)

The 2016 third quarter mainline operating special items totaled a net charge of $289 million, which principally included $225 million of merger integration expenses and a $39 million net charge for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. The 2016 nine month period mainline operating special items totaled a net charge of $450 million, which principally included $467 million of merger integration expenses, offset in part by a $22 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations. For the 2016 third quarter and nine month periods, merger integration expenses included costs related to re-branding of aircraft, airport facilities and uniforms, information technology, alignment of labor union contracts, fleet restructuring, professional fees, relocation and training, as well as severance.

The 2015 third quarter mainline operating special items totaled a net charge of $163 million, which principally included $198 million of merger integration expenses and a $38 million charge in connection with the dissolution of a joint venture. These charges were offset in part by a $66 million credit related to proceeds received from a legal settlement. The 2015 nine month period mainline operating special items totaled a net charge of $610 million, which principally included $741 million of merger integration expenses and a $38 million charge in connection with the dissolution of a joint venture. These charges were offset in part by a $75 million net credit for bankruptcy related items principally consisting of fair value adjustments for bankruptcy settlement obligations and a $66 million credit related to proceeds received from a legal settlement. For the 2015 third quarter and nine month periods, merger integration expenses included costs related to information technology, fleet restructuring, alignment of labor union contracts, professional fees, severance, relocation and training, re-branding of aircraft, airport facilities and uniforms, as well as share-based compensation.

(2)

In connection with a bond refinancing, American recorded a $36 million nonoperating special charge in the 2016 nine month period related to non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees.

The 2015 third quarter nonoperating special items totaled a net charge of $21 million, which was primarily due to non-cash write offs of unamortized debt discount and debt issuance costs associated with the purchase and subsequent remarketing of certain special facility revenue bonds. The 2015 nine month period nonoperating special items totaled a net charge of $24 million, which principally included $41 million in charges primarily related to non-cash write offs of unamortized debt discount and debt issuance costs associated with refinancing American’s secured term loan facilities, prepayments of certain aircraft financings and the purchase and subsequent remarketing of certain special facility revenue bonds. These charges were offset in part by a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank.

(3)

In the 2015 periods, there was no net tax effect associated with special items. During the 2015 periods, American’s net deferred tax asset, which includes its NOLs, was subject to a full valuation allowance. Accordingly, American’s NOLs offset its taxable income and resulted in the release of a corresponding portion of valuation allowance, which offset the tax provision dollar for dollar.

Income Taxes

At December 31, 2015, American had approximately $8.8 billion of gross NOL Carryforwards to reduce future federal taxable income, substantially all of which are expected to be available for use in 2016. American is a member of AAG’s consolidated federal and certain state income tax returns. The amount of federal NOL Carryforwards available in those returns is $8.0 billion, substantially all of which is expected to be available for use in 2016. The federal NOL Carryforwards will expire beginning in 2022 if unused. American also had approximately $3.7 billion of NOL Carryforwards to reduce future state taxable income at December 31, 2015, which will expire in years 2016 through 2034 if unused. American’s ability to deduct its NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 where an “ownership change” has occurred. American experienced an ownership change in connection with its emergence from bankruptcy in 2013. The general limitation rules of Section 382 for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. American elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.5 billion (with $7.3 billion of unlimited NOL remaining at December 31, 2015) of its federal NOL Carryforwards to be utilized without regard to the Section 382 annual limitation rules. Substantially all of American’s remaining federal NOL Carryforwards are subject to limitation under Section 382; however, American’s ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes. American’s ability to utilize any new NOL Carryforwards arising after the 2013 ownership changes is not affected by the annual limitation rules imposed by Section 382 unless another ownership change occurs.

At December 31, 2015, American had an Alternative Minimum Tax credit carryforward of approximately $458 million available for federal income tax purposes, which is available for an indefinite period.

In connection with the preparation of American’s financial statements for the fourth quarter of 2015, management determined that it was more likely than not that substantially all of its deferred tax assets, which include its NOLs, would be realized. Accordingly, American reversed $3.5 billion of the valuation allowance as of December 31, 2015.

In the first nine months of 2016, American recorded income tax expense with an effective rate of approximately 38%, which is substantially non-cash as American utilized the NOLs described above. For purposes of taxation, substantially all of American’s income before income taxes is attributable to the United States.

Following the filing of AAG’s 2015 annual tax return in the third quarter of 2016, federal NOLs, substantially all of which are expected to be available to reduce future federal taxable income in 2016 and future years, increased by $2.4 billion. The increase in the federal NOLs is attributable to the election to take bonus depreciation on eligible assets (primarily aircraft) in the 2015 federal income tax return.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Operating Revenues

	Three Months Ended September 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline passenger	$7,419	$7,654	(3.1)
Regional passenger	1,731	1,699	1.9
Cargo	171	180	(5.1)
Other	1,368	1,200	14.0

Total operating revenues	$10,689	$10,733	(0.4)

Total operating revenues in the third quarter of 2016 decreased $44 million, or 0.4%, from the 2015 period. Mainline and regional passenger revenues declined $203 million, or 2.2%, as compared to the 2015 period driven by competitive capacity growth, continued macroeconomic softness outside of the United States and foreign currency weakness. The decline in mainline and regional passenger revenues was offset in part by an increase in other revenue primarily due to revenue generated from the new co-branded credit card agreements effective in the third quarter of 2016. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues decreased $235 million, or 3.1%, in the third quarter of 2016 from the 2015 period due to a decrease in yield and RPMs.

•	Regional passenger revenues increased $32 million, or 1.9%, in the third quarter of 2016 from the 2015 period due to higher RPMs, offset in part by a decrease in yield.

•	Cargo revenue decreased $9 million, or 5.1%, in the third quarter of 2016 from the 2015 period driven primarily by a decrease in domestic and international freight yields.

•	Other revenue increased $168 million, or 14.0%, in the third quarter of 2016 from the 2015 period primarily due to new co-branded credit card agreements effective in the third quarter of 2016.

Operating Expenses

	Three Months Ended September 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$1,393	$1,593	(12.6)
Salaries, wages and benefits	2,770	2,402	15.3
Maintenance, materials and repairs	481	456	5.3
Other rent and landing fees	463	432	7.2
Aircraft rent	299	308	(3.0)
Selling expenses	347	366	(5.0)
Depreciation and amortization	399	336	18.6
Special items, net	289	163	77.8
Other	1,184	1,133	4.6

Total mainline operating expenses	7,625	7,189	6.1
Regional expenses:
Fuel	303	310	(2.4)
Other	1,329	1,231	7.9

Total regional operating expenses	1,632	1,541	5.9

Total operating expenses	$9,257	$8,730	6.0

Total operating expenses in the third quarter of 2016 increased $527 million, or 6.0%, from the 2015 period. Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased $200 million, or 12.6%, in the third quarter of 2016 from the 2015 period primarily due to a decrease in the average price per gallon of fuel.

•

Salaries, wages and benefits increased $368 million, or 15.3%, in the third quarter of 2016 from the 2015 period primarily due to increased costs associated with new labor contracts and the addition of an employee profit sharing program effective January 1, 2016. During the third quarter of 2016, American accrued $86 million for this profit sharing program.

•	Other rent and landing fees increased $31 million, or 7.2%, and was primarily driven by rate increases at certain airports in the third quarter of 2016 as compared to the 2015 period.

•	Selling expenses decreased $19 million, or 5.0%, primarily due to lower revenues in the third quarter of 2016, resulting in lower commissions and credit card fees.

•

Depreciation and amortization increased $63 million, or 18.6%, primarily due to new purchased aircraft deliveries since the end of the third quarter of 2015 in connection with American’s fleet renewal program.

Regional Operating Expenses

Total regional expenses increased $91 million, or 5.9%, in the third quarter of 2016 from the 2015 period. The period-over-period increase was primarily due to a $98 million increase in other regional operating expenses principally due to increased flying under capacity purchase agreements, offset in part by a $7 million decrease in fuel costs due to a decrease in the average price per gallon of fuel. See Note 8 to American’s condensed consolidated financial statements in Part I, Item 1B for more detail on regional operating expenses.

Nonoperating Income (Expense)

	Three Months Ended September 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Interest income	$28	$13	nm
Interest expense, net of capitalized interest	(229)	(197)	16.3
Other, net	(8)	(81)	(89.8)

Total nonoperating expense, net	$(209)	$(265)	(21.2)

American’s short-term investments in each period consisted of highly liquid investments which provided nominal returns.

Interest expense, net of capitalized interest increased $32 million in the third quarter of 2016 as compared to the 2015 period primarily due to issuances of $4.1 billion in aircraft related financings since the end of the third quarter of 2015.

Other nonoperating expense, net in the third quarter of 2016 included $7 million of foreign currency losses.

Other nonoperating expense, net in the third quarter of 2015 included $62 million of foreign currency losses and $21 million in special charges primarily related to non-cash write offs of unamortized debt discount and debt issuance costs associated with the purchase and subsequent remarketing of certain special facility revenue bonds. The foreign currency losses in the 2015 period were driven primarily by the strengthening of the U.S. dollar in foreign currency transactions relative to other currencies, principally in Latin American and European markets, including a 30% decrease in the value of the Brazilian real and a 4% decrease in the value of the British pound.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Operating Revenues

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Mainline passenger	$21,192	$22,298	(5.0)
Regional passenger	5,040	4,910	2.7
Cargo	506	568	(10.9)
Other	3,897	3,647	6.8

Total operating revenues	$30,635	$31,423	(2.5)

Total operating revenues in the first nine months of 2016 decreased $788 million, or 2.5%, from the 2015 period primarily due to a decline in mainline and regional passenger revenues driven by competitive capacity growth, continued macroeconomic softness outside of the United States and foreign currency weakness. Significant changes in the components of operating revenues are as follows:

•	Mainline passenger revenues decreased $1.1 billion, or 5.0%, in the first nine months of 2016 from the 2015 period due to a decrease in yield.

•	Regional passenger revenues increased $130 million, or 2.7%, in the first nine months of 2016 from the 2015 period due to higher RPMs, offset in part by a decrease in yield.

•	Cargo revenue decreased $62 million, or 10.9%, in the first nine months of 2016 from the 2015 period driven primarily by a decrease in domestic and international freight yields.

Operating Expenses

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Aircraft fuel and related taxes	$3,736	$4,912	(23.9)
Salaries, wages and benefits	8,087	7,134	13.4
Maintenance, materials and repairs	1,352	1,452	(6.9)
Other rent and landing fees	1,342	1,290	4.0
Aircraft rent	908	941	(3.6)
Selling expenses	990	1,051	(5.9)
Depreciation and amortization	1,128	1,013	11.4
Special items, net	450	610	(26.3)
Other	3,391	3,281	3.4

Total mainline operating expenses	21,384	21,684	(1.4)
Regional expenses:
Fuel	801	970	(17.4)
Other	3,937	3,644	8.0

Total regional operating expenses	4,738	4,614	2.7

Total operating expenses	$26,122	$26,298	(0.7)

Total operating expenses in the first nine months of 2016 decreased $176 million, or 0.7%, from the 2015 period. Significant changes in the components of mainline operating expenses are as follows:

•	Aircraft fuel and related taxes decreased $1.2 billion, or 23.9%, in the first nine months of 2016 from the 2015 period primarily due to a decrease in the average price per gallon of fuel.

•

Salaries, wages and benefits increased $953 million, or 13.4%, in the first nine months of 2016 from the 2015 period primarily due to increased costs associated with new labor contracts and the addition of an employee profit sharing program effective January 1, 2016. During the first nine months of 2016, American accrued $257 million for this profit sharing program.

•

Maintenance, materials and repairs decreased $100 million, or 6.9%, and was primarily driven by fewer engine overhauls due to the timing of maintenance cycles in the first nine months of 2016 as compared to the 2015 period.

•	Aircraft rent decreased $33 million, or 3.6%, and was primarily due to expirations and early exiting of aircraft leases, driven by American’s fleet renewal program.

•

Selling expenses decreased $61 million, or 5.9%, in the first nine months of 2016 from the 2015 period primarily due to lower revenues in the first nine months of 2016, resulting in lower commissions and credit card fees.

•

Depreciation and amortization increased $115 million, or 11.4%, primarily due to new purchased aircraft deliveries since the end of the third quarter of 2015 in connection with American’s fleet renewal program.

Regional Operating Expenses

Total regional expenses increased $124 million, or 2.7%, in the first nine months of 2016 from the 2015 period. The period-over-period increase was primarily due to a $293 million increase in other regional operating expenses principally due to increased flying under capacity purchase agreements, offset in part by a $169 million decrease in fuel costs due to a decrease in the average price per gallon of fuel. See Note 8 to American’s condensed consolidated financial statements in Part I, Item 1B for more detail on regional operating expenses.

Nonoperating Income (Expense)

	Nine Months Ended September 30,		Percent Increase (Decrease)
	2016	2015
	(In millions, except percentage changes)
Interest income	$74	$36	nm
Interest expense, net of capitalized interest	(674)	(587)	14.7
Other, net	(27)	(166)	(83.7)

Total nonoperating expense, net	$(627)	$(717)	(12.6)

American’s short-term investments in each period consisted of highly liquid investments which provided nominal returns.

Interest expense, net of capitalized interest increased $87 million in the first nine months of 2016 as compared to the 2015 period primarily due to issuances of $4.1 billion in aircraft related financings since the end of the third quarter of 2015.

Other nonoperating expense, net in the first nine months of 2016 included $36 million in special charges related to non-cash write offs of unamortized bond discounts and issuance costs as well as payments of redemption premiums and fees in connection with a bond refinancing, offset in part by $19 million of foreign currency gains. The foreign currency gains were driven primarily by the weakening of the U.S. dollar relative to other currencies, principally the Brazilian real, which appreciated 19% in the first nine months of 2016.

Other nonoperating expense, net in the first nine months of 2015 included $143 million of foreign currency losses and a net $24 million in special charges, which principally included $41 million in charges primarily related to non-cash write offs of unamortized debt discount and debt issuance costs associated with refinancing American’s secured term loan facilities, prepayments of certain aircraft financings and the purchase and subsequent remarketing of certain special facility revenue bonds. These charges were offset in part by a $17 million early debt extinguishment gain associated with the repayment of American’s AAdvantage loan with Citibank. The foreign currency losses were driven primarily by the strengthening of the U.S. dollar in foreign currency transactions relative to other currencies, principally in Latin American and European markets, including a 50% decrease in the value of the Brazilian real, an 8% decrease in the value of the Euro and a 2% decrease in the value of the British pound.

Liquidity and Capital Resources

Liquidity

As of September 30, 2016, AAG had approximately $9.2 billion in total available liquidity and $635 million in restricted cash and short-term investments. Additional detail of our available liquidity is provided in the table below (in millions):

	AAG		American
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Cash	$381	$390	$372	$364
Short-term investments	6,374	5,864	6,371	5,862
Undrawn revolver capacity	2,425	2,425	2,425	2,425

Total available liquidity	$9,180	$8,679	$9,168	$8,651

Generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our cash and short-term investments located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part II, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

Share Repurchase Programs

Since July 2014, our Board of Directors has approved several share repurchase programs aggregating $9.0 billion of authority of which, as of September 30, 2016, $555 million remained unused under repurchase programs that expire on December 31, 2017. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. Any such repurchases will be made from time to time subject to market and economic conditions, applicable legal requirements and other relevant factors. Our share repurchase programs do not obligate us to repurchase any specific number of shares and may be suspended at any time at our discretion.

During the three months ended September 30, 2016, we repurchased 18.2 million shares of AAG common stock for $616 million at a weighted average cost per share of $33.87. During the nine months ended September 30, 2016, we repurchased 107.7 million shares of AAG common stock for $3.9 billion at a weighted average cost per share of $35.87. Since the inception of the share repurchase programs in July 2014, we have repurchased 216.2 million shares of AAG common stock for $8.4 billion at a weighted average cost per share of $39.06.

Cash Dividends Paid

Our Board of Directors declared the following cash dividends during the first nine months of 2016:

Period	Per share	For stockholders of record as of	Payable on	Cash paid (millions)
First Quarter	$0.10	February 10, 2016	February 24, 2016	$61
Second Quarter	$0.10	May 4, 2016	May 18, 2016	58
Third Quarter	$0.10	August 5, 2016	August 19, 2016	53

Total				$172

In October 2016, we announced that our Board of Directors had declared a $0.10 per share dividend for stockholders of record on November 7, 2016, and payable on November 21, 2016.

Any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion.

Sources and Uses of Cash

AAG and American

Operating Activities

AAG’s net cash provided by operating activities was $5.9 billion and $6.0 billion for the first nine months of 2016 and 2015, respectively. While AAG’s profitability was lower in the 2016 period as compared to the same period in 2015, cash provided by operating activities remained relatively flat on a year-over-year basis due to favorable changes in working capital primarily driven by certain payments related to our new co-branded credit card agreements effective in the third quarter of 2016.

American’s net cash provided by operating activities was $1.8 billion and $3.9 billion for the first nine months of 2016 and 2015, respectively, a period-over-period decrease of $2.1 billion. The decline in operating cash flows was primarily due to American’s increased cash funding of AAG’s share repurchases and dividend payments in the 2016 period. In addition, American received the proceeds of the $500 million senior notes issued by AAG during the first quarter of 2015, which also contributed to the period-over-period decline in operating cash flows.

Investing Activities

Net cash used in investing activities was $4.6 billion and $6.0 billion for the first nine months of 2016 and 2015, respectively, for both AAG and American.

AAG and American’s principal investing activities in the 2016 period included expenditures of $4.3 billion and $4.2 billion, respectively, for property and equipment, consisting primarily of the purchase of newly delivered aircraft including 19 Airbus A321 aircraft, 18 Bombardier CRJ900 aircraft, 18 Embraer 175 aircraft, 15 Boeing 737-800 aircraft, five Boeing 787 family aircraft and two Boeing 777 aircraft, as well as $491 million in net purchases of short-term investments.

AAG and American’s principal investing activities in the 2015 period each included expenditures of $4.6 billion for property and equipment, consisting primarily of the purchase of newly delivered aircraft including 24 Airbus A321 aircraft, 15 Embraer 175 aircraft, 14 Bombardier CRJ900 aircraft, 12 Boeing 737-800 aircraft, 11 Boeing 787 aircraft, seven Airbus A319 aircraft and one Boeing 777 aircraft, the purchase of five Boeing 757 aircraft previously being leased, as well as $1.6 billion in net purchases of short-term investments.

Financing Activities

AAG’s net cash used in financing activities was $1.3 billion for the first nine months of 2016 as compared to $33 million provided by financing activities for the first nine months of 2015. American’s net cash provided by financing activities was $2.8 billion and $2.2 billion for the first nine months of 2016 and 2015, respectively.

AAG and American’s principal financing activities in the 2016 period each included proceeds of $5.4 billion from the issuance of debt, primarily including the $2.1 billion issuance of enhanced equipment trust certifications (EETCs) by American, $1.0 billion provided under the 2016 Term Loan Facility, the $844 million issuance of special facility revenue refunding bonds related to John F. Kennedy International Airport (JFK) and an additional $1.4 billion borrowed in connection with the financing of certain aircraft. These cash inflows were offset in part by debt repayments of $2.5 billion by AAG and American, primarily including the repayment of approximately $588 million in remaining principal of the 2013 Citicorp Credit Facility Tranche B-2 and the refunding of approximately $1.0 billion of special facility revenue bonds related to JFK. In addition, AAG had cash outflows of $3.9 billion in share repurchases and $172 million in dividend payments.

AAG and American’s principal financing activities in the 2015 period included proceeds from the issuance of debt of $4.5 billion and $4.0 billion, respectively, primarily including the $2.3 billion issuance of EETCs by American and the $500 million issuance of 4.625% senior notes by AAG. These cash inflows were offset in part by debt repayments of $1.8 billion by AAG and American, including the $400 million repayment of American’s AAdvantage loan with Citibank. In addition, AAG had cash outflows of $2.4 billion in share repurchases and $206 million in dividend payments.

Commitments

Significant Indebtedness

As of September 30, 2016, AAG and American had $23.6 billion and $21.8 billion, respectively, in long-term debt and capital leases (including current maturities of $1.8 billion each). During the nine months ended September 30, 2016, there have been no material changes in our significant indebtedness as discussed in our 2015 Form 10-K, except for our new 2016 Credit Facilities, the repayment of the 2013 Citicorp Credit Facility Tranche B-2, the refinancing of certain special facility revenue bonds related to JFK, the amendment of the 2014 Credit Facilities to reduce the applicable interest rate margins, and new aircraft related indebtedness. See Note 5 to AAG’s condensed consolidated financial statements in Part I, Item 1A and Note 3 to American’s condensed consolidated financial statements in Part I, Item 1B for all indebtedness as of September 30, 2016, as well as 2016 financing activities.

Collateral Related Covenants

Certain of our debt financing agreements contain loan to value ratio covenants and require us to annually appraise the related collateral. Pursuant to such agreements, if the loan to value ratio exceeds a specified threshold, we are required, as applicable, to pledge additional qualifying collateral (which in some cases may include cash collateral), or pay down such financing, in whole or in part. We were in compliance with the collateral coverage tests for the 2013 Credit Facilities, 2013 Citicorp Credit Facility, the 2014 Credit Facilities and the 2016 Credit Facilities as of the most recent measurement dates.

Credit Ratings

The following table details our credit ratings as of September 30, 2016:

	S&P Local Issuer Credit Rating	Fitch Issuer Default Credit Rating	Moody’s Corporate Family Rating
AAG	BB-	BB-	Ba3
American	BB-	BB-	*

*	The credit agency does not rate this category for the respective entity.

A decrease in our credit ratings could cause our borrowing costs to increase, which would increase our interest expense and could affect our net income, and our credit ratings could adversely affect our ability to obtain additional financing. If our financial performance or industry conditions worsen, we may face future downgrades, which could negatively impact our borrowing costs and the prices of our equity or debt securities. In addition, any downgrade of our credit ratings may indicate a decline in our business and in our ability to satisfy our obligations under our indebtedness. See Part II, Item 1A. Risk Factors – “Increased costs of financing, a reduction in the availability of financing and fluctuations in interest rates could adversely affect our liquidity, results of operations and financial condition” for additional discussion.

Aircraft and Engine Purchase Commitments

As of September 30, 2016, we have definitive purchase agreements with Airbus, Boeing and Embraer for the acquisition of the following mainline and regional aircraft:

	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter	Total
Airbus
A320 Family	6	20	—	—	—	—	26
A320neo Family	—	—	—	25	25	50	100
A350 XWB	—	—	2	5	5	10	22

Boeing
737-800	5	20	—	—	—	—	25
737 MAX Family	—	4	16	20	20	40	100
787 Family	3	13	8	—	—	—	24

Embraer
ERJ175 (1)	6	12	—	—	—	—	18

Total	20	69	26	50	50	100	315

(1)	These aircraft may be operated by wholly-owned subsidiaries or leased to third-party regional carriers which would operate the aircraft under capacity purchase arrangements.

We also have agreements for 48 spare engines to be delivered in 2016 and beyond. Under all of our aircraft and engine purchase agreements, our total future commitments as of September 30, 2016 are expected to be as follows (in millions):

	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter	Total
Payments for the above aircraft commitments and certain engines (1)	$1,089	$4,060	$2,196	$3,119	$3,138	$5,512	$19,114

(1)

These amounts are net of purchase deposits currently held by the manufacturers and include all commitments for regional aircraft. American has granted a security interest in its purchase deposits with Boeing. Our purchase deposits held by all manufacturers totaled $1.1 billion as of September 30, 2016.

In July 2016, we amended our purchase agreement with Airbus, the principal purpose of which was to revise the delivery schedule of the A350s, and such revised delivery schedule is reflected in the table and future payment schedule above. Prior to the effectiveness of the amendment, the delivery schedule for the A350s was four in 2017, 10 in 2018, six in 2019 and two in 2020.

As of September 30, 2016, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 19 Airbus A320 family aircraft in 2017, 12 Boeing 787 family aircraft in 2017, ten Boeing 737-800 aircraft in 2017 and four Boeing 737 MAX family aircraft in 2017. In addition, we do not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2018 and beyond. See Part II, Item 1A. Risk Factors – “We will need to obtain sufficient financing or other capital to operate successfully.”

Labor Agreements

In March 2016, we reached a tentative agreement with the Transport Workers Union (TWU) for a new five-year joint collective bargaining agreement applicable to dispatchers and operational specialists, which was ratified by TWU membership in April 2016 and provides immediate and significant pay increases.

In August 2016, we reached an interim agreement with the Transport Workers Union International Association of Machinists & Aerospace Workers (TWU-IAM) to move approximately 35,000 maintenance, fleet service, stores and planner employees represented by the TWU-IAM to new pay rates and to provide additional flexibility in assigning work to these employees. This new interim agreement provides immediate and significant pay increases and does not constitute a new joint collective bargaining agreement, and negotiations for such an agreement will continue.

In September 2016, we reached a tentative agreement with the TWU-IAM on a new joint collective bargaining agreement applicable to flight simulator engineers, which is subject to ratification by the TWU-IAM membership.

In October 2016, we reached a tentative agreement with the TWU on a new joint collective bargaining agreement applicable to flight crew training instructors and simulator instructors, which is subject to ratification by the TWU membership.

Co-branded Credit Card Agreements

In July 2016, American, Citi, Barclaycard US and MasterCard announced new agreements relating to American’s co-branded credit card program. Under the new arrangements, American will partner with two banks to provide co-branded credit cards. Citi and Barclaycard US will both issue AAdvantage co-branded credit cards commencing in January 2017. American also announced a new exclusive partnership and direct relationship with MasterCard. All new AAdvantage co-branded credit cards will be affiliated with MasterCard going forward. Consistent with our prior co-branded credit card agreements, we are accounting for these new agreements in accordance with Accounting Standards Update 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements” as disclosed in our critical accounting policies and the consolidated financial statements and accompanying notes contained in our 2015 Form 10-K.

Republic Capacity Purchase Agreement

Republic Airways Holdings Inc. (Republic), commenced a Chapter 11 bankruptcy case on February 25, 2016. As part of Republic’s restructuring process and with bankruptcy court approval, in September 2016 we entered into an amendment to our contractual relationship with Republic, that, among other things, provided for the reduction in the number of aircraft operated by Republic on our behalf to 76 E175 aircraft (a reduction of 20 E170 and nine E175 aircraft). In addition, we have reached a settlement with Republic which, if approved by the bankruptcy court, would allow an unsecured claim on behalf of American in the amount of $250 million, to compensate us for losses and damages that we incurred under the existing contract with Republic. It is not possible, at this point, however, to quantify the value of a recovery on such claim. See Part II, Item 1A. Risk Factors – “If we encounter problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services” for additional discussion.

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

There have been no material changes in our off-balance sheet arrangements as discussed in our 2015 Form 10-K.

AAG Contractual Obligations

The following table provides details of our future cash contractual obligations as of September 30, 2016:

	Payments Due by Period
	Remainder of 2016	2017	2018	2019	2020	2021 and Thereafter	Total
American
Debt and capital lease obligations (1), (3)	$322	$1,853	$1,891	$2,885	$3,342	$11,483	$21,776
Interest obligations (2), (3)	209	864	788	683	562	1,699	4,805
Commitments for aircraft and engine purchases (4)	1,089	4,060	2,196	3,119	3,138	5,512	19,114
Operating lease commitments (5)	500	2,253	2,013	1,799	1,615	4,919	13,099
Regional capacity purchase agreements (6)	385	1,547	1,256	998	984	3,407	8,577
Minimum pension obligations (7)	—	—	164	1,205	902	4,199	6,470
Retiree medical and other purchase obligations	156	453	322	212	123	371	1,637

Total American Contractual Obligations	$2,661	$11,030	$8,630	$10,901	$10,666	$31,590	$75,478

AAG and Other AAG Subsidiaries
Debt and capital lease obligations (1)	$—	$—	$500	$750	$506	$24	$1,780
Interest obligations (2)	37	97	82	67	14	9	306
Operating lease commitments	2	9	6	1	—	—	18

Total AAG Contractual Obligations	$2,700	$11,136	$9,218	$11,719	$11,186	$31,623	$77,582

(1)	Amounts represent contractual amounts due. Excludes $200 million and $13 million of unamortized debt discount and debt issuance costs as of September 30, 2016 for American and AAG, respectively.
(2)	For variable-rate debt, future interest obligations are estimated using the current forward rates at September 30, 2016.
(3)

Includes $10.4 billion of future principal payments and $2.6 billion of future interest payments, respectively, as of September 30, 2016, related to EETC notes associated with mortgage financings for the purchase of certain aircraft.

(4)	See Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – “Liquidity and Capital Resources” for additional information about these obligations.
(5)	Includes $1.5 billion of future minimum lease payments related to EETC leverage leased financings of certain aircraft as of September 30, 2016.
(6)

Represents minimum payments under capacity purchase agreements with third-party regional carriers. These commitments are estimates of costs based on assumed minimum levels of flying under the capacity purchase agreements and our actual payments could differ materially.

(7)

Includes minimum pension contributions based on actuarially determined estimates and other postretirement benefit payments and is based on estimated payments through 2025. We are required to make minimum contributions to our defined benefit pension plans under the minimum funding requirements of the Employee Retirement Income Security Act of 1974 and various other laws. Based on our current funding assumptions, we have no minimum required contributions until 2018. Currently, our minimum funding obligation for our pension plans is subject to favorable temporary funding rules that are scheduled to expire at the end of 2017. Our pension funding obligations are likely to increase materially following expiration of the temporary funding rules, when we will be required to make contributions relating to the 2018 fiscal year. The amount of these obligations will depend on the performance of our investments held in trust by the pension plans, interest rates for determining liabilities and our actuarial experience.

Capital Raising Activity and Other Possible Actions

In light of our significant financial commitments related to, among other things, new aircraft, the servicing and amortization of existing debt and equipment leasing arrangements, as well as future pension funding obligations, we and our subsidiaries will regularly consider, and enter into negotiations related to, capital raising activity, which may include the entry into leasing transactions and future issuances of secured or unsecured debt obligations or additional equity securities in public or private offerings or otherwise. The cash available from operations and these sources, however, may not be sufficient to cover cash contractual obligations because economic factors may reduce the amount of cash generated by operations or increase costs. For instance, an economic downturn or general global instability caused by military actions, terrorism, disease outbreaks or natural disasters could reduce the demand for air travel, which would reduce the amount of cash generated by operations. An increase in costs, either due to an increase in borrowing costs caused by a reduction in credit ratings or a general increase in interest rates, or due to an increase in the cost of fuel, maintenance, or aircraft, aircraft engines or parts, could decrease the amount of cash available to cover cash contractual obligations. Moreover, the 2013 Credit Facilities, the 2014 Credit Facilities, the 2013 Citicorp Credit Facility, the 2016 Credit Facilities and certain of our other financing arrangements contain significant minimum cash balance requirements. As a result, we cannot use all of our available cash to fund operations, capital expenditures and cash obligations without violating these requirements.

In the past, we have from time to time refinanced, redeemed or repurchased our debt and taken other steps to reduce or otherwise manage the aggregate amount and cost of our debt or lease obligations or otherwise improve our balance sheet. Going forward, depending on market conditions, our cash position and other considerations, we may continue to take such actions.

Our Board of Directors, has from time to time authorized programs to repurchase shares of our common stock, and may authorize additional share repurchase programs in the future.

Critical Accounting Policies and Estimates

In the third quarter of 2016, there were no changes to our critical accounting policies and estimates from those disclosed in the consolidated financial statements and accompanying notes contained in our 2015 Form 10-K.

Recent Accounting Pronouncements

See Note 1 to AAG’s condensed consolidated financial statements in Part I, Item 1A and Note 1 to American’s condensed consolidated financial statements in Part I, Item 1B for further information on recent accounting pronouncements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

AAG and American’s Market Risk Sensitive Instruments and Positions

Our primary market risk exposures include the price of aircraft fuel, foreign currency exchange rates and interest rate risk. Our exposure to these market risks has not changed materially from our exposure discussed in our 2015 10-K except as updated below.

Aircraft Fuel

As of September 30, 2016, we did not have any fuel hedging contracts outstanding to hedge our fuel consumption. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices. Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. Our 2016 forecasted mainline and regional fuel consumption is presently approximately 4.3 billion gallons, and based on this forecast, a one cent per gallon increase in aviation fuel price would result in a $43 million increase in annual expense.

Foreign Currency

We are exposed to the effect of foreign exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated operating revenues and expenses. Our largest exposure comes from the British pound, Euro, Canadian dollar and various Latin American currencies, primarily the Brazilian real. We do not currently have a foreign currency hedge program.

Generally, fluctuations in foreign currencies, including devaluations, cannot be predicted by us and can significantly affect the value of our assets located outside the United States. These conditions, as well as any further delays, devaluations or imposition of more stringent repatriation restrictions, may materially adversely affect our business, results of operations and financial condition. See Part II, Item 1A. Risk Factors – “We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control” for additional discussion of this and other currency risks.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC. An evaluation of the effectiveness of AAG’s and American’s disclosure controls and procedures as of September 30, 2016 was performed under the supervision and with the participation of AAG’s and American’s management, including AAG’s and American’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based on that evaluation, AAG’s and American’s management, including AAG’s and American’s CEO and CFO, concluded that AAG’s and American’s disclosure controls and procedures were effective as of September 30, 2016.

Changes in Internal Control over Financial Reporting

On December 9, 2013, AAG acquired US Airways Group and its subsidiaries. We are in the process of integrating policies, processes, people, technology and operations for the post-Merger combined company, and we will continue to evaluate the impact of any related changes to our internal control over financial reporting. Except for any changes in internal controls related to the integration of US Airways Group and its subsidiaries into the post-Merger combined company, including the related adoption of common financial reporting and internal control practices for the combined company and associated updates and improvements to the combined control environment, during the quarter ended September 30, 2016, there has been no change in AAG’s or American’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, AAG’s and American’s internal control over financial reporting.

Limitation on the Effectiveness of Controls

We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the CEO and CFO of AAG and American believe that our disclosure controls and procedures were effective at the “reasonable assurance” level as of September 30, 2016.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Chapter 11 Cases. On November 29, 2011, AMR, American, and certain of AMR’s other direct and indirect domestic subsidiaries (the Debtors) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the Bankruptcy Court). On October 21, 2013, the Bankruptcy Court entered an order approving and confirming the Debtors’ fourth amended joint plan of reorganization (as amended, the Plan). On the Effective Date, December 9, 2013, the Debtors consummated their reorganization pursuant to the Plan and completed the Merger.

Pursuant to rulings of the Bankruptcy Court, the Plan established the Disputed Claims Reserve to hold shares of AAG common stock reserved for issuance to disputed claimholders at the Effective Date that ultimately become holders of allowed “Single-Dip” unsecured claims. As of September 30, 2016, there were approximately 25.2 million shares of AAG common stock remaining in the Disputed Claims Reserve. As disputed claims are resolved, the claimants will receive distributions of shares from the Disputed Claims Reserve on the same basis as if such distributions had been made on or about the Effective Date. However, we are not required to distribute additional shares above the limits contemplated by the Plan, even if the shares remaining for distribution are not sufficient to fully pay any additional allowed unsecured claims. To the extent that any of the reserved shares remain undistributed upon resolution of all remaining disputed claims, such shares will not be returned to us but rather will be distributed to former AMR stockholders as of the Effective Date.

There is also pending in the Bankruptcy Court an adversary proceeding relating to an action brought by American to seek a determination that certain non-pension, postemployment benefits are not vested benefits and thus may be modified or terminated without liability to American. On April 18, 2014, the Bankruptcy Court granted American’s motion for summary judgment with respect to certain non-union employees, concluding that their benefits were not vested and could be terminated. The summary judgment motion was denied with respect to all other retirees. The Bankruptcy Court has not yet scheduled a trial on the merits concerning whether those retirees’ benefits are vested, and American cannot predict whether it will receive relief from obligations to provide benefits to any of those retirees. Our financial statements presently reflect these retirement programs without giving effect to any modification or termination of benefits that may ultimately be implemented based upon the outcome of this proceeding.

DOJ Antitrust Civil Investigative Demand. In June 2015, we received a Civil Investigative Demand (CID) from the United States Department of Justice (DOJ) as part of an investigation into whether there have been illegal agreements or coordination of air passenger capacity. The CID seeks documents and other information from us, and other airlines have announced that they have received similar requests. We are cooperating fully with the DOJ investigation. In addition, subsequent to announcement of the delivery of CIDs by the DOJ, we, along with Delta Air Lines, Inc., Southwest Airlines Co., United Airlines, Inc. and, in the case of litigation filed in Canada, Air Canada, have been named as defendants in approximately 100 putative class action lawsuits alleging unlawful agreements with respect to air passenger capacity. The U.S. lawsuits were the subject of multiple motions to consolidate them in a single forum, and they have now been consolidated in the Federal District Court for the District of Columbia. The airline defendants have moved to dismiss all claims in the class actions. Both the DOJ investigation and these lawsuits are in their very early stages and we intend to defend the lawsuits vigorously.

Private Party Antitrust Action. On July 2, 2013, a lawsuit captioned Carolyn Fjord, et al., v. US Airways Group, Inc., et al., was filed in the United States District Court for the Northern District of California. The complaint named as defendants US Airways Group and US Airways, and alleged that the effect of the Merger may be to substantially lessen competition or tend to create a monopoly in violation of Section 7 of the Clayton Antitrust Act. The relief sought in the complaint included an injunction against the Merger, or divestiture. On August 6, 2013, the plaintiffs re-filed their complaint in the Bankruptcy Court, adding AMR and American as defendants, and on October 2, 2013, dismissed the initial California action. On November 27, 2013, the Bankruptcy Court denied plaintiffs’ motion to preliminarily enjoin the Merger. On August 19, 2015, after three previous largely unsuccessful attempts to amend their complaint, plaintiffs filed a fourth motion for leave to file an amended and supplemental complaint to add a claim for damages and demand for jury trial, as well as claims similar to those in the putative class action lawsuits regarding air passenger capacity. Thereafter, plaintiffs filed a request with the Judicial Panel on Multidistrict Litigation (JPML) to consolidate the Fjord matter with the putative class action lawsuits. The JPML denied that request on October 15, 2015 and plaintiffs’ request for further relief from the JPML was denied on February 4, 2016. Accordingly, the parties will continue to litigate the matter in Bankruptcy Court; a jointly proposed schedule for the remainder of the case was submitted on September 7, 2016, which has not yet been accepted by the court. We believe this lawsuit is without merit and intend to vigorously defend against the allegations.

DOJ Investigation Related to the United States Postal Service. In April 2015, the DOJ informed us of an inquiry regarding American’s 2009 and 2011 contracts with the United States Postal Service for the international transportation of mail by air. In October 2015, we received a CID from the DOJ seeking certain information relating to these contracts and the DOJ has also sought information concerning certain of the airlines that transport mail on a codeshare basis. The DOJ has indicated it is investigating potential violations of the False Claims Act or other statutes. We are cooperating fully with the DOJ investigation.

General. In addition to the specifically identified legal proceedings, we and our subsidiaries are also engaged in other legal proceedings from time to time. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Therefore, although we will vigorously defend ourselves in each of the actions described above and such other legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain but could be material. See Part II, Item 1A. Risk Factors – “We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity” for additional discussion.

ITEM 1A.	RISK FACTORS

Below are certain risk factors that may affect our business, results of operations and financial condition, or the trading price of our common stock or other securities. We caution the reader that these risk factors may not be exhaustive. We operate in a continually changing business environment, and new risks and uncertainties emerge from time to time. Management cannot predict such new risks and uncertainties, nor can it assess the extent to which any of the risk factors below or any such new risks and uncertainties, or any combination thereof, may impact our business.

Risks Relating to AAG and Industry-Related Risks

We could experience significant operating losses in the future.

For a number of reasons, including those addressed in these risk factors, we might fail to maintain profitability and might experience significant losses. In particular, the condition of the economy, the level and volatility of fuel prices, the state of travel demand and intense competition in the airline industry have had, and will continue to have, an impact on our operating results, and may increase the risk that we will experience losses.

Downturns in economic conditions adversely affect our business.

Due to the discretionary nature of business and leisure travel spending, airline industry revenues are heavily influenced by the condition of the U.S. economy and economies in other regions of the world. Unfavorable conditions in these broader economies have resulted, and may result in the future, in decreased passenger demand for air travel and changes in booking practices, both of which in turn have had, and may have in the future, a strong negative effect on our revenues. In addition, during challenging economic times, actions by our competitors to increase their revenues can have an adverse impact on our revenues. See “The airline industry is intensely competitive and dynamic” below. Certain labor agreements to which we are a party limit our ability to reduce the number of aircraft in operation, and the utilization of such aircraft, below certain levels. As a result, we may not be able to optimize the number of aircraft in operation in response to a decrease in passenger demand for air travel.

Our business is dependent on the price and availability of aircraft fuel. Continued periods of high volatility in fuel costs, increased fuel prices and significant disruptions in the supply of aircraft fuel could have a significant negative impact on our operating results and liquidity.

Our operating results are materially impacted by changes in the availability, price volatility and cost of aircraft fuel, which represents one of the largest single cost items in our business. Jet fuel market prices have fluctuated substantially over the past several years and prices continue to be highly volatile.

Because of the amount of fuel needed to operate our business, even a relatively small increase or decrease in the price of fuel can have a material effect on our operating results and liquidity. Due to the competitive nature of the airline industry and unpredictability of the market, we can offer no assurance that we may be able to increase our fares, impose fuel surcharges or otherwise increase revenues sufficiently to offset fuel price increases. Similarly, we cannot predict the effect or the actions of our competitors if the current low fuel prices remain in place for a significant period of time.

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

Our aviation fuel purchase contracts generally do not provide meaningful price protection against increases in fuel costs. Prior to the closing of the Merger, we sought to manage the risk of fuel price increases by using derivative contracts. As of September 30, 2016, we did not have any fuel hedging contracts outstanding. As such, and assuming we do not enter into any future transactions to hedge our fuel consumption, we will continue to be fully exposed to fluctuations in fuel prices.

Our current policy is not to enter into transactions to hedge our fuel consumption, although we review that policy from time to time based on market conditions and other factors. If in the future we enter into derivative contracts to hedge our fuel consumption, there can be no assurance that, at any given time, we will have derivatives in place to provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts. To the extent we use derivative contracts that have the potential to create an obligation to pay upon settlement if prices decline significantly, such derivative contracts may limit our ability to benefit from lower fuel costs in the future. Also, a rapid decline in the projected price of fuel at a time when we have fuel hedging contracts in place could adversely impact our short-term liquidity, because hedge counterparties could require that we post collateral in the form of cash or letters of credit. See also the discussion in Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk – “AAG and American’s Market Risk Sensitive Instruments and Positions – Aircraft Fuel.”

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

Low-cost carriers, including so-called ultra-low-cost carriers, have a profound impact on industry revenues. Using the advantage of low unit costs, these carriers offer lower fares in order to shift demand from larger, more established airlines and represent significant competitors, particularly for customers who fly infrequently and are price sensitive and tend not to be loyal to any one particular carrier. Some low-cost carriers, which have cost structures lower than ours, have better recent financial performance and have announced growth strategies including commitments to acquire significant numbers of aircraft for delivery in the next few years. These low-cost carriers are expected to continue to increase their market share through growth and, potentially, consolidation, and could continue to have an impact on our revenues and overall performance. For example, as a result of divestitures completed in connection with gaining regulatory approval for the Merger, low-fare, low-cost carriers have gained additional access in a number of markets, including Ronald Reagan Washington National Airport (DCA), a slot-controlled airport. The actions of the low-cost carriers, including those described above, could have a material adverse effect on our operations and financial performance.

Our presence in international markets is not as extensive as that of some of our competitors. We derived approximately 30% of our operating revenues in 2015 from operations outside of the U.S., as measured and reported to the DOT. In providing international air transportation, we compete to provide scheduled passenger and cargo service between the U.S. and various overseas locations with U.S. airlines, foreign investor-owned airlines, and foreign state-owned or state-affiliated airlines, including carriers based in the Middle East, the three largest of which we believe benefit from significant government subsidies. Our international service exposes us to foreign economies and the potential for reduced demand, such as we have recently experienced in Brazil and Venezuela, when any foreign countries we serve suffer adverse local economic conditions. In addition, open skies agreements with an increasing number of countries around the world provide international airlines with open access to U.S. markets. See “Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.”

Certain airline alliances have been, or may in the future be, granted immunity from antitrust regulations by governmental authorities for specific areas of cooperation, such as joint pricing decisions. To the extent alliances formed by our competitors can undertake activities that are not available to us, our ability to effectively compete may be hindered. Our ability to attract and retain customers is dependent upon, among other things, our ability to offer our customers convenient access to desired markets. Our business could be adversely affected if we are unable to maintain or obtain alliance and marketing relationships with other air carriers in desired markets.

We are party to antitrust-immunized cooperation agreements with British Airways, Iberia, Finnair, Royal Jordanian, Japan Airlines, LAN Airlines and LAN Peru. As part of the antitrust-immunized relationships, we have also established joint business agreements (JBAs) with British Airways, Iberia, and Finnair, and separately with Japan Airlines. We have signed a revised JBA with Qantas Airways and have applied for antitrust immunity with the DOT for the revised relationship, which application is still pending before the DOT. In addition, we have signed JBAs with certain air carriers of the LATAM Airlines Group and have applied for approval in the relevant jurisdictions affected by such agreements, which applications are still pending before the relevant regulators. No assurances can be given as to any benefits that we may derive from such arrangements or any other arrangements that may ultimately be implemented.

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

The Merger involved the combination of two companies that operated as independent public companies prior to the Merger, and each of which operated its own international network airline. Historically, the integration of separate airlines has often proven to be more time consuming and to require more resources than initially estimated. Although we received a single operating certificate from the FAA for American and US Airways on April 8, 2015, implemented a single integrated reservation system on October 17, 2015 and merged American and US Airways on December 30, 2015, we must continue to devote significant management attention and resources to integrating our business practices, cultures and operations. Potential difficulties we may encounter as part of the integration process include the following:

•	the inability to successfully combine our businesses in a manner that permits us to achieve the synergies and other benefits anticipated to result from the Merger;

•

the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, aircraft fleets, networks, and other assets (including, for example, our flight operations systems and technology which supports human resources functions) in a manner that minimizes any adverse impact on customers, suppliers, employees, and other constituencies;

•

the effects of divestitures and other operational commitments entered into in connection with the settlement of the litigation brought by the Department of Justice (DOJ) and certain states prior to the closing of the Merger, including those involving Dallas Love Field Airport and DCA;

•	the challenge of forming and maintaining an effective and cohesive management team;

•	the diversion of the attention of our management and other key employees;

•	the challenge of integrating workforces while maintaining focus on providing consistent, high quality customer service and running an efficient operation;

•

the risks relating to integrating various computer, communications and other technology systems that will be necessary to operate American and US Airways as a single airline and to achieve cost synergies by eliminating redundancies in the businesses;

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

Accordingly, we may not be able to realize the contemplated benefits of the Merger fully, or it may take longer and cost more than expected to realize such benefits.

Ongoing data security compliance requirements could increase our costs, and any significant data breach could disrupt our operations and harm our reputation, business, results of operations and financial condition.

Our business requires the appropriate and secure utilization of customer, employee, business partner and other sensitive information. We cannot be certain that advances in criminal capabilities (including cyber-attacks or cyber intrusions over the Internet, malware, computer viruses and the like), discovery of new vulnerabilities or attempts to exploit existing vulnerabilities in our systems, other data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology protecting the networks that access and store sensitive information. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad (particularly in the European Union (EU)), including requirements for varying levels of customer notification in the event of a data breach.

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

A significant data security breach or our failure to comply with applicable U.S. or foreign data security regulations or other data security standards may expose us to litigation, claims for contract breach, fines, sanctions or other penalties, which could disrupt our operations, harm our reputation and materially and adversely affect our business, results of operations and financial condition. Failure to address these issues appropriately could also give rise to additional legal risks, which, in turn, could increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur further related costs and expenses.

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

We have significant amounts of indebtedness and other obligations, including pension obligations, obligations to make future payments on flight equipment and property leases, and substantial non-cancelable obligations under aircraft and related spare engine purchase agreements. Moreover, currently a substantial portion of our assets are pledged to secure our indebtedness. Our substantial indebtedness and other obligations could have important consequences. For example, they:

•	may make it more difficult for us to satisfy our obligations under our indebtedness;

•

may limit our ability to obtain additional funding for working capital, capital expenditures, acquisitions, investments, integration costs, and general corporate purposes, and adversely affect the terms on which such funding can be obtained;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness and other obligations, thereby reducing the funds available for other purposes;

•	make us more vulnerable to economic downturns, industry conditions and catastrophic external events;

•

limit our ability to respond to business opportunities and to withstand operating risks that are customary in the industry, particularly relative to competitors with lower relative levels of financial leverage; and

•	contain restrictive covenants that could:

•	limit our ability to merge, consolidate, sell assets, incur additional indebtedness, issue preferred stock, make investments and pay dividends;

•

significantly constrain our ability to respond, or respond quickly, to unexpected disruptions in our own operations, the U.S. or global economies, or the businesses in which we operate, or to take advantage of opportunities that would improve our business, operations, or competitive position versus other airlines;

•	limit our ability to withstand competitive pressures and reduce our flexibility in responding to changing business and economic conditions; and

•	result in an event of default under our indebtedness.

We will need to obtain sufficient financing or other capital to operate successfully.

Our business plan contemplates significant investments in modernizing our fleet and integrating the American and US Airways businesses. Significant capital resources will be required to execute this plan. We estimate that, based on our commitments as of September 30, 2016, our planned aggregate expenditures for aircraft purchase commitments and certain engines on a consolidated basis for calendar years 2016-2020 would be approximately $13.6 billion. Accordingly, we will need substantial financing or other capital resources. In addition, as of the date of this report, we had not secured financing commitments for some of the aircraft that we have on order, and we cannot be assured of the availability or cost of that financing. In particular, as of September 30, 2016, we did not have financing commitments for the following aircraft currently on order and scheduled to be delivered through 2017: 19 Airbus A320 family aircraft in 2017, 12 Boeing 787 family aircraft in 2017, ten Boeing 737-800 aircraft in 2017 and four Boeing 737 MAX family aircraft in 2017. In addition, we do not have financing commitments in place for substantially all aircraft currently on order and scheduled to be delivered in 2018 and beyond. The number of aircraft for which we do not have financing may change as we exercise purchase options or otherwise change our purchase and delivery schedules. If we are unable to arrange financing for such aircraft at customary advance rates and on terms and conditions acceptable to us, we may need to use cash from operations or cash on hand to purchase such aircraft or may seek to negotiate deferrals for such aircraft with the aircraft manufacturers. Depending on numerous factors, many of which are out of our control, such as the state of the domestic and global economies, the capital and credit markets’ view of our prospects and the airline industry in general, and the general availability of debt and equity capital at the time we seek capital, the financing or other capital resources that we will need may not be available to us, or may only be available on onerous terms and conditions. There can be no assurance that we will be successful in obtaining financing or other needed sources of capital to operate successfully. An inability to obtain necessary financing on acceptable terms would have a material adverse impact on our business, results of operations and financial condition.

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

Further, a substantial portion of our indebtedness bears interest at fluctuating interest rates, primarily based on the London interbank offered rate for deposits of U.S. dollars (LIBOR). LIBOR tends to fluctuate based on general economic conditions, general interest rates, rates set by the Federal Reserve and other central banks, and the supply of and demand for credit in the London interbank market. We have not hedged our interest rate exposure with respect to our floating rate debt. Accordingly, our interest expense for any particular period will fluctuate based on LIBOR and other variable interest rates. To the extent these interest rates increase, our interest expense will increase, in which event we may have difficulties making interest payments and funding our other fixed costs, and our available cash flow for general corporate requirements may be adversely affected. See also the discussion of interest rate risk in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk – “AAG’s Market Risk Sensitive Instruments and Positions – Interest” and “American’s Market Risk Sensitive Instruments and Positions – Interest” in our 2015 Form 10-K.

Our high level of fixed obligations may limit our ability to fund general corporate requirements and obtain additional financing, may limit our flexibility in responding to competitive developments and cause our business to be vulnerable to adverse economic and industry conditions.

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

We have significant pension and other postretirement benefit funding obligations, which may adversely affect our liquidity, results of operations and financial condition.

Our pension funding obligations are significant. The amount of these obligations will depend on the performance of investments held in trust by the pension plans, interest rates for determining liabilities and actuarial experience. Currently, our minimum funding obligation for our pension plans is subject to favorable temporary funding rules that are scheduled to expire at the end of 2017. Our pension funding obligations are likely to increase materially beginning in 2019, when we will be required to make contributions relating to the 2018 fiscal year. In addition, we may have significant obligations for other postretirement benefits, the ultimate amount of which depends on, among other things, the outcome of an adversary proceeding related to retiree medical and life insurance obligations filed in the Chapter 11 Cases.

Any failure to comply with the covenants contained in our financing arrangements may have a material adverse effect on our business, results of operations and financial condition.

The terms of the $1.9 billion term loan facility and the $1.4 billion revolving credit facility provided for by the credit and guaranty agreement, entered into June 27, 2013 between AAG, American and certain lenders (as amended and restated on May 21, 2015 and as otherwise amended, the “2013 Credit Facilities”), the $1.6 billion term loan facility entered into on May 23, 2013 between American and AAG and certain lenders (as amended, the “2013 Citicorp Credit Facility”), the $750 million term loan facility and the $1.0 billion revolving credit facility entered into October 10, 2014 between AAG and American and certain lenders (as amended and restated on April 20, 2015 and as otherwise amended, the “2014 Credit Facilities”) and the Credit and Guaranty Agreement entered into on April 29, 2016, between AAG and American and certain lenders, which provides for a $1.0 billion term loan facility (the “2016 Term Loan Facility”) and a revolving credit facility that may be established in the future (the “2016 Revolving Credit Facility,” and together with the 2016 Term Loan Facility, the “2016 Credit Facilities”) require AAG and American to ensure that AAG and its restricted subsidiaries maintain consolidated unrestricted cash and cash equivalents and amounts available to be drawn under revolving credit facilities in an aggregate amount not less than $2.0 billion, and the 2013 Citicorp Credit Facility also requires AAG and the other obligors thereunder to hold not less than $750 million (subject to partial reductions upon certain reductions in the outstanding amount of the loan) of that amount in accounts subject to control agreements.

Our ability to comply with these liquidity covenants while paying the fixed costs associated with our contractual obligations and our other expenses, including significant pension and other postretirement funding obligations and cash transition costs associated with the Merger, will depend on our operating performance and cash flow, which are seasonal, as well as factors including fuel costs and general economic and political conditions.

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

We have agreements with companies that process customer credit card transactions for the sale of air travel and other services. These agreements allow these processing companies, under certain conditions (including, with respect to certain agreements, the failure of American to maintain certain levels of liquidity) to hold an amount of our cash (a holdback) equal to some or all of the advance ticket sales that have been processed by that company, but for which we have not yet provided the air transportation. We are not currently required to maintain any holdbacks pursuant to these requirements. These holdback requirements can be modified at the discretion of the processing companies upon the occurrence of specific events, including material adverse changes in our financial condition. An increase in the current holdbacks, up to and including 100% of relevant advanced ticket sales, could materially reduce our liquidity. Likewise, other of our commercial agreements contain provisions that allow other entities to impose less-favorable terms, including the acceleration of amounts due, in the event of material adverse changes in our financial condition.

Union disputes, employee strikes and other labor-related disruptions may adversely affect our operations.

Relations between air carriers and labor unions in the U.S. are governed by the Railway Labor Act (RLA). Under the RLA, collective bargaining agreements (CBAs) generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board (NMB). For the dates that the CBAs with our major work groups become amendable under the RLA, see Part I, Item 1. Business – “Employees and Labor Relations” in our 2015 Form 10-K.

In the case of a CBA that is amendable under the RLA, if no agreement is reached during direct negotiations between the parties, either party may request that the NMB appoint a federal mediator. The RLA prescribes no timetable for the direct negotiation and mediation processes, and it is not unusual for those processes to last for many months or even several years. If no agreement is reached in mediation, the NMB in its discretion may declare that an impasse exists and proffer binding arbitration to the parties. Either party may decline to submit to arbitration, and if arbitration is rejected by either party, a 30-day “cooling off” period commences. During or after that period, a Presidential Emergency Board (PEB) may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another 30-day “cooling off” period. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization may exercise “self-help,” such as a strike, which could materially adversely affect our business, results of operations and financial condition.

None of the unions representing our employees presently may lawfully engage in concerted refusals to work, such as strikes, slow-downs, sick-outs or other similar activity, against us. Nonetheless, there is a risk that disgruntled employees, either with or without union involvement, could engage in one or more concerted refusals to work that could individually or collectively harm the operation of our airline and impair our financial performance. See Part I, Item 1. Business – “Employees and Labor Relations” in our 2015 Form 10-K.

The inability to maintain labor costs at competitive levels would harm our financial performance.

Currently, we believe our labor costs are competitive relative to the other large network carriers. However, we cannot provide assurance that labor costs going forward will remain competitive because some of our agreements are amendable now and others may become amendable, competitors may significantly reduce their labor costs or we may agree to higher-cost provisions in our current or future labor negotiations, such as the employee profit sharing program we instituted effective January 1, 2016. As of December 31, 2015, approximately 82% of our employees were represented for collective bargaining purposes by labor unions. Some of our unions have brought and may continue to bring grievances to binding arbitration, including those related to wages. Unions may also bring court actions and may seek to compel us to engage in bargaining processes where we believe we have no such obligation. If successful, there is a risk these judicial or arbitral avenues could create material additional costs that we did not anticipate.

Interruptions or disruptions in service at one of our hub airports could have a material adverse impact on our operations.

We operate principally through hubs in Charlotte, Chicago, Dallas/Fort Worth, Los Angeles, Miami, New York, Philadelphia, Phoenix and Washington, D.C. Substantially all of our flights either originate in or fly into one of these locations. A significant interruption or disruption in service at one of our hubs resulting from air traffic control (ATC) delays, weather conditions, natural disasters, growth constraints, relations with third-party service providers, failure of computer systems, facility disruptions, labor relations, power supplies, fuel supplies, terrorist activities, or otherwise, could result in the cancellation or delay of a significant portion of our flights and, as a result, could have a severe impact on our business, results of operations and financial condition.

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

In addition, operations at four major domestic airports, certain smaller domestic airports and certain foreign airports served by us are regulated by governmental entities through the use of slots or similar regulatory mechanisms which limit the rights of carriers to conduct operations at those airports. Each slot represents the authorization to land at or take off from the particular airport during a specified time period and may have other operational restrictions as well. In the U.S., the FAA currently regulates the allocation of slots or slot exemptions at DCA and two New York City airports: John F. Kennedy International Airport and LaGuardia Airport (LGA). Our operations at these airports generally require the allocation of slots or similar regulatory authority. Similarly, our operations at international airports in Frankfurt, London Heathrow, Paris and other airports outside the U.S. are regulated by local slot authorities pursuant to the International Air Transport Association’s (IATA) Worldwide Scheduling Guidelines and applicable local law. We cannot provide any assurance that regulatory changes regarding the allocation of slots or similar regulatory authority will not have a material adverse impact on our operations.

In connection with the settlement of litigation relating to the Merger brought by the DOJ and certain states, we entered into settlement agreements that provide for certain asset divestitures including 52 slot pairs at DCA, 17 slot pairs at LGA and gates and related ground facilities necessary to operate those slot pairs, and two gates at each of Boston Logan International Airport, Chicago O’Hare International Airport, Dallas Love Field Airport, Los Angeles International Airport (LAX) and Miami International Airport. The settlement agreements also require us to maintain certain hub operations and continue to provide service to certain specified communities for limited periods of time. In addition, we entered into a related settlement with the DOT related to small community service from DCA. Further, as a consequence of the Merger clearance process in the EU, we made one pair of London Heathrow slots available for use by another carrier and, along with our JBA partners, we made one pair of London Heathrow slots available to competitors for use for up to six years in different markets.

Our ability to provide service can also be impaired at airports, such as Chicago O’Hare International Airport and LAX, where the airport gate and other facilities are inadequate to accommodate all of the service that we would like to provide, or airports such as Dallas Love Field Airport where we have no access to gates at all.

Any limitation on our ability to acquire or maintain adequate gates, ticketing facilities, operations areas, slots (where applicable), or office space could have a material adverse effect on our business, results of operations and financial condition.

If we encounter problems with any of our third-party regional operators or third-party service providers, our operations could be adversely affected by a resulting decline in revenue or negative public perception about our services.

A significant portion of our regional operations are conducted by third-party operators on our behalf, primarily under capacity purchase agreements. Due to our reliance on third parties to provide these essential services, we are subject to the risks of disruptions to their operations, which may result from many of the same risk factors disclosed in this report, such as the impact of adverse economic conditions, the inability of third parties to hire or retain necessary personnel, including in particular pilots, and other risk factors, such as an out-of-court or bankruptcy restructuring of any of our regional operators. For example, one of our significant third-party operators of regional capacity, Republic Airways Holdings Inc. (Republic), commenced a Chapter 11 bankruptcy case on February 25, 2016. As part of Republic’s restructuring process and with bankruptcy court approval, we entered into an amendment to our contractual relationship with Republic, that, among other things, provided for the reduction in the number of aircraft operated by Republic on our behalf to 76 E175 aircraft (a reduction of 20 E170 and nine E175 aircraft). In addition, we have reached a settlement with Republic which, if approved by the bankruptcy court, would allow an unsecured claim on behalf of American in the amount of $250 million, to compensate us for losses and damages that we incurred under the existing contract with Republic. It is not possible, at this point, however, to quantify the value of a recovery on such claim. We have taken various actions to mitigate the effects of this reduction in flying, including by adjusting our mainline schedule and seeking additional capacity from our wholly owned regional subsidiaries and other regional providers. We may also experience disruption to our regional operations if we terminate the capacity purchase agreement with one or more of our current operators and transition the services to another provider. As our regional segment provides revenues to us directly and indirectly (by providing flow traffic to our hubs), any significant disruption to our regional operations would have a material adverse effect on our business, results of operations and financial condition.

In addition, our reliance upon others to provide essential services on behalf of our operations may result in our relative inability to control the efficiency and timeliness of contract services. We have entered into agreements with contractors to provide various facilities and services required for our operations, including distribution and sale of airline seat inventory, provision of information technology and services, regional operations, aircraft maintenance, ground services and facilities, reservations and baggage handling. Similar agreements may be entered into in any new markets we decide to serve. These agreements are generally subject to termination after notice by the third-party service provider. We are also at risk should one of these service providers cease operations, and there is no guarantee that we could replace these providers on a timely basis with comparably priced providers, or at all. Volatility in fuel prices, disruptions to capital markets and adverse economic conditions in general have subjected certain of these third-party regional carriers to significant financial pressures, which have led to several bankruptcies among these carriers. Any material problems with the efficiency and timeliness of contract services, resulting from financial hardships or otherwise, could have a material adverse effect on our business, results of operations and financial condition.

We rely on third-party distribution channels and must manage effectively the costs, rights and functionality of these channels.

We rely on third-party distribution channels, including those provided by or through global distribution systems (GDSs) (e.g., Amadeus, Sabre and Travelport), conventional travel agents and online travel agents (OTAs) (e.g., Expedia, including its booking sites Orbitz and Travelocity, and The Priceline Group), to distribute a significant portion of our airline tickets, and we expect in the future to continue to rely on these channels and hope to expand their ability to distribute and collect revenues for ancillary products (e.g., fees for selective seating). These distribution channels are more expensive and at present have less functionality in respect of ancillary product offerings than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, increase our distribution flexibility and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. These imperatives may affect our relationships with GDSs and OTAs, including as consolidation of OTAs continues or is proposed to continue. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment or disruption in the distribution of our tickets could have a material adverse effect on our business, results of operations and financial condition.

Our business is subject to extensive government regulation, which may result in increases in our costs, disruptions to our operations, limits on our operating flexibility, reductions in the demand for air travel, and competitive disadvantages.

Airlines are subject to extensive domestic and international regulatory requirements. In the last several years, Congress has passed laws, and the DOT, the FAA, the U.S. Transportation Security Administration (TSA) and the Department of Homeland Security have issued a number of directives and other regulations, that affect the airline industry. These requirements impose substantial costs on us and restrict the ways we may conduct our business.

For example, the FAA from time to time issues directives and other regulations relating to the maintenance and operation of aircraft that require significant expenditures or operational restrictions. Our failure to timely comply with these requirements has in the past and may in the future result in fines and other enforcement actions by the FAA or other regulators. In the future, new regulatory requirements could have a material adverse effect on us and the industry.

DOT consumer rules that took effect in 2010 require procedures for customer handling during long onboard delays, further regulate airline interactions with passengers through the reservations process, at the airport, and onboard the aircraft, and require disclosures concerning airline fares and ancillary fees such as baggage fees. The DOT has been aggressively investigating alleged violations of these rules. Other DOT rules apply to post-ticket purchase price increases and an expansion of tarmac delay regulations to international airlines.

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

Any significant reduction in air traffic capacity at key airports in the U.S. or overseas could have a material adverse effect on our business, results of operations and financial condition. In addition, the ATC system is not successfully managing the growing demand for U.S. air travel. ATC towers are frequently understaffed in certain of our hubs, and air traffic controllers rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes. The ATC system’s inability to handle existing travel demand has led government agencies to implement short-term capacity constraints during peak travel periods in certain markets, resulting in delays and disruptions of air traffic. The outdated technologies also cause the ATC to be less resilient in the event of a failure. For example, in 2014 the ATC systems in Chicago took weeks to recover following a fire in the ATC tower at Chicago O’Hare International Airport, which resulted in thousands of cancelled flights.

On February 14, 2012, the FAA Modernization and Reform Act of 2012 was signed. The law provides funding for the FAA to rebuild its ATC system, including switching from radar to a GPS-based system. It is uncertain when any improvements to the efficiency of the ATC system will take effect. Failure to update the ATC system in a timely manner and the substantial funding requirements that may be imposed on airlines of a modernized ATC system may have a material adverse effect on our business.

The ability of U.S. airlines to operate international routes is subject to change because the applicable arrangements between the U.S. and foreign governments may be amended from time to time and appropriate slots or facilities may not be made available. We currently operate a number of international routes under government arrangements that limit the number of airlines permitted to operate on the route, the capacity of the airlines providing services on the route, or the number of airlines allowed access to particular airports. If an open skies policy were to be adopted for any of these routes, such an event could have a material adverse impact on us and could result in the impairment of material amounts of our related tangible and intangible assets. In addition, competition from revenue-sharing joint ventures, JBAs, and other alliance arrangements by and among other airlines could impair the value of our business and assets on the open skies routes. For example, the open skies air services agreement between the U.S. and the EU, which took effect in March 2008, provides airlines from the U.S. and EU member states open access to each other’s markets, with freedom of pricing and unlimited rights to fly from the U.S. to any airport in the EU, including London Heathrow Airport. As a result of the agreement, we face increased competition in these markets, including London Heathrow Airport.

The airline industry is heavily taxed.

The airline industry is subject to extensive government fees and taxation that negatively impact our revenue. The U.S. airline industry is one of the most heavily taxed of all industries. These fees and taxes have grown significantly in the past decade for domestic flights, and various U.S. fees and taxes also are assessed on international flights. For example, as permitted by federal legislation, most major U.S. airports impose a passenger facility charge per passenger on us. In addition, the governments of foreign countries in which we operate impose on U.S. airlines, including us, various fees and taxes, and these assessments have been increasing in number and amount in recent years. Moreover, we are obligated to collect a federal excise tax, commonly referred to as the “ticket tax,” on domestic and international air transportation. We collect the excise tax, along with certain other U.S. and foreign taxes and user fees on air transportation (such as passenger security fees), and pass along the collected amounts to the appropriate governmental agencies. Although these taxes are not operating expenses, they represent an additional cost to our customers. There are continuing efforts in Congress and in other countries to raise different portions of the various taxes, fees, and charges imposed on airlines and their passengers. Increases in such taxes, fees and charges could negatively impact our business, results of operations and financial condition.

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

We have a number of measures designed to increase revenue and offset costs. These measures include charging separately for services that had previously been included within the price of a ticket and increasing other pre-existing fees. We may introduce additional initiatives in the future; however, as time goes on, we expect that it will be more difficult to identify and implement additional initiatives. We cannot assure you that these measures or any future initiatives will be successful in increasing our revenues. Additionally, the implementation of these initiatives may create logistical challenges that could harm the operational performance of our airline. Also, any new and increased fees might reduce the demand for air travel on our airline or across the industry in general, particularly if weakened economic conditions make our customers more sensitive to increased travel costs or provide a significant competitive advantage to other carriers that determine not to institute similar charges.

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

Acts of terrorism or fear of such attacks, including elevated national threat warnings, wars or other military conflicts, may depress air travel, particularly on international routes, and cause declines in revenues and increases in costs. The attacks of September 11, 2001 and continuing terrorist threats, attacks and attempted attacks materially impacted and continue to impact air travel. Increased security procedures introduced at airports since the attacks of September 11, 2001 and any other such measures that may be introduced in the future generate higher operating costs for airlines. The Aviation and Transportation Security Act mandated improved flight deck security, deployment of federal air marshals on board flights, improved airport perimeter access security, airline crew security training, enhanced security screening of passengers, baggage, cargo, mail, employees and vendors, enhanced training and qualifications of security screening personnel, additional provision of passenger data to the U.S. Customs and Border Protection Agency and enhanced background checks. A concurrent increase in airport security charges and procedures, such as restrictions on carry-on baggage, has also had and may continue to have a disproportionate impact on short-haul travel, which constitutes a significant portion of our flying and revenue.

We operate a global business with international operations that are subject to economic and political instability and have been, and in the future may continue to be, adversely affected by numerous events, circumstances or government actions beyond our control.

We operate a global business with operations outside of the U.S. from which we derived approximately 30% of our operating revenues in 2015, as measured and reported to the DOT. Our current international activities and prospects have been and in the future could be adversely affected by reversals or delays in the opening of foreign markets, increased competition in international markets, exchange controls or other restrictions on repatriation of funds, currency and political risks (including changes in exchange rates and currency devaluations), environmental regulation, increases in taxes and fees and changes in international government regulation of our operations, including the inability to obtain or retain needed route authorities and/or slots. In particular, fluctuations in foreign currencies, including devaluations, exchange controls and other restrictions on the repatriation of funds, have significantly affected and may continue to significantly affect our operating performance, liquidity and the value of any cash held outside the U.S. in local currency.

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

The United Kingdom held a referendum on June 23, 2016 regarding its membership in the EU in which a majority of the United Kingdom electorate voted in favor of the British government taking the necessary action for the United Kingdom to leave the EU. At this time, it is not certain what steps will need to be taken to facilitate the United Kingdom’s exit from the EU or the length of time, expected to be measured in years, that this may take. The implications of the United Kingdom withdrawing from the EU are similarly unclear at present because it is unclear what relationship the United Kingdom will have with the EU after withdrawal. We face risks associated with the uncertainty following the referendum and the consequences that may flow from the decision to exit the EU. Among other things, the exit of the United Kingdom from the EU could adversely affect European or worldwide economic or market conditions and could contribute to further instability in global financial markets. In addition, the exit of the United Kingdom from the EU could lead to legal and regulatory uncertainty and potentially divergent treaties, laws and regulations as the United Kingdom determines which EU treaties, laws and regulations to replace or replicate, including those governing aviation, labor, environmental, data protection/privacy, competition and other matters applicable to the provision of air transportation services by us or our joint business or code share partners. The impact on our business of any treaties, laws and regulations that replace the existing EU counterparts cannot be predicted. Any of these effects, and others we cannot anticipate, could materially adversely affect our business, results of operations and financial condition.

We are subject to many forms of environmental and noise regulation and may incur substantial costs as a result.

We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment and noise reduction, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils and waste materials. Compliance with environmental laws and regulations can require significant expenditures, and violations can lead to significant fines and penalties.

In June 2015, the U.S. Environmental Protection Agency (EPA) issued revised underground storage tank regulations that could affect airport fuel hydrant systems, as certain of those systems may need to be modified in order to comply with applicable portions of the revised regulations. Additionally, on June 4, 2015, the EPA reissued the Multi-Sector General Permit for Stormwater Discharges from Industrial Activities. Among other revisions, the reissued permit incorporates the EPA’s previously issued Airport Deicing Effluent Limitation Guidelines and New Source Performance Standards. In addition, California adopted a revised State Industrial General Permit for Stormwater Discharges on April 1, 2014, which became effective July 1, 2015. This permit places additional reporting and monitoring requirements on permittees and requires implementation of mandatory best management practices. While the cost of compliance with these requirements is not expected to be significant, we will continue to monitor and evaluate the impact of these requirements on airport operations. In addition to the EPA and state regulations, several U.S. airport authorities are actively engaged in efforts to limit discharges of de-icing fluid to the environment, often by requiring airlines to participate in the building or reconfiguring of airport de-icing facilities. Such efforts are likely to impose additional costs and restrictions on airlines using those airports. We do not believe, however, that such environmental developments will have a material impact on our capital expenditures or otherwise materially adversely affect our operations, operating costs or competitive position.

We are also subject to other environmental laws and regulations, including those that require us to investigate and remediate soil or groundwater to meet certain remediation standards. Under federal law, generators of waste materials, and current and former owners or operators of facilities, can be subject to liability for investigation and remediation costs at locations that have been identified as requiring response actions. Liability under these laws may be strict, joint and several, meaning that we could be liable for the costs of cleaning up environmental contamination regardless of fault or the amount of wastes directly attributable to us. We have liability for investigation and remediation costs at various sites, although such costs are currently not expected to have a material adverse effect on our business.

We have various leases and agreements with respect to real property, tanks and pipelines with airports and other operators. Under these leases and agreements, we have agreed to indemnify the lessor or operator against environmental liabilities associated with the real property or operations described under the agreement, in some cases even if we are not the party responsible for the initial event that caused the environmental damage. We also participate in leases with other airlines in fuel consortiums and fuel committees at airports, where such indemnities are generally joint and several among the participating airlines.

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

We are subject to risks associated with climate change, including increased regulation to reduce emissions of greenhouse gases.

There is increasing global regulatory focus on climate change and greenhouse gas (GHG) emissions. For example, the EU has established the Emissions Trading Scheme (ETS) to regulate GHG emissions in the EU. The EU adopted a directive in 2008 under which each EU member state is required to extend the ETS to aviation operations. This directive would have required us, beginning in 2012, to annually submit emission allowances in order to operate flights to and from airports in the European Economic Area (EEA), including flights between the U.S. and EU member states. However, in an effort to allow the International Civil Aviation Organization (ICAO) time to propose an alternate scheme to manage global aviation emissions, in April 2013, the EU suspended for one year the ETS’ application to flights entering and departing the EEA, limiting its application, for flights flown in 2012, to intra-EEA flights only. In October 2013, the ICAO Assembly adopted a resolution calling for the development through ICAO of a global, market-based scheme for aviation GHG emissions, to be finalized in 2016 and implemented in 2020. Subsequently, the EU amended the ETS so that the monitoring, reporting and submission of allowances for aviation GHG emissions will continue to be limited to only intra-EEA flights through 2016, at which time the EU will evaluate the progress made by ICAO and determine what, if any, measures to take related to aviation GHG emissions from 2017 onwards. The U.S. enacted legislation in November 2012 which encourages the DOT to seek an international solution through ICAO and that will allow the U.S. Secretary of Transportation to prohibit U.S. airlines from participating in the ETS.

In October 2016, ICAO passed a resolution adopting the ICAO Carbon Offsetting and Reduction Scheme for International Aviation (CORSIA), which is a global, market-based emissions offset program to encourage carbon-neutral growth beyond 2020. The CORSIA was supported by the board of Airlines For America (the principal US airline trade association) and IATA (the principal international airline trade association), and by American and many other U.S. and foreign airlines. The CORSIA will increase operating costs for American and most other airlines, including other U.S. airlines that operate internationally, but the implementation of a global program, as compared to regional emission reduction schemes, should help to ensure that these costs will be more predictable and more evenly applied to American and its competitors. The CORSIA is expected to be implemented in phases, beginning in 2021. Certain details still need to be developed and the impact of the CORSIA cannot be fully predicted. Although the EU has not detailed its future plans for the EU ETS, it is expected that the adoption of the CORSIA by ICAO will generally stave off a proliferation of regional schemes like EU ETS, and other environmental taxes. While we do not anticipate any significant emissions allowance expenditures in 2016, beyond 2016 compliance with the CORSIA, ETS or similar emissions-related requirements could significantly increase our operating costs. Further, the potential impact of the CORSIA, ETS or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets and the number of future flights subject to such emissions-related requirements. These costs have not been completely defined and could fluctuate.

In addition, in December 2015, at the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change (UNFCCC’s COP21), over 190 countries, including the United States, reached an agreement to reduce global greenhouse gas emissions. While there is no express reference to aviation in this international agreement, to the extent the United States and other countries implement this agreement or impose other climate change regulations, either with respect to the aviation industry or with respect to related industries such as the aviation fuel industry, it could have an adverse direct or indirect effect on our business.

Within the U.S., there is an increasing trend toward regulating GHG emissions directly under the Clean Air Act (CAA). In response to a 2012 ruling by the U.S. District Court for the District of Columbia, the EPA announced in June 2015 a proposed endangerment finding that aircraft engine GHG emissions cause or contribute to air pollution that may reasonably be anticipated to endanger public health or welfare. A public hearing regarding the proposed endangerment finding was held in August 2015. If the EPA finalizes the endangerment finding, the EPA is obligated under the CAA to set aircraft engine GHG emission standards. It is anticipated that any such standards established by the EPA would closely align with emission standards currently being developed by ICAO. In February 2016, the ICAO Committee on Aviation Environmental Protection recommended that ICAO adopt carbon dioxide certification standards that would apply to new type aircraft certified beginning in 2020, and would be phased in for newly manufactured existing aircraft type designs starting in 2023.

In addition, several states have adopted or are considering initiatives to regulate emissions of GHGs, primarily through the planned development of GHG emissions inventories and/or regional GHG cap and trade programs.

These regulatory efforts, both internationally and in the U.S. at the federal and state levels, are still developing, and we cannot yet determine what the final regulatory programs or their impact will be in the U.S., the EU or in other areas in which we do business. However, such climate change-related regulatory activity in the future may adversely affect our business and financial results by requiring us to reduce our emissions, purchase allowances or otherwise pay for our emissions. Such activity may also impact us indirectly by increasing our operating costs, including fuel costs.

We rely heavily on technology and automated systems to operate our business, and any failure of these technologies or systems could harm our business, results of operations and financial condition.

We are highly dependent on technology and automated systems to operate our business and achieve low operating costs. These technologies and systems include our computerized airline reservation system, flight operations systems, financial planning, management and accounting systems, telecommunications systems, website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information, as well as issue electronic tickets and process critical financial information in a timely manner. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our automated systems are not functioning or if our third-party service providers were to fail to adequately provide technical support, system maintenance or timely software upgrades for any one of our key existing systems, we could experience service disruptions or delays, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. In the event that one or more of our primary technology or systems vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all, and any transition time to a new system may be significant.

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

Among the principal risks of integrating our businesses and operations are the risks relating to integrating various computer, communications and other technology systems that will be necessary to operate US Airways and American as a single airline and to achieve cost synergies by eliminating redundancies in the businesses. While we have to date successfully integrated several of our systems, including our customer reservations system and our pilot and fleet scheduling system, we still have to complete several additional important system integration projects. The integration of these systems in a number of prior airline mergers has taken longer, been more disruptive and cost more than originally forecast. The implementation process to integrate these various systems will involve a number of risks that could adversely impact our business, results of operations and financial condition. New systems will replace multiple legacy systems and the related implementation will be a complex and time-consuming project involving substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.

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

If one of our aircraft, an aircraft that is operated under our brand by one of our regional operators, or an aircraft that is operated by an airline with which we have a marketing alliance or codeshare relationship were to be involved in an accident, incident or catastrophe, we could be exposed to significant tort liability. The insurance we carry to cover damages arising from any future accidents may be inadequate. In the event that our insurance is not adequate, we may be forced to bear substantial losses from an accident. In addition, any accident, incident or catastrophe involving an aircraft operated by us, operated under our brand by one of our regional operators or operated by one of our codeshare partners could create a public perception that our aircraft or those of our regional operators or codeshare partners are not safe or reliable, which could harm our reputation, result in air travelers being reluctant to fly on our aircraft or those of our regional operators or codeshare partners, and adversely impact our business, results of operations and financial condition.

Delays in scheduled aircraft deliveries or other loss of anticipated fleet capacity, and failure of new aircraft to perform as expected, may adversely impact our business, results of operations and financial condition.

The success of our business depends on, among other things, effectively managing the number and types of aircraft we operate. In many cases, the aircraft we intend to operate are not yet in our fleet, but we have contractual commitments to purchase or lease them. If for any reason we were unable to accept or secure deliveries of new aircraft on contractually scheduled delivery dates, this could have a negative impact on our business, results of operations and financial condition. Our failure to integrate newly purchased aircraft into our fleet as planned might require us to seek extensions of the terms for some leased aircraft or otherwise delay the exit of certain aircraft from our fleet. Such unanticipated extensions or delays may require us to operate existing aircraft beyond the point at which it is economically optimal to retire them, resulting in increased maintenance costs. If new aircraft orders are not filled on a timely basis, we could face higher operating costs than planned. In addition, if the aircraft we receive do not meet expected performance or quality standards, including with respect to fuel efficiency and reliability, our business, results of operations and financial condition could be adversely impacted.

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

•	changes in consumer preferences, perceptions, spending patterns, or demographic trends;

•	changes in the competitive environment due to industry consolidation, changes in airline alliance affiliations, and other factors;

•	actual or potential disruptions to the ATC systems;

•	increases in costs of safety, security, and environmental measures;

•	outbreaks of diseases that affect travel behavior; and

•	weather and natural disasters.

In particular, an outbreak of a contagious disease such as the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, H1N1 influenza virus, avian flu, Zika virus, or any other similar illness, if it were to persist for an extended period, could materially affect the airline industry and us by reducing revenues and adversely impacting our operations and passengers’ travel behavior. As a result of these or other conditions beyond our control, our results of operations could be volatile and subject to rapid and unexpected change. In addition, due to generally weaker demand for air travel during the winter, our revenues in the first and fourth quarters of the year could be weaker than revenues in the second and third quarters of the year.

A higher than normal number of pilot retirements, more stringent duty time regulations, increased flight hour requirements for commercial airline pilots and other factors have caused a shortage of pilots which could materially adversely affect our business.

We currently have a higher than normal number of pilots eligible for retirement. Among other things, the extension of pilot careers facilitated by the FAA’s 2007 modification of the mandatory retirement age from age 60 to age 65 has now been fully implemented, resulting in large numbers of pilots in the industry approaching the revised mandatory retirement age. Further, in July 2013, the FAA issued regulations that increased the flight hours required for pilots working for airlines certificated under Part 121 of the Federal Aviation Regulations. In addition, on January 4, 2014, more stringent pilot flight and duty time requirements under Part 117 of the Federal Aviation Regulations took effect. These and other factors, including reductions in the number of military pilots being trained by the U.S. armed forces and available as commercial pilots upon their retirement from military service, have contributed to a shortage of qualified, entry-level pilots and increased compensation costs, particularly for our regional subsidiaries and our other regional partners who have paid increased wages and signing bonuses to their pilots. The foregoing factors have also led to increased competition from large, mainline carriers to hire pilots to replace retiring pilots. We believe that this industry-wide pilot shortage is becoming an increasing problem for airlines in the United States. Our regional partners have recently been unable to hire adequate numbers of pilots to meet their needs, resulting in a reduction in the number of flights offered, disruptions, increased costs of operations, financial difficulties and other adverse effects, and these circumstances may become more severe in the future and thereby cause a material adverse effect on our business.

Increases in insurance costs or reductions in insurance coverage may adversely impact our operations and financial results.

The terrorist attacks of September 11, 2001 led to a significant increase in insurance premiums and a decrease in the insurance coverage available to commercial air carriers. Accordingly, our insurance costs increased significantly, and our ability to continue to obtain insurance even at current prices remains uncertain. If we are unable to maintain adequate insurance coverage, our business could be materially and adversely affected. Additionally, severe disruptions in the domestic and global financial markets could adversely impact the claims-paying ability of some insurers. Future downgrades in the ratings of enough insurers could adversely impact both the availability of appropriate insurance coverage and its cost. Because of competitive pressures in our industry, our ability to pass additional insurance costs to passengers is limited. As a result, further increases in insurance costs or reductions in available insurance coverage could have an adverse impact on our financial results.

We may be a party to litigation in the normal course of business or otherwise, which could affect our financial position and liquidity.

From time to time, we are a party to or otherwise involved in legal proceedings, claims and government inspections or investigations and other legal matters, both inside and outside the United States, arising in the ordinary course of our business or otherwise. We are currently involved in various legal proceedings and claims that have not yet been fully resolved and additional claims may arise in the future. Legal proceedings can be complex and take many months, or even years, to reach resolution, with the final outcome depending on a number of variables, some of which are not within our control. Litigation is subject to significant uncertainty and may be expensive, time-consuming, and disruptive to our operations. Although we will vigorously defend ourselves in such legal proceedings, their ultimate resolution and potential financial and other impacts on us are uncertain. For these and other reasons, we may choose to settle legal proceedings and claims, regardless of their actual merit. If a legal proceeding is resolved against us, it could result in significant compensatory damages, and in certain circumstances punitive or trebled damages, disgorgement of revenue or profits, remedial corporate measures or injunctive relief imposed on us. If our existing insurance does not cover the amount or types of damages awarded, or if other resolution or actions taken as a result of the legal proceeding were to restrain our ability to operate or market our services, our consolidated financial position, results of operations or cash flows could be materially adversely affected. In addition, legal proceedings, and any adverse resolution thereof, can result in adverse publicity and damage to our reputation, which could adversely impact our business. Additional information regarding certain legal matters in which we are involved can be found in Part II, Item 1. Legal Proceedings.

Our ability to utilize our NOL Carryforwards may be limited.

Under the Internal Revenue Code of 1986, as amended (the Code), a corporation is generally allowed a deduction for NOLs carried over from prior taxable years (NOL Carryforwards). As of December 31, 2015, we had available NOL Carryforwards of approximately $8.0 billion for regular federal income tax purposes which will expire, if unused, beginning in 2022, and approximately $4.0 billion for state income tax purposes which will expire, if unused, between 2016 and 2034. As of December 31, 2015, the amount of NOL Carryforwards for state income tax purposes that will expire, if unused, in 2016 is $136 million. Following the filing of our 2015 annual tax return in the third quarter of 2016, federal NOLs, substantially all of which are expected to be available to reduce future federal taxable income in 2016 and future years, increased by $2.5 billion. The increase in the federal NOLs is attributable to the election to take bonus depreciation on eligible assets (primarily aircraft) in the 2015 federal income tax return. Our NOL Carryforwards are subject to adjustment on audit by the Internal Revenue Service and the respective state taxing authorities.

A corporation’s ability to deduct its federal NOL Carryforwards and to utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code (Section 382) if it undergoes an “ownership change” as defined in Section 382 (generally where cumulative stock ownership changes among material stockholders exceed 50 percent during a rolling three-year period). We experienced an ownership change in connection with our emergence from the Chapter 11 Cases and US Airways Group experienced an ownership change in connection with the Merger. The general limitation rules for a debtor in a bankruptcy case are liberalized where the ownership change occurs upon emergence from bankruptcy. We elected to be covered by certain special rules for federal income tax purposes that permitted approximately $9.0 billion (with $6.6 billion of unlimited NOL still remaining at December 31, 2015) of our federal NOL Carryforwards to be utilized without regard to the annual limitation generally imposed by Section 382. If the special rules are determined not to apply, our ability to utilize such federal NOL Carryforwards may be subject to limitation. Substantially all of our remaining federal NOL Carryforwards (attributable to US Airways Group and its subsidiaries) are subject to limitation under Section 382 as a result of the Merger; however, our ability to utilize such NOL Carryforwards is not anticipated to be effectively constrained as a result of such limitation. Similar limitations may apply for state income tax purposes.

Notwithstanding the foregoing, an ownership change subsequent to our emergence from the Chapter 11 Cases may severely limit or effectively eliminate our ability to utilize our NOL Carryforwards and other tax attributes. To reduce the risk of a potential adverse effect on our ability to utilize our NOL Carryforwards, our Certificate of Incorporation contains transfer restrictions applicable to certain substantial stockholders. Although the purpose of these transfer restrictions is to prevent an ownership change from occurring, no assurance can be given that such an ownership change will not occur, in which case our ability to utilize our NOL Carryforwards and other tax attributes could be severely limited or effectively eliminated.

Our ability to use our NOL Carryforwards also will depend on the amount of taxable income generated in future periods. The NOL Carryforwards may expire before we can generate sufficient taxable income to use them.

We have a significant amount of goodwill, which is tested for impairment at least annually. In addition, we may never realize the full value of our intangible assets or long-lived assets, causing us to record material impairment charges.

Goodwill is not amortized, but is tested for impairment at least annually. In accordance with applicable accounting standards, we are required to test our indefinite-lived intangible assets for impairment on an annual basis, or more frequently if conditions indicate that an impairment may have occurred. In addition, we are required to test certain of our other long-lived assets for impairment if conditions indicate that an impairment may have occurred.

Future impairment of goodwill or other long-lived assets could be recorded in results of operations as a result of changes in assumptions, estimates, or circumstances, some of which are beyond our control. Factors which could result in an impairment could include, but are not limited to: (i) reduced passenger demand as a result of domestic or global economic conditions; (ii) higher prices for jet fuel; (iii) lower fares or passenger yields as a result of increased competition or lower demand; (iv) a significant increase in future capital expenditure commitments; and (v) significant disruptions to our operations as a result of both internal and external events such as terrorist activities, actual or threatened war, labor actions by employees, or further industry regulation. There can be no assurance that a material impairment charge of goodwill or tangible or intangible assets will be avoided. The value of our aircraft could be impacted in future periods by changes in supply and demand for these aircraft. Such changes in supply and demand for certain aircraft types could result from grounding of aircraft by us or other airlines. An impairment charge could have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to AAG’s Common Stock

The price of our common stock has recently been and may in the future be volatile.

The market price of AAG common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	AAG’s operating and financial results failing to meet the expectations of securities analysts or investors;

•	changes in financial estimates or recommendations by securities analysts;

•	material announcements by us or our competitors;

•	movements in fuel prices;

•	expectations regarding our capital deployment program, including our share repurchase program and any future dividend payments that may be declared by our Board of Directors;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions;

•	the success or failure of AAG’s integration efforts;

•	changes in our key personnel;

•

distributions of shares of AAG common stock pursuant to the Plan, including distributions from the disputed claims reserve established under the plan of reorganization upon the resolution of the underlying claims;

•

public sales of a substantial number of shares of AAG common stock or issuances of AAG common stock upon the exercise or conversion of convertible securities, options, warrants, restricted stock unit awards, stock appreciation rights, or similar rights;

•	increases or decreases in reported holdings by insiders or other significant stockholders;

•	fluctuations in trading volume; and

•	changes in market values of airline companies as well as general market conditions.

We cannot guarantee that we will repurchase our common stock pursuant to our share repurchase programs or continue to pay dividends on our common stock or that our capital deployment program will enhance long-term stockholder value. Our capital deployment program could increase the volatility of the price of our common stock and diminish our cash reserves.

Since July 2014, as part of our capital deployment program, our Board of Directors has approved several share repurchase programs aggregating $9.0 billion of authority of which, as of September 30, 2016, $555 million remained unused under repurchase programs that expire on December 31, 2017. Share repurchases under our share repurchase programs may be made through a variety of methods, which may include open market purchases, privately negotiated transactions, block trades or accelerated share repurchase transactions. These share repurchase programs do not obligate us to acquire any specific number of shares or to repurchase any specific number of shares for any fixed period, and may be suspended at any time at our discretion. The timing and amount of repurchases, if any, will be subject to market and economic conditions, applicable legal requirements and other relevant factors. The repurchase programs may be limited, suspended or discontinued at any time without prior notice.

Although our Board of Directors commenced declaring quarterly cash dividends in July 2014 as part of our capital deployment program, any future dividends that may be declared and paid from time to time will be subject to market and economic conditions, applicable legal requirements and other relevant factors. We are not obligated to continue a dividend for any fixed period, and payment of dividends may be suspended at any time at our discretion. We will continue to retain future earnings to develop our business, as opportunities arise, and evaluate on a quarterly basis the amount and timing of future dividends based on our operating results, financial condition, capital requirements and general business conditions. The amount and timing of any future dividends may vary, and the payment of any dividend does not assure that we will be able to pay dividends in the future.

In addition, repurchases of AAG common stock pursuant to our share repurchase programs and any future dividends could affect our stock price and increase its volatility. The existence of a share repurchase program and any future dividends could cause our stock price to be higher than it would otherwise be and could potentially reduce the market liquidity for our stock. Additionally, our share repurchase programs and any future dividends will diminish our cash reserves, which may impact our ability to finance future growth and to pursue possible future strategic opportunities and acquisitions. Further, our share repurchase programs may fluctuate such that our cash flow may be insufficient to fully cover our share repurchases. Although our share repurchase programs are intended to enhance long-term stockholder value, there is no assurance that it will do so because the market price of our common stock may decline below the levels at which we repurchased shares of stock and short-term stock price fluctuations could reduce the program’s effectiveness.

Certain provisions of AAG’s Certificate of Incorporation and Bylaws make it difficult for stockholders to change the composition of our Board of Directors and may discourage takeover attempts that some of our stockholders might consider beneficial.

Certain provisions of our Restated Certificate of Incorporation (Certificate of Incorporation) and Amended and Restated Bylaws (Bylaws) may have the effect of delaying or preventing changes in control if our Board of Directors determines that such changes in control are not in our best interest and the best interest of our stockholders. These provisions include, among other things, the following:

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

These provisions are not intended to prevent a takeover, but are intended to protect and maximize the value of the interests of our stockholders. While these provisions have the effect of encouraging persons seeking to acquire control of our company to negotiate with our Board of Directors, they could enable our Board of Directors to prevent a transaction that some, or a majority, of our stockholders might believe to be in their best interest and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. In addition, we are subject to the provisions of Section 203 of the Delaware General Corporation Law, which prohibits business combinations with interested stockholders. Interested stockholders do not include stockholders whose acquisition of our securities is approved by the Board of Directors prior to the investment under Section 203.

AAG’s Certificate of Incorporation and Bylaws include provisions that limit voting and acquisition and disposition of our equity interests.

Our Certificate of Incorporation and Bylaws include certain provisions that limit voting and ownership and disposition of our equity interests, including AAG common stock and convertible notes. These restrictions may adversely affect the ability of certain holders of AAG common stock and our other equity interests to vote such interests and adversely affect the ability of persons to acquire shares of AAG common stock and our other equity interests.

In order to protect AAG’s NOL Carryforwards and certain other tax attributes, AAG’s Certificate of Incorporation includes certain limitations on acquisitions and dispositions of AAG’s common stock, which may limit the liquidity of our common stock.

To reduce the risk of a potential adverse effect on our ability to use our NOL Carryforwards and certain other tax attributes for federal income tax purposes, our Certificate of Incorporation contains certain restrictions on the acquisition and disposition of AAG common stock by substantial stockholders. These restrictions may adversely affect the ability of certain holders of AAG common stock to dispose of or acquire shares of AAG common stock. Although the purpose of these transfer restrictions is to prevent an “ownership change” (as defined in Section 382) from occurring, no assurance can be given that an ownership change will not occur even with these restrictions in place.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table displays information with respect to our purchases of shares of AAG common stock during the three months ended September 30, 2016.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan or program	Maximum dollar value of shares that may be purchased under the plan or program (in millions)
July 2016	11,231,052	$32.48	11,231,052	$806
August 2016	3,222,480	$35.97	3,222,480	$690
September 2016	3,727,813	$36.25	3,727,813	$555

ITEM 6.	EXHIBITS

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

American Airlines Group Inc.

Date: October 20, 2016	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

American Airlines, Inc.

Date: October 20, 2016	By:	/s/ Derek J. Kerr
Derek J. Kerr
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

4.1

Pass Through Trust Agreement, dated as of September 16, 2014, between American Airlines, Inc. and Wilmington Trust Company, as Trustee (incorporated by reference to Exhibit 4.1 to American’s Current Report on Form 8-K filed on September 17, 2014 (Commission File No. 1-2691)).

4.2

Trust Supplement No. 2016-2B, dated as of July 8, 2016, between American Airlines, Inc. and Wilmington Trust Company, as Trustee, to the Pass Through Trust Agreement, dated as of September 16, 2014 (incorporated by reference to Exhibit 4.2 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.3

Amended and Restated Intercreditor Agreement (2016-2), dated as of July 8, 2016, among Wilmington Trust Company, as Trustee of the American Airlines Pass Through Trust 2016-2AA, as Trustee of the American Airlines Pass Through Trust 2016-2A and as Trustee of the American Airlines Pass Through Trust 2016-2B, KfW IPEX-Bank GmbH, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust Company, as Subordination Agent (incorporated by reference to Exhibit 4.3 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.4

Deposit Agreement (Class B), dated as of July 8, 2016, between Wilmington Trust, National Association, as Escrow Agent, and Citibank, N.A., as Depositary (incorporated by reference to Exhibit 4.4 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.5

Escrow and Paying Agent Agreement (Class B), dated as of July 8, 2016, among Wilmington Trust, National Association, as Escrow Agent, Citigroup Global Markets Inc., as the initial purchaser, Wilmington Trust Company, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of American Airlines Pass Through Trust 2016-2B, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.5 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.6

Amended and Restated Note Purchase Agreement, dated as of July 8, 2016, among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust, National Association, as Escrow Agent, and Wilmington Trust Company, as Paying Agent (incorporated by reference to Exhibit 4.6 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

4.7

Form of Participation Agreement (Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (included in Exhibit B to Exhibit 4.6).

4.8

Form of First Amendment to Participation Agreement (First Amendment to Participation Agreement among American Airlines, Inc., Wilmington Trust Company, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust Company, as Subordination Agent, Wilmington Trust Company, as Loan Trustee, and Wilmington Trust Company, in its individual capacity as set forth therein) (included in Exhibit D to Exhibit 4.6).

4.9	Form of Indenture and Security Agreement (Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (included in Exhibit C to Exhibit 4.6).

4.10

Form of First Amendment to Indenture and Security Agreement (First Amendment to Indenture and Security Agreement between American Airlines, Inc., and Wilmington Trust Company, as Loan Trustee) (included in Exhibit E to Exhibit 4.6).

4.11	Form of Pass Through Trust Certificate, Series 2016-2B (included in Exhibit A to Exhibit 4.2).

4.12

Revolving Credit Agreement (2016-2B), dated as of July 8, 2016, between Wilmington Trust Company, as Subordination Agent, as agent and trustee for the trustee of the American Airlines Pass Through Trust 2016-2B, as Borrower, and KfW IPEX Bank GmbH, as liquidity Provider (incorporated by reference to Exhibit 4.12 to American’s Current Report on Form 8-K filed on July 12, 2016 (Commission File No. 1-2691)).

10.1

Second Amendment to the Amended and Restated Credit and Guaranty Agreement, dated September 22, 2016, amending the Amended and Restated Credit and Guaranty Agreement, dated as of April 20, 2015, among American Airlines, Inc., American Airlines Group Inc., the lenders from time to time party thereto, Citibank N.A., as administrative agent, and certain other parties thereto.

Exhibit Number	Description

10.2	Supplemental Agreement No. 5, dated as of August 8, 2016, to Purchase Agreement No. 03735 dated as of February 1, 2013, between American Airlines, Inc. and The Boeing Company.*

10.3	Supplemental Agreement No. 7, dated as of August 8, 2016, to Purchase Agreement No. 3219 dated as of October 15, 2008, between American Airlines, Inc. and The Boeing Company.*

10.4	Amendment No. 8, dated as of July 18, 2016, to the Amended and Restated Airbus A350 XWB Purchase Agreement, dated as of October 2, 2007, between American Airlines, Inc. and Airbus S.A.S.*

10.5

Transition and Separation Agreement, dated as of August 29, 2016, among J. Scott Kirby, American Airlines Group Inc. and American Airlines, Inc. (incorporated by reference to Exhibit 99.1 to AAG and American’s Current Report on Form 8-K filed on August 29, 2016 (Commission File Nos. 1-8400 and 1-2691)).

12.1	Computation of ratio of earnings to fixed charges of American Airlines Group Inc. for the nine months ended September 30, 2016.

12.2	Computation of ratio of earnings to fixed charges of American Airlines, Inc. for the nine months ended September 30, 2016.

31.1	Certification of AAG Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of AAG Chief Financial Officer pursuant to Rule 13a-14(a).

31.3	Certification of American Chief Executive Officer pursuant to Rule 13a-14(a).

31.4	Certification of American Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	AAG Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

32.2	American Certification pursuant to Rule 13a-14(b) and section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of section 1350, chapter 63 of title 18, United States Code).

101	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Confidential treatment has been requested with respect to certain portions of this agreement.